Form 10-Q
period 1997-12-27
PERICOM SEMICONDUCTOR CORP
filed 1998-02-06
CIK 1001426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 27, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

               Commission File Number 0-27026


                       Pericom Semiconductor Corporation
            (Exact Name of Registrant as Specified in Its Charter)

        California                                        77-0254621
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                               2380 Bering Drive
                          San Jose, California  95131
                                 (408) 435-0800
                  (Address of Principal Executive Offices and
                Issuer's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       [X]        No      [ ]


The number of outstanding shares of the Registrant's Common Stock as of January 29, 1998 was 9,065,488.

                       Pericom Semiconductor Corporation

               Form 10-Q for the Quarter Ended December 27, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION                                        Page
                                                                      ----

        Item 1:     Financial Statements

                    Condensed Balance Sheets as of
                    December 31, 1997 and June 30, 1997                     3

                    Condensed Statements of Income
                    for the three months and six months ended
                    December 31, 1997 and December 31, 1996                 4

                    Condensed Statements of Cash Flows
                    for the six months ended
                    December 31, 1997 and December 31, 1996                 5

                    Notes to Condensed Financial Statements                 6

        Item 2:     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8



PART II.  OTHER INFORMATION

        Item 4:     Submission of Matters to Vote of Security Holders      18

        Item 6:     Exhibits and Reports on Form 8-K                       18

       Signatures                                                          19

                         PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                   December 31,         June 30,
                                                                                       1997               1997
                                                                                   (Unaudited)
                                               ASSETS
Current assets:
     Cash and equivalents                                                              $10,905             $ 9,566
     Short-term investments                                                             14,569                 ---
     Accounts receivable:
          Trade (net of allowances of $1,347 and $1,198)                                 5,450               3,247
          Related party                                                                     41                  99
     Inventories                                                                         5,757               6,182
     Prepaid expenses and other current assets                                             139                 149
     Deferred income taxes                                                                 339                 339
                                                                                   -----------         -----------
                Total current assets                                                    37,200              19,582
Property and equipment - net                                                             4,256               3,422
Investments                                                                                475                 545
Other assets                                                                                44                  32
                                                                                   -----------         -----------
                                                                                       $41,975             $23,581
                                                                                   ============        ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 4,701             $ 4,984
     Accrued liabilities                                                                 1,825               1,203
     Income taxes payable                                                                   66                 411
                                                                                   -----------         -----------
               Total current liabilities                                                 6,592               6,598
Deferred income taxes                                                                      188                 188
Shareholder's equity:
     Convertible preferred stock                                                           ---               7,717
     Common stock                                                                       24,091                 201
     Retained earnings                                                                  11,104               8,877
                                                                                   -----------         -----------
               Total shareholders' equity                                               35,195              16,795
                                                                                   -----------         -----------
                                                                                       $41,975             $23,581
                                                                                   ===========         ===========



                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                        Condensed Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                 Three Months Ended               Six Months Ended
                                                                    December 31,                     December 31,
                                                              ------------------------      -------------------------
                                                                 1997           1996            1997            1996
Net revenues                                                   $11,974          $7,300        $23,372         $13,901
Cost of revenues                                                 7,140           4,676         13,979           8,672
                                                              --------       ---------       --------         -------
     Gross profit                                                4,834           2,624          9,393           5,229
                                                              --------       ---------       --------         -------
Operating expenses:
     Research and development                                    1,269             989          2,438           1,975
     Selling, general and administrative                         1,991           1,407          3,947           2,855
                                                              --------       ---------       --------         -------
          Total                                                  3,260           2,396          6,385           4,830
                                                              --------       ---------       --------         -------
Income from operations                                           1,574             228          3,008             399
Equity in net loss of joint venture                                (40)            ---            (70)            (30)
Interest income                                                    263             105            386             210
                                                              --------       ---------       --------         -------

Income before income taxes                                       1,797             303          3,324             579
Provision for income taxes                                         593             100          1,097             191
                                                              --------       ---------       --------         -------

Net income                                                     $ 1,204          $  203        $ 2,227         $   388
                                                              ========       =========       ========         =======
Basic earnings per share                                         $0.17           $0.07          $0.44           $0.13
                                                              ========       =========       ========         =======
Diluted earnings per share                                       $0.13           $0.03          $0.25           $0.05
                                                              ========       =========       ========         =======
Shares used in computing basic earnings per share                6,926           2,941          5,024           2,941
                                                              ========       =========       ========         =======
Shares used in computing diluted earnings per share              9,390           8,112          8,800           8,168
                                                              ========       =========       ========         =======


                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                Six Months Ended
                                                                  December 31,
                                                             -------------------------
                                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,227          $  388
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 560             450
     Equity in net loss of joint venture                            70              30
     Changes in assets and liabilities:
          Accounts receivable                                   (2,145)            499
          Inventories                                              425             933
          Prepaid expenses and other current assets                 10             (81)
          Accounts payable                                        (283)           (764)
          Accrued liabilities                                      622            (590)
          Income taxes payable                                    (345)            207
                                                             ---------        --------
Net cash provided by operating activities                        1,141           1,072
                                                             ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                   (1,394)           (458)
          Purchase of short-term investments                   (14,569)            ---
          (Increase) decrease in other assets                      (12)             33
                                                             ---------        --------
Net cash used for investing activities                         (15,975)           (425)
                                                             ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                  16,173              28
                                                             ---------        --------
Net cash provided by financing activities                       16,173              28
                                                             ---------        --------

NET INCREASE IN CASH AND EQUIVALENTS                             1,339             675
CASH AND EQUIVALENTS:
          Beginning of period                                    9,566           8,556
                                                             ---------        --------
          End of period                                       $ 10,905          $9,231
                                                             =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                        $  1,443          $  ---
                                                             =========        ========


                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of December 31, 1997 and the results of operations for the three and six-month periods ended December 31, 1997 and 1996 and of cash flows for the six-month periods ended December 31, 1997 and 1996. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto included in the Company's Registration Statement on Form S-1 as amended, filed with the Securities and Exchange Commission, SEC File No. 333-35327 (the "S-1").

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from estimates. The results of operations for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. Fiscal year 1997 ended on June 28, 1997. The three and six-month periods in fiscal years 1997 and 1998 ended on December 28, 1996 and December 27, 1997, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company's ability to attract and retain employees necessary to support its growth.

2. EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Pursuant to rules of the Securities and Exchange Commission, all common shares issued and options, warrants and other rights to acquire shares of Common Stock at a price less than the initial public offering price granted by the Company during the period subsequent to November 6, 1996 (using the treasury stock method until shares are issued) have been included in the computation of basic earnings per share and diluted earnings per share for all periods presented prior to October 31, 1997, the date the Company completed its initial public offering of common shares.

Basic and diluted earnings per share for the three and six month periods ended December 31, 1996 and December 31, 1997 are computed as follows:

                                                                Three months ended             Six months ended
                                                                   December 31,                  December 31,
                                                             -----------------------        ----------------------
                                                                 1997           1996           1997           1996
Net income                                                      $1,204         $  203         $2,227         $  388
                                                              ========       ========        =======        =======
Computation of common shares outstanding - basic
 earnings per share:
          Common stock                                           6,645          2,165          4,495          2,165
          Cheap Stock:
                Options granted                                    197            543            370            543
                Common shares issued                                84            233            159            233
                                                              --------       --------        -------        -------
Shares used in computing basic earnings per share                6,926          2,941          5,024          2,941
                                                              ========       ========        =======        =======
Basic earnings per share                                         $0.17          $0.07          $0.44          $0.13
                                                              ========       ========        =======        =======
Computation of common shares outstanding - diluted
 earnings per share:
          Common stock                                           6,645          2,165          4,495          2,165
          Cheap Stock:
                Options granted                                    197            543            370            543
                Common shares issued                                84            233            159            233
          Preferred shares                                       1,673          4,613          3,143          4,613
          Dilutive options using the treasury stock method         791            558            633            614
                                                              --------       --------        -------        -------
 Shares used in computing diluted earnings per share             9,390          8,112          8,800          8,168
                                                              ========       ========        =======        =======
Diluted earnings per share                                       $0.13          $0.03          $0.25          $0.05
                                                              ========       ========        =======        =======

3. INVENTORIES

  Inventories consist of (in thousands):

                                                            December 31,         June 30,
                                                                1997               1997
Finished goods                                                 $  975             $1,327
Work in process                                                 3,816              3,659
Raw materials                                                     966              1,196
                                                              -------             ------
                                                               $5,757             $6,182
                                                             ========             ======

4. ACCRUED LIABILITIES

    Accrued liabilities consist of (in thousands):

                                                             December 31,         June 30,
                                                                1997               1997
Accrued compensation                                           $  793             $  591
External sales representative commissions                         502                310
Other accrued expenses                                            530                302
                                                              -------            -------
                                                               $1,825             $1,203
                                                              =======            =======

                  Item 2: Management's Discussion and Analysis
                of Financial Condition and Results of Operations


                       Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Form S-1.

Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward looking statements that involve risks and uncertainties, including statements regarding the expected future levels of the Company's research and development and selling, general and administrative expenses, and the sufficiency of the Company's current cash balances and cash expected to be generated from operations. The actual results that the Company achieves may differ materially from those projected in any forward looking projections due to the factors set forth in "Additional Factors That May Affect Results" and elsewhere in this report, as well as factors set forth in the Company's Form S-1. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                                   Three months ended               Six months ended
                                                                       December 31,                    December 31,
                                                                  --------------------            ---------------------
                                                                  1997            1996            1997            1996
Net revenues                                                     100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                  59.6%           64.1%           59.8%           62.4%
                                                                 ------          ------          ------          ------
     Gross profit                                                 40.4%           35.9%           40.2%           37.6%
                                                                 ------          ------          ------          ------
Operating expenses:
     Research and development                                     10.6%           13.5%           10.4%           14.2%
     Selling, general and administrative                          16.6%           19.3%           16.9%           20.5%
                                                                 ------          ------          ------          ------
          Total                                                   27.2%           32.8%           27.3%           34.7%
                                                                 ------          ------          ------          ------
Income from operations                                            13.2%            3.1%           12.9%            2.9%
Other income, net                                                  1.9%            1.1%            1.3%            1.3%
                                                                 ------          ------          ------          ------
Income before income taxes                                        15.1%            4.2%           14.2%            4.2%
Provision for income taxes                                         5.0%            1.4%            4.7%            1.4%
                                                                 ------          ------          ------          ------
Net income                                                        10.1%            2.8%            9.5%            2.8%
                                                                 ======          ======          ======          ======

NET REVENUES

Net revenues consist primarily of product sales, which are recognized at time of shipment, less an estimate for returns and allowances. Net revenues increased 64% from $7.3 million for the quarter ended December 31, 1996 to $12.0 million for the quarter ended December 31, 1997. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface and SiliconSwitch product lines, offset in part by a 17% decline in selling prices. Sales to domestic and international distributors as a percent of total revenues rose from 41% for the second quarter of fiscal 1997 to 49% for the second quarter of fiscal 1998. Sales to three customers accounted for approximately 15%, 12% and 11%, respectively, of net revenues in the second quarter of fiscal 1997, and sales to one customer accounted for approximately 10% of net revenues in the second quarter of fiscal 1998.

Net revenues increased 68% from $13.9 million for the six-month period ended December 31, 1996 to $23.4 million for the same period of fiscal 1998. The increase in net revenues was attributable to increased sales volume in all of the Company's product families, and in particular the Company's SiliconSwitch product line. Sales to domestic and international distributors as a percent of total revenues increased to 49% in the second half of fiscal 1998 from 46% in the comparable period in fiscal 1997. Two customers accounted for 17% and 11% of net revenues, respectively, in the first half of fiscal 1997. No customer accounted for 10% or more of net revenues in the first half of fiscal 1998.

Gross Profit

Gross profit increased 84% from $2.6 million for the quarter ended December 31, 1996 to $4.8 million for the corresponding quarter ended December 31, 1997. Gross profit as a percentage of net revenues, or gross margin, increased from 35.9% in the second quarter of fiscal 1997 to 40.4% in the second quarter fiscal of 1998. The increase in gross margin resulted from cost reductions in the Company's various product lines. Cost reductions were achieved in each of the Company's product lines through reduced wafer costs, lower per unit assembly and test costs, and increased die per wafer resulting from reduced design geometries.

Gross profit increased 80% from $5.2 million for the six months ended December 31, 1996 to $9.4 million for the corresponding period ended December 31, 1997. Gross margin also increased from 37.6% in the first half of fiscal year 1997 to 40.2% in the first half of fiscal 1998. The increase in gross margin was attributable to cost reduction factors in the same product lines as discussed in the quarterly analysis above.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 28% from $1.0 million for the quarter ended December 31, 1996 to $1.3 million for the corresponding quarter ended 1997, but decreased as a percentage of net revenues from 13.5% to 10.6%. Research and development expenses increased 23% from $2.0 million for the six months ended December 31, 1996 to $2.4 million for the corresponding period ended December 31, 1997, but decreased as a percentage of net revenues from 14.2% to 10.4%. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines, expansion of the Company's engineering staff and increased mask expense, as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 42% from $1.4 million for the quarter ended December 31, 1996 to $2.0 million for the corresponding quarter ended December 31,1997, but decreased as a percentage of net revenues from 19.3% to 16.6%. Selling, general and administrative expenses increased 38% from $2.9 million for the six months ended December 31, 1996 to $3.9 million for the corresponding period ended December 31,1997, but decreased as a percentage of net revenues from 20.5% to 16.9%. The increase in expense was attributable to increased staffing levels, particularly in sales and marketing, as well as increased commission expense due to higher sales levels. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing, commission expenses and increased legal and accounting expenses associated with public reporting obligations.

OTHER INCOME, NET

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $105,000 for the quarter ended December 31, 1996 to $223,000 for the corresponding quarter ended December 31, 1997 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1997 quarter, partially offset by an increase of $40,000 in the Company's share of the net losses of PTI.

Other income, net increased from $180,000 for the six months ended December 31, 1996 to $316,000 for the corresponding period ended December 31, 1997 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1997 quarter partially, offset by an increase of $40,000 in the Company's share of the net losses of PTI.


PROVISION FOR INCOME TAXES

The provision for income taxes increased from $100,000 for the quarter ended December 31, 1996 to $593,000 for the corresponding quarter ended December 31, 1997 due to the increase in taxable income. The provision for income taxes increased from $191,000 for the six months ended December 31, 1996 to $1.1 million for the corresponding period ended December 31, 1997 due to the increase in taxable income. In each of these periods, the provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first half of fiscal 1997 and 1998, operating activities generated $1.1 million of cash.

Net cash used for investing activities increased from $0.4 million for the six months ended December 31, 1996 to $16.0 million for the comparable period in fiscal 1998. The Company made capital expenditures of approximately $0.5 million during the first half of fiscal 1997 compared with $1.4 in the comparable period of fiscal 1998. The Company used proceeds from its initial public offering to purchase short-term investments of $14.6 million in the six months ended December 31, 1997.

As of December 31, 1997, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $25.5 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS

LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

There can be no assurance that any past levels of revenue growth or profitability can be sustained on a quarterly or annual basis. The Company's expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. The Company's business is characterized by short-term orders and shipment schedules. The Company does not have long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. The Company typically plans its production and inventory levels based on forecasts, generated with input from customers and sales representatives, of customer demand, which is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company has experienced significant fluctuations in its quarterly operating results in the past three fiscal years and could continue to experience such fluctuations in the future. For instance, in the quarter ended June 30, 1997, sales to Harris Corporation ("Harris") under a private label resale program were $3.1 million, compared to an average of $0.8 million in each of the three previous quarters. Sales to Harris are not expected to continue at the level achieved in the quarter ended June 30, 1997 and may fluctuate significantly from quarter to quarter. The Company's operating results are affected by a wide variety of factors that could materially and adversely affect net revenues and results of operations, including a decline in the gross margins of its products, the growth or reduction in the size of the market for interface ICs, delay or decline in orders received from distributors, the availability of manufacturing capacity with the Company's wafer suppliers, changes in product mix, customer acceptance of the Company's new products, the ability of customers to make payments to the Company, the timing of new product introductions and announcements by the Company and its competitors, increased research and development expenses associated with new product introductions or process changes, expenses incurred in obtaining and enforcing, and in defending claims with respect to, intellectual property rights, changes in manufacturing costs and fluctuations in manufacturing yields, and other factors such as general conditions in the semiconductor industry. All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, it is possible that the Company's operating results in future quarters may fall below the expectations of public market analysts and investors, which would likely result in a material drop in the market price of the Company's Common Stock.

Historically, selling prices in the semiconductor industry generally, as well as for the Company's products, have decreased significantly over the life of each product. Beginning late in calendar 1995 and continuing into calendar 1997, the Company experienced a significant decrease in the selling prices of many of its products, which had a material adverse effect on the Company's net revenue and overall gross margin. The Company expects that selling prices for its existing products will continue to decline over time and that selling prices for new products will decline significantly over the lives of these products. Declines in selling prices for the Company's products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce the Company's overall gross margin and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce production costs or to develop and market new products with higher gross margins.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

The Company's reliance on independent wafer suppliers to fabricate its wafers at their production facilities subjects the Company to such possible risks as potential lack of adequate capacity and available manufactured products, lack of control over delivery schedules and the risk of events limiting production and reducing yields, such as fires or other damage to production facilities or technical difficulties. Although, to date, the Company has not experienced any material delays in obtaining an adequate supply of wafers, there can be no assurance that the Company will not experience delays in the future. Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered Semiconductor Manufacturing Pte, Ltd. ("Chartered") in particular, to provide adequate quantities of finished wafers to meet the Company's needs in a timely manner or in needed quantities would delay production and product shipments and have a material adverse effect on the Company's business, financial condition and results of operations.

At present, the Company purchases wafers from its wafer suppliers through the issuance of purchase orders based on rolling six month forecasts provided by the Company, and such purchase orders are subject to acceptance by each wafer foundry. The Company does not have long-term purchase agreements with any of its wafer suppliers, each of which has the right to reduce or terminate allocations of wafers to the Company. In the event that these suppliers were unable or unwilling to continue to manufacture the Company's key products in required volumes, the Company would have to identify and qualify additional foundries. In any event, the Company's ability to grow in the future will also be dependent upon its ability to identify and qualify new wafer foundries. The qualification process can take up to six months or longer, and there can be no assurance that any additional wafer foundries will become available to the Company or will be in a position to satisfy any of the Company's requirements on a timely basis. The Company also depends upon its wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could delay or otherwise materially adversely affect the Company's development and introduction of new products. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than the Company or for internal uses, which could interrupt the Company's ability to meet its product delivery obligations. Any significant interruption in the supply of wafers to the Company would adversely affect the Company's operating results and relations with affected customers.

In the recent past, some wafer foundries, including some of those utilized by the Company, required certain customers to make substantial financial commitments to them as a condition to future allocations of finished wafer output. These financial commitments have taken the form of equity investments in the foundry by the customers, full or partial pre-payments on orders, or
furnishing capital equipment to the foundry.   The Company has not been required
to make such financial commitments to date. Although wafer foundries generally are no longer requiring such financial commitments, there can be no assurance that wafer foundries will not renew such requirements at some time in the future. The Company has limited financial resources and would be substantially less able than many of its competitors and other semiconductor manufacturers to provide equity investment or other substantial financial accommodations to its foundries to obtain capacity allocation guarantees. To the extent that such financial commitments are required to maintain existing wafer output or to obtain new capacity, the Company's ability to obtain wafers will be adversely affected if the Company is unable to meet such requirements.

Each of Chartered, Austria Mikro Systeme GmbH, Taiwan Semiconductor Manufacturing Corporation, New Japan Radio Corporation and LG Semicon Co., Ltd. is located outside the United States, which exposes the Company to those risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these foundries are located, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, product performance and functionality, customer acceptance, competitive pricing, successful and timely completion of product development, sufficient wafer fabrication capacity and achievement of acceptable manufacturing yields by the Company's wafer suppliers. There can be no assurance that the Company will be able successfully to identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such products or other difficulties in achieving volume production of these products. The failure of the Company to complete and introduce new products in a timely manner at competitive price/performance levels would materially and adversely affect the Company's business, financial condition and results of operations.

The Company has relied in the past and continues to rely upon its relationships with manufacturers of high-performance systems for insights into product development strategies for emerging system requirements. The Company believes it will rely on these relationships more in the future as the Company focuses on the development and production of application specific standard products (''ASSPs''). The Company generally incorporates its new products into a customer's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will depend in large part on the ultimate success of the customer's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues. To the extent the Company cannot develop or maintain such relationships, its ability to develop well-accepted new products may be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1997, sales to Harris and International Business Machines Corporation ("IBM") accounted for approximately 17% and 14%, respectively, of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 47% of net revenues. In the fourth quarter of fiscal 1997, sales to Harris under a private label resale program were $3.1 million and accounted for 27.3% of the Company's net revenues during that quarter. No customer accounted for 10% or more of net revenues during the first half of fiscal 1998. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. In particular, sales to Harris are not expected to continue at the level achieved in the fourth quarter of fiscal 1997. Loss of one or more of the Company's customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations.

COMPETITION

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include product features and performance, product quality, price, success in developing new products, adequate wafer fabrication capacity and sources of raw materials, efficiency of production, timing of new product introductions, ability to protect intellectual property rights and proprietary information, and general market and economic conditions. The Company's competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Quality Semiconductor, Inc. and Texas Instruments, Inc. most of which have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing customer relationships than the Company. The Company also competes with other major emerging companies that sell products to certain segments of the markets addressed by the Company. Competitors with greater financial resources and broader product lines may also have greater ability to engage in sustained price reductions in the Company's primary markets in order to gain or maintain market share.

The Company believes that its future success will depend on its ability to continue to improve and develop its products and processes. Unlike the Company, many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as those of the Company may be able to manufacture and sell competitive products at lower prices. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's business and results of operations. As is typical in the semiconductor industry, competitors of the Company have developed and marketed products having similar or identical functionality as the Company's products, and the Company expects that this trend will continue in the future. To the extent the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company is likely to experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors and other system devices, including application specific integrated circuits (''ASICs''), that have been and may be developed for particular systems. These devices may include interface logic functions which may eliminate the need or sharply reduce the demand for the Company's products in particular applications. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations. Competitive pressures could also reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could materially and adversely affect the Company's business, financial condition and results of operations. See ''--Dependence on Independent Wafer Foundries,'' ''--Dependence on Single or Limited Source Assembly Subcontractors."

VARIATION IN PRODUCTION YIELDS

The manufacture and assembly of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. In a typical semiconductor manufacturing process, silicon wafers produced by the foundry are sorted and cut into individual die that are then assembled into individual packages and tested for performance. The Company's wafer fabrication suppliers have from time to time experienced lower than anticipated yields of good die, as is typical in the semiconductor industry. In the event of such decreased yields, the Company would incur additional costs to sort wafers, an increase in average cost per usable die and an increase in the time to market for the Company's products. These conditions could reduce the Company's net revenues and gross margin, and have an adverse effect on the Company's business and results of operations, and relations with affected customers. No assurance can be given that the Company or its suppliers will not experience yield problems in the future which could result in a material adverse effect on the Company's business and results of operations.

SEMICONDUCTOR INDUSTRY RISKS

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, characterized by diminished product demand, accelerated erosion of average selling prices, overcapacity and rapidly changing technology and evolving industry standards. Beginning late in 1995 and continuing into calendar 1997, the Company experienced a significant decrease in the selling prices of many of its products, attributable primarily to a significant downward trend in pricing experienced in the semiconductor industry. Although the semiconductor industry is currently experiencing increased demand, it is uncertain how long these conditions will continue. The Company does not expect that this high level of demand will continue indefinitely. Accordingly, the Company may in the future experience substantial period-to-period fluctuations in business and results of operations due to general semiconductor industry conditions, overall economic conditions or other factors. The Company's business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

RELIANCE ON DISTRIBUTORS; PRODUCT RETURNS

Sales through domestic and international distributors represented 40% and 36% of the Company's net revenues in fiscal years 1996 and 1997, respectively. During the first half of fiscal 1998 sales through domestic and international distributors represented 49% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally allowed a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts returned have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. The Company is currently attempting to hire a number of engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. The Company intends to implement a new management information system in the next three months. There can be no assurance that the Company will not encounter difficulties as it seeks to integrate this new system into its operations.
There can be no assurance that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future success will depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company does not maintain any key person life insurance policy on any of such persons. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds five patents covering certain aspects of its product designs and has eight additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties.
In May 1995, Quality Semiconductor, Inc. (''QSI''), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. Discovery has commenced but is stayed pending a claim construction hearing. The Company believes that it has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurances that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

The process technology used by the Company's independent foundries, including process technology that the Company has developed with its foundries, can generally be used by such foundries to produce their own products or to manufacture products for other companies, including the Company's competitors. In addition, the Company does not generally have the right to implement the process technology used to manufacture its products with foundries other than the foundry with which it has developed such process technology.

RISKS OF INTERNATIONAL SALES

Sales outside of the United States accounted for approximately 35%, 30%, 37% and 42% of the Company's net revenues in fiscal years 1995, 1995 and 1997, and the first six months of fiscal 1998 respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. Furthermore, there can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

DEPENDENCE ON SINGLE OR LIMITED SOURCE ASSEMBLY SUBCONTRACTORS

The Company primarily relies on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Some of these subcontractors are the Company's single source supplier for certain new packages. Although the Company believes that it is not materially dependent upon any such subcontractor, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a subcontractor. The Company has from time to time experienced difficulties in the timeliness and quality of product deliveries from the Company's subcontractors. Although delays experienced to date have not been material, there can be no assurance that the Company will not experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and has no guaranteed arrangements with such subcontractors. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for any such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply could delay shipments and result in the loss of customers, or limitations or reductions in the Company's revenues, or otherwise materially and adversely affect the Company's business, financial condition and results of operations.

Each of the Company's assembly subcontractors is located outside the United States, which exposes the Company to risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these subcontractors are located, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         Action by Written Consent of the Shareholders of the Company was obtained in October 1997. Holders of 6,350,733 shares of Common Stock, post split and after conversion of Preferred shares into Common shares, consented to such action. The proposals approved by the Company's shareholders in such action are as follows:

             1. Ratification of certain prior acts of the Board of Directors of the Company

             2. Amend the Company's Articles of Incorporation to effect a 1-for-2 reverse stock split

             3.  Approval of the 1997 Employee Stock
                 Purchase Plan

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits
             27.1 Financial Data Schedule.

         b.  Reports on Form 8-K.
             No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  February 2, 1998  By: /s/ Alex Hui
                             ------------
                             Alex Hui
                             Chief Executive Officer

Date:  February 2, 1998  By: /s/ Patrick B. Brennan
                             ----------------------
                             Patrick B. Brennan
                             Chief Financial Officer
                             (Chief Accounting Officer)