Form 10-Q
period 1998-03-28
PERICOM SEMICONDUCTOR CORP
filed 1998-05-08
CIK 1001426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998

        [-]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____

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

Yes  [X]  No   [_]


The number of outstanding shares of the Registrant's Common Stock as of May 1, 1998 was 9,183,503.

                       Pericom Semiconductor Corporation

                 Form 10-Q for the Quarter Ended March 28, 1998

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       Page
                                                                     ----

        Item 1:  Financial Statements


                 Condensed Balance Sheets as of
                 March 31, 1998 and June 30, 1997                      3

                 Condensed Statements of Income
                 for the three months and nine months ended
                 March 31, 1998 and March 31, 1997                     4

                 Condensed Statements of Cash Flows
                 for the nine months ended
                 March 31, 1998 and March 31, 1997                     5

                 Notes to Condensed Financial Statements               6

        Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9



PART II.  OTHER INFORMATION


        Item 6:  Exhibits and Reports on Form 8-K                     19

        Signatures                                                    20

                         PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                      March 31,            June 30,
                                                                                        1998                1997 (1)
                                                                                     (Unaudited)
                                        ASSETS
Current assets:
     Cash and equivalents                                                              $ 9,620            $  9,566
     Short-term investments                                                             14,565                 ---
     Accounts receivable:
          Trade (net of allowances of $1,435 and $1,198)                                 7,557               3,227
          Related party                                                                    371                  99
          Other receivables                                                                280                  20
     Inventories                                                                         8,039               6,182
     Prepaid expenses and other current assets                                             159                 149
     Deferred income taxes                                                                 339                 339
                                                                                       -------            --------
                Total current assets                                                    40,930              19,582
Property and equipment - net                                                             4,565               3,422
Investments                                                                                395                 545
Other assets                                                                                44                  32
                                                                                       -------            --------
                                                                                       $45,934            $ 23,581
                                                                                       =======            ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 7,185            $  4,984
     Accrued liabilities                                                                 1,773               1,203
     Income taxes payable                                                                  195                 411
                                                                                       -------            --------
               Total current liabilities                                                 9,153               6,598
Deferred income taxes                                                                      188                 188
Shareholder's equity:
     Convertible preferred stock                                                           ---               7,717
     Common stock                                                                       24,116                 201
     Retained earnings                                                                  12,477               8,877
                                                                                       -------            --------
               Total shareholders' equity                                               36,593              16,795
                                                                                       -------            --------
                                                                                       $45,934            $ 23,581
                                                                                       =======            ========

(1) Derived from the June 30, 1997 audited balance sheet included in the Company's registration statement on Form S-1 (File No. 333-35327).

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                               Three Months Ended              Nine Months Ended
                                                                   March 31,                       March 31,
                                                       ---------------------------------------------------------------
                                                                 1998            1997            1998            1997
Net revenues                                                   $12,512          $8,008         $35,884         $21,909
Cost of revenues                                                 7,418           5,017          21,397          13,689
                                                       ---------------------------------------------------------------
     Gross profit                                                5,094           2,991          14,487           8,220
                                                       ---------------------------------------------------------------
Operating expenses:
     Research and development                                    1,300           1,078           3,738           3,053
     Selling, general and administrative                         2,005           1,497           5,952           4,352
                                                       ---------------------------------------------------------------
          Total                                                  3,305           2,575           9,690           7,405
                                                       ---------------------------------------------------------------
Income from operations                                           1,789             416           4,797             815
Equity in net loss of joint venture                                (80)            (20)           (150)            (50)
Interest income                                                    340             110             726             320
                                                       ---------------------------------------------------------------
Income before income taxes                                       2,049             506           5,373           1,085
Provision for income taxes                                         676             167           1,773             358
                                                       ---------------------------------------------------------------
Net income                                                     $ 1,373          $  339         $ 3,600         $   727
                                                       ===============================================================
Basic earnings per share                                       $  0.15          $ 0.12         $  0.56         $  0.25
                                                       ===============================================================
Diluted earnings per share                                     $  0.14          $ 0.04         $  0.39         $  0.09
                                                       ===============================================================
Shares used in computing basic earnings per share                9,083           2,941           6,377           2,941
                                                       ===============================================================
Shares used in computing diluted earnings per share             10,007           8,044           9,202           8,127
                                                       ===============================================================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended
                                                                   March 31,
                                                       -------------------------------
                                                              1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  3,600         $   727
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 846             694
     Equity in net loss of joint venture                           150              50
     Changes in assets and liabilities:
          Accounts receivable                                   (4,862)           (491)
          Inventories                                           (1,857)            176
          Prepaid expenses and other current assets                (10)           (150)
          Accounts payable                                       2,201           1,148
          Accrued liabilities                                      570            (682)
          Income taxes payable                                    (216)            374
                                                       -------------------------------
Net cash provided by operating activities                          422           1,846
                                                       -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                   (1,989)         (1,496)
          Purchase of short-term investments                   (14,565)            ---
          (Increase) decrease in other assets                      (12)             33
          Proceeds from sale of property and equipment             ---               7
                                                       -------------------------------
Net cash used for investing activities                         (16,566)         (1,456)
                                                       -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                  16,198              67
                                                       -------------------------------
Net cash provided by financing activities                       16,198              67
                                                       -------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                54             457
CASH AND EQUIVALENTS:
          Beginning of period                                    9,566           8,556
                                                       -------------------------------
          End of period                                       $  9,620         $ 9,013
                                                       ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                        $  1,989         $   ---
                                                       ===============================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of operations for the three and nine-month periods ended March 31, 1998 and 1997 and of cash flows for the nine-month periods ended March 31, 1998 and 1997.
This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto included in the Company's Registration Statement on Form S-1 as amended, filed with the Securities and Exchange Commission, SEC File No. 333-35327 (the "S-1").

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. Fiscal year 1997 ended on June 28, 1997. The three and nine-month periods in fiscal years 1997 and 1998 ended on March 29, 1997 and March 28, 1998, respectively.

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

Basic and diluted earnings per share for the three and nine month periods ended March 31, 1998 and March 31, 1997 are computed as follows:

                                                              Three months ended            Nine months ended
                                                                  March 31,                     March 31,
                                                        ------------------------------------------------------------
                                                                  1998           1997           1998           1997
Net income                                                     $ 1,373         $  339         $3,600         $  727
                                                       ============================================================
Computation of common shares outstanding, basic
 earnings per share:
          Common stock                                           9,083          2,165          6,024          2,165
          Cheap Stock:
                Options granted                                    ---            543            247            543
                Common shares issued                               ---            233            106            233

                                                       ------------------------------------------------------------
Shares used in computing basic earnings per share                9,083          2,941          6,377          2,941
                                                       ============================================================

Basic earnings per share                                       $  0.15          $0.12          $0.56          $0.25
                                                       ============================================================

Computation of common shares outstanding, diluted
 earnings per share:
          Common stock                                           9,083          2,165          6,024          2,165
          Cheap Stock:
                Options granted                                    ---            543            247            543
                Common shares issued                               ---            233            106            233
          Preferred shares                                         ---          4,613          2,095          4,613
          Dilutive options using the treasury stock                924            490            730            573
           method
                                                       ------------------------------------------------------------
Shares used in computing diluted earnings per share             10,007          8,044          9,202          8,127
                                                       ============================================================

Diluted earnings per share                                     $  0.14          $0.04          $0.39          $0.09
                                                       ============================================================

3. INVENTORIES

Inventories consist of (in thousands):

                                                        March 31,          June 30,
                                                          1998               1997
Finished goods                                                 $2,347             $1,327
Work in process                                                 4,422              3,659
Raw materials                                                   1,270              1,196
                                                               ------             ------
                                                               $8,039             $6,182
                                                               ======             ======

4. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

                                                        March 31,          June 30,
                                                          1998               1997
Accrued compensation                                           $  629             $  591
External sales representative commissions                         527                310
Other accrued expenses                                            617                302
                                                               ------             ------
                                                               $1,773             $1,203
                                                               ======             ======

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, service, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both of these statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                  Item 2: Management's Discussion and Analysis
                of Financial Condition and Results of Operations


                       Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 declared effective October 31, 1997, SEC File No. 333-35327 (the "Form S-1").

Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward looking statements that involve risks and uncertainties, including statements regarding the expected future levels of the Company's research and development and selling, general and administrative expenses, and the sufficiency of the Company's current cash balances and cash expected to be generated from operations. The actual results that the Company achieves may differ materially from those projected in any forward looking statements due to the factors set forth in "Additional Factors That May Affect Results" and elsewhere in this report, as well as factors set forth in the Company's Form S-1. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                               Three months ended              Nine months ended
                                                                   March 31,                       March 31,
                                                        ---------------------------------------------------------------
                                                              1998            1997            1998            1997
Net revenues                                                     100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                  59.3%           62.6%           59.6%           62.5%
                                                        ---------------------------------------------------------------
     Gross profit                                                 40.7%           37.4%           40.4%           37.5%
                                                        ---------------------------------------------------------------
Operating expenses:
     Research and development                                     10.4%           13.5%           10.4%           13.9%
     Selling, general and administrative                          16.0%           18.7%           16.6%           19.9%
                                                        ---------------------------------------------------------------
          Total                                                   26.4%           32.2%           27.0%           33.8%
                                                        ---------------------------------------------------------------
Income from operations                                            14.3%            5.2%           13.4%            3.7%
Other income, net                                                  2.1%            1.1%            1.6%            1.2%
                                                        ---------------------------------------------------------------
Income before income taxes                                        16.4%            6.3%           15.0%            4.9%
Provision for income taxes                                         5.4%            2.1%            5.0%            1.6%
                                                        ---------------------------------------------------------------
Net income                                                        11.0%            4.2%           10.0%            3.3%
                                                        ===============================================================


NET REVENUES

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 56% from $8.0 million for the quarter ended March 31, 1997 to $12.5 million for the quarter ended March 31, 1998. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 36% for the third quarter of fiscal 1997 to 54% for the third quarter of fiscal 1998. Sales to two customers accounted for approximately 16% and 11%, respectively, of net revenues in the third quarter of fiscal 1997 and sales to two customers, each of which is a distributor, accounted for approximately 14% and 10%, respectively, of net revenues in the third quarter of fiscal 1998.

Net revenues increased 64% from $21.9 million for the nine-month period ended March 31, 1997 to $35.9 million for the same period of fiscal 1998. The increase in net revenues was attributable to increased sales volume in all of the Company's product families, and in particular the Company's SiliconSwitch product line. Sales to domestic and international distributors as a percent of total revenues increased to 51% in the first nine months of fiscal 1998 from 42% in the comparable period in fiscal 1997. Two customers accounted for 17% and 11% of net revenues, respectively, in the first nine months of fiscal 1997 and one customer accounted for 11% (the 14% customer for the third quarter of fiscal
1998) of net revenues in the comparable period in fiscal 1998.

GROSS PROFIT

Gross profit increased 70% from $3.0 million for the quarter ended March 31, 1997 to $5.1 million for the corresponding quarter ended March 31, 1998. Gross profit as a percentage of net revenues, or gross margin, increased from 37.4% in the third quarter of fiscal 1997 to 40.7% in the third quarter of fiscal 1998. The increase in gross margin resulted from cost reductions in excess of decreases in average selling prices in the Company's various product lines and the introduction of new products at higher gross margins. Cost reductions were achieved in each of the Company's product lines through reduced wafer costs, lower per unit assembly and test costs, and increased die per wafer resulting from reduced design geometries.

Gross profit increased 76% from $8.2 million for the nine months ended March 31, 1997 to $14.5 million for the corresponding period ended March 31, 1998. Gross margin also increased from 37.5% in the first nine months of fiscal year 1997 to 40.4% in the first nine months of fiscal 1998. The increase in gross margin was attributable to cost reduction factors in the same product lines as discussed in the quarterly analysis above.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 21% from $1.1 million for the quarter ended March 31, 1997 to $1.3 million for the corresponding quarter ended 1998, but decreased as a percentage of net revenues from 13.5% to 10.4%. Research and development expenses increased 22% from $3.1 million for the nine months ended March 31, 1997 to $3.7 million for the corresponding period ended March 31, 1998, but decreased as a percentage of net revenues from 13.9% to 10.4%. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines, expansion of the Company's engineering staff and increased mask expense, as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 34% from $1.5 million for the quarter ended March 31, 1997 to $2.0 million for the corresponding quarter ended March 31, 1998, but decreased as a percentage of net revenues from 18.7% to 16.0%. Selling, general and administrative expenses increased 37% from $4.4 million for the nine months ended March 31, 1997 to $6.0 million for the corresponding period ended March 31,1998, but decreased as a percentage of net revenues from 19.9% to 16.6%. The increase in expense was attributable to increased staffing levels, particularly in sales and marketing, as well as increased commission expense due to higher sales levels. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing, commission expenses and increased legal and accounting expenses associated with public reporting obligations.

OTHER INCOME, NET

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $90,000 for the quarter ended March 31, 1997 to $260,000 for the corresponding quarter ended March 31, 1998 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1997 quarter, partially offset by an increase of $60,000 in the Company's share of the net losses of PTI.

Other income, net increased from $270,000 for the nine months ended March 31, 1997 to $576,000 for the corresponding period ended March 31, 1998 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1997 quarter, partially offset by an increase of $100,000 in the Company's share of the net losses of PTI.

PROVISION FOR INCOME TAXES

The provision for income taxes increased from $167,000 for the quarter ended March 31, 1997 to $676,000 for the corresponding quarter ended March 31, 1998 due to the increase in taxable income. The provision for income taxes increased from $358,000 for the nine months ended March 31, 1997 to $1.8 million for the corresponding period ended March 31, 1998 due to the increase in taxable income. In each of these periods, the provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first nine months of fiscal 1997 and 1998, operating activities generated $1.8 million and $0.4 million of cash, respectively.

Net cash used for investing activities increased from $1.5 million for the nine months ended March 31, 1997 to $16.6 million for the comparable period in fiscal 1998. The Company made capital expenditures of approximately $1.5 million during the first nine months of fiscal 1997 compared with $2.0 million in the comparable period of fiscal 1998. The Company used proceeds from its initial public offering to purchase short-term investments of $14.6 million in the nine months ended March 31, 1998.

As of March 31, 1998, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $24.2 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

YEAR 2000 DISCLOSURE

The approach of the year 2000 may present potentially serious information systems problems for many companies because many of today's existing computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year and therefore, may be unable to distinguish 1900 from the year

2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that substantially all of its systems are Year 2000 compliant. The Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to this problem. In response to this, the Company is in the process of inquiring of strategic vendors and large customers to determine the extent to which the Company may be vulnerable to these third parties failure to adequately remedy any Year 2000 issues. The Company has spent and will continue to spend an appropriate level of resources to address this issue on a timely basis. The Company currently believes that the cost of this effort will not be material, although no assurance can be given that unexpected issues will not cause such costs to increase to a material amount. The Company currently believes that it has no significant exposure to contingencies directly related to the Year 2000 issue for the products it has sold or will sell in the future.

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

Each of Chartered, Austria Mikro Systeme GmbH, Taiwan Semiconductor Manufacturing Corporation, New Japan Radio Corporation and LG Semicon Co., Ltd., the wafer foundries utilized by the Company, is located outside the United States, which exposes the Company to those risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these foundries are located, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has relied in the past and continues to rely upon its relationships with manufacturers of high-performance systems for insights into product development strategies for emerging system requirements. The Company believes it will rely on these relationships more in the future as the Company focuses on the development and production of application specific standard products ("ASSPs"). The Company generally incorporates its new products into a customer's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will depend in large part on the ultimate success of the customer's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues. To the extent the Company cannot develop or maintain such relationships, its ability to develop well-accepted new products may be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1997, sales to Harris and International Business Machines Corporation ("IBM") accounted for approximately 17% and 14%, respectively, of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 47% of net revenues. In the fourth quarter of fiscal 1997, sales to Harris under a private label resale program were $3.1 million and accounted for 27.3% of the Company's net revenues during that quarter. One customer accounted for 11% of net revenues during the first nine months of fiscal 1998. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. In particular, sales to Harris are not expected to continue at the level achieved in the fourth quarter of fiscal 1997. Loss of one or more of the Company's customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations.

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

The Company believes that its future success will depend on its ability to continue to improve and develop its products and processes. Unlike the Company, many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as those of the Company may be able to manufacture and sell competitive products at lower prices. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's business and results of operations. As is typical in the semiconductor industry, competitors of the Company have developed and marketed products having similar or identical functionality as the Company's products, and the Company expects that this trend will continue in the future. To the extent the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company is likely to experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors and other system devices, including application specific integrated circuits ("ASICs"), that have been and may be developed for systems. These devices may include interface logic functions which may eliminate the need or sharply reduce the demand for the Company's products in particular applications. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations. Competitive pressures could also reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could materially and adversely affect the Company's business, financial condition and results of operations. See "--Dependence on Independent Wafer Foundries," "--Dependence on Single or Limited Source Assembly Subcontractors."

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

RELIANCE ON DISTRIBUTORS; PRODUCT RETURNS

Sales through domestic and international distributors represented 40% and 36% of the Company's net revenues in fiscal years 1996 and 1997, respectively. During the first nine months of fiscal 1998 sales through domestic and international distributors represented 51% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally allowed a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts returned have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. The Company is currently attempting to hire a number of engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. The Company is in the process of implementing a new management information system. There can be no assurance that the Company will not encounter difficulties as it seeks to integrate this new system into its operations. There can be no assurance that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds nine patents covering certain aspects of its product designs and has eight additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties.
In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. The court has issued a claim construction order, at this time there is no discovery or motions pending. The Company believes that it has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurances that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

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

RISKS OF INTERNATIONAL SALES

Sales outside of the United States accounted for approximately 35%, 30%, 37% and 44% of the Company's net revenues in fiscal years 1995, 1995 and 1997, and the first nine months of fiscal 1998 respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. Furthermore, there can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          a.  Exhibits
              Exhibit 27.1  Financial Data Schedule


          b.  Reports on Form 8-K.
              No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  May 6, 1998  By: /s/ Alex Hui
                        -------------------------------
                        Alex Hui
                        Chief Executive Officer



Date:  May 6, 1998  By: /s/ Patrick B. Brennan
                        -------------------------------
                        Patrick B. Brennan
                        Chief Financial Officer
                        (Chief Accounting Officer)