Form 10-K
period 1998-06-27
PERICOM SEMICONDUCTOR CORP
filed 1998-09-23
CIK 1001426

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
  (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended June 27, 1998.

[_] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition period from ___________ to
        ____________


COMMISSION FILE NUMBER 0-27026

                       PERICOM SEMICONDUCTOR CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

             California                                   77-0254621
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

             2380 Bering Drive
        San Jose, California  95131                          95131
   (Address of Principal Executive Offices)                (Zip Code)

     Registrant's Telephone Number, Including Area Code:   (408) 435-0800

       Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 15, 1998 as reported by the Nasdaq National Market was approximately $38,950,000.

As of September 15, 1998 the Registrant has outstanding 9,331,699 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended June 27, 1998 and the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 1998 are incorporated by reference in Parts II, III and IV of this report on Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

Pericom Semiconductor Corporation (the "Company" or "Pericom") designs, develops and markets high-performance interface integrated circuits ("ICs") used in many of today's advanced electronic systems. Interface ICs, such as interface logic, switches and clock management products, transfer, route and time electrical signals among a system's microprocessor, memory and various peripherals and between interconnected systems. High-performance interface ICs, which enable high signal quality, are essential for the full utilization of the available speed and bandwidth of advanced microprocessors, memory ICs, local area networks ("LANs") and wide area networks ("WANs"). Pericom focuses on high-growth and high-performance segments of the notebook computing, networking and multimedia markets, in which advanced system designs require interface ICs with high-speed performance, reduced power consumption, low-voltage operation, small size and higher levels of integration.

Pericom has combined its extensive design technology and applications knowledge with its responsiveness to the specific needs of electronic systems developers to become a competitive supplier of interface ICs. The Company has evolved from one product line in fiscal 1992 to four currently -- SiliconInterface, SiliconSwitch, SiliconClock and SiliconConnect -- with a goal of providing an increasing breadth of interface IC solutions to its customers. Pericom currently offers over 300 standard products, of which 82 were introduced during the twelve months ended June 30, 1998. The Company's customers and OEM end users include 3Com Corporation, Apple Computer, Inc., Ascend Communications, Inc., Avid Technology, Inc., Bay Networks, Cabletron Systems, Inc., Canon, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer, Digital Equipment Corporation, Hewlett-Packard Company, Hitachi Ltd., International Business Machines Corporation, Intel Corporation, Inventec, Inc., Lexmark International Inc., Motorola, Quanta, Qualcom, Smart Modular Technologies Inc., Solectron Technology Corporation, Sony Corporation and Toshiba Corporation.


INDUSTRY BACKGROUND

 OVERVIEW

The presence of electronic systems and subsystems permeates our everyday life, as evidenced by the growth of the personal computer, mobile communications, networking and consumer electronics markets. The growth of these markets has been driven by systems characterized by ever-improving performance, flexibility, reliability and multi-functionality, as well as decreasing size, weight and power consumption. Advances in ICs through improvements in semiconductor technology have contributed significantly to the increased performance of, and demand for, electronic systems and to the increasing representation of ICs as a proportion of overall system cost. This technological progress has occurred at an accelerating pace, while the cost of electronic systems has remained steady or declined.

The development of high-performance personal computers, the requirement for higher network performance and the increased level of connectivity among different types of electronic devices have driven the demand for high-speed, high-performance interface circuits to handle the transfer, routing and timing of digital and analog signals at high speeds with minimal loss of signal quality. High-speed signal transfer is essential to fully utilize the speed and bandwidth of the microprocessor, the memory and the LAN or WAN. High signal quality is equally essential to achieve optimal balance between high data transmission rates and reliable system operation. Without high signal quality, transmission errors occur as bandwidth increases. Market requirements for interface circuits are driven by the same market pressures as those imposed on microprocessors, including higher speed, reduced power consumption, lower-voltage operation, smaller size and higher levels of integration.

The problems associated with signal quality that must be addressed by the interface ICs are magnified by increases in the speeds at which interface ICs must transfer, route and time electrical signals, the number of interconnected devices that send or receive signals and the variety of types of signals processed by the interface ICs. The most significant performance challenges faced by designers of interface ICs are the requirements to transfer signals at high speed with low propagation delay, minimize signal degradation caused by "noise," "jitter," and "skew" and reduce electromagnetic interference ("EMI"). Minimizing propagation delay sources of signal degradation and interference is needed to enable today's state-of-the-art electronic systems to function.

Pericom believes that several major market trends make reliable operations of systems at high frequency and high data transfer rates critical. Multimedia and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. Increasing system-wide EMI emissions resulting from higher-frequency ICs compels system designers to develop and implement new ways to further reduce these emissions. These factors all increase the need for very high-speed interface circuits with outstanding performance specifications.

Pericom also believes that electronic systems designers and OEMs have increasingly required solutions to the technical challenges described above in order to take advantage of continuing speed and performance enhancements in microprocessor and memory ICs. These customers have also continued to migrate from single-part vendors to suppliers who can provide multiple parts for their systems, both to reduce the number of vendors they must deal with and to address interoperability requirements among the interface ICs within the system. Due to the short design times and product life cycles these customers face for their own products, they are requiring rapid response time and part availability from interface IC vendors. Interface IC vendors are further required to accomplish these tasks in a cost-effective manner that flexibly responds to specific customer needs.


PRODUCTS

The Company has used its expertise in high-performance digital, analog and mixed-signal IC design, its re-usable core cell library and its modular design methodology to achieve a rapid rate of new product introductions. The Company has evolved from one product line in fiscal 1992 to four product lines currently, with a goal of providing an increasing breadth of product solutions to its customers. Within each product line, the Company has continued to introduce products with higher performance, higher levels of integration, and new features and options.

SILICONINTERFACE

Through its SiliconInterface product line, Pericom offers a broad range of high-performance 5-volt and 3.3-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface, and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential. The Company's thin and tight-lead-pitch packages allow significant reduction in board space and provide enhanced switching characteristics. The Company has two patents that relate to certain SiliconInterface products: one that relates to mixed-voltage operations that are scaleable for future generations of low-voltage logic families, and one that relates to a high-speed, low-noise input/output buffer design. The SiliconInterface product line is used in a wide array of systems applications, including notebook computers, high-speed network hubs, routers and switches and multimedia systems.

5-VOLT INTERFACE LOGIC. The Company's high-speed 5-volt interface logic products in 8-, 16- and 32-bit configurations address specific system applications, including a "Quiet Series" family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a "Balanced Drive" family with series resistors at output drivers to reduce switching noise in high-capacitive load switching in the main and cache memories of high-performance computers.

3.3-VOLT INTERFACE LOGIC. Pericom's 3.3-volt interface logic products in 8 to 24 bit configurations address a range of cost and performance requirements. The Company's 3.3-volt ALVC, LPT, LCX and FCT3 interface logic families offer a comprehensive range of performance at very low power. The ALVC, LPT and LCX families allow customers the flexibility to use certain Pericom 3.3-volt products in pure 3.3-volt or mixed 3.3/5-volt designs. Because a full range of 3.3-volt components is not always available, this flexibility is important as computer and networking designs make the transition from 5 volts to 3.3 volts. ALVC, a leading-edge performance family that targets high-speed computer and networking designs, offers bus hold and 5-volt I/O tolerance options. With 50 products in the family, the Company now offers one of the broadest portfolios of ALVC logic in the industry. LPT is a mid-range performance family and the industry's first 3.3-volt CMOS logic family with 5-volt I/O tolerance. LCX is a relatively slow-speed family that is targeted for low-cost applications. FCT3 is a mid-range performance family that can interface only with 3.3-volt components. Increasing networking, PC and memory module manufacturers are demanding application specific logic products. Pericom believes it is well positioned to serve this need using its ASIC design methodology and existing cell designs to achieve rapid product development.


SILICONSWITCH

Through its SiliconSwitch product line, Pericom offers a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multimedia applications. Historically, systems designers have used mechanical relays, solid-state relays and analog switches, which have significant disadvantages compared to IC switches: mechanical relays are bulky, dissipate significant power and have very low response times; solid-state relays are expensive and dissipate significant power; and traditional analog switches have relatively high resistance that can cause significant signal distortion.

DIGITAL SWITCH. The Company offers a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering low on-resistance (less than 5 ohms), low propagation delay (less than 250 picoseconds), low standby power (less than 1 microamp) and series resistor options that support low EMI emission requirements. Applications for the Company's digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. During fiscal year 1998, Pericom introduced the first 3.3-volt bus switch family. This family offers industry leading switching speed and are hot-pluggable, allowing live insertion in real time systems.

ANALOG SWITCH. The Company offers a family of analog switches for low-voltage (2- to 5-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Traditional analog switches cause unacceptable levels of distortion due to high on-resistance. The Company's analog switches have significantly lower on-resistance, resulting in significant improvement in bandwidth and distortion. This allows the Company's analog switches to be used for state-of-the-art video and audio switching applications where traditional analog switches cannot be used. The Company recently introduced the first members of a higher voltage (17v) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control. The addition of this family significantly strengthens Pericom's position in the analog switch market.

LAN SWITCH AND VIDEO SWITCH. The Company offers a line of application-specific standard product ("ASSP") switches for specific applications. These products include LANSwitches, which are used to switch among multiple LAN protocols (e.g., Ethernet, FastEthernet and Token Ring) on networking systems, and video switches, which are used in graphic and multimedia systems to switch among different video and audio sources at very high frequencies with minimal distortion, hence preserving high video and audio fidelity.


SILICONCLOCK

Through its SiliconClock product line, Pericom offers a broad range of general-purpose solutions including clock buffers, PLL-based zero-delay clock generators and ASSP PLL-based frequency synthesizer products for Pentium, Pentium Pro and Pentium II systems, as well as a number of ASSP clock products for laser printers, networking, set-top box and modem applications. As system designers use microprocessors and memories that run at increasingly high frequencies, there is a demand for correspondingly reliable clock management circuits to generate and distribute high-precision, high-frequency timing control signals for advanced computer, networking, multimedia and embedded applications. To enable the reliable operations of these ICs with precise timing, the clock circuits need to have short propagation delay, low jitter and low pin-to-pin signal skew.

CLOCK BUFFERS AND ZERO-DELAY CLOCK GENERATOR. Clock buffers receive a digital signal from a frequency source and create multiple copies of the signal for distribution across system boards. Pericom offers 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. PLL-based clock generators, also known as zero-delay clock generators, virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Pericom's 5-volt and 3.3-volt zero-delay clock generators offer frequencies of up to 134 MHz for applications in computer servers, PCI bridges and SDRAM modules. Pericom supports the latest Intel defined PC100 MHz SDRAM registered DIMM memory modules with both a zero delay clock generator and ALVC logic buffers.

CLOCK FREQUENCY SYNTHESIZERS. Clock frequency synthesizers use single or multiple PLLs to generate various output frequencies using a crystal oscillator as an input frequency source. Clock frequency synthesizers are used to provide critical timing signals to microprocessors, PCI buses, SDRAM and peripheral functions. Pericom's PLL-based clock synthesizers support Pentium, Pentium Pro and Pentium II microprocessors and are designed with an emphasis on minimizing jitter and power consumption. In addition, some of the products come with integrated serial I2C serial link communications and options for spread-spectrum selection that meet low EMI requirements for mobile and desktop PC motherboards. Pericom recently introduced 100MHz clock chipsets (clock synthesizer and buffer) to support the latest Intel 440BX chipset for both desktop, server and notebook applications. The Company is an active participant in the development of Intel defined technology for the next generation PC and server platforms. An agreement has recently been signed with Rambus Inc. for the development of the Direct Rambus Clock Generator IC, a key interface component for this high-speed memory technology. The Company's PLL-based laser printer clock provides a cost-effective solution for high-speed, high-resolution video clock generation at 40 MHz for low-cost color laser printer controllers and at 80 MHz for high-speed color laser printer controllers. The Company also offers modem clocks to support 28.8K and 56K rack-mount modem designs.

FLEX CLOCK. To support embedded processor and data transmission operations, telecom and datacom applications often require unique combinations of frequencies on the system board. Traditionally, such requirements have been handled by the simultaneous use of several crystal oscillators. This approach is costly, however, and requires significant board space. Also, certain uncommon frequencies require very long purchase order lead times. Supporting quick-turn customer prototyping as well as volume production requirements, Pericom's FlexClock product offers customers programmable PLL-based clock synthesizers that provide multiple customer-specified frequencies in a single IC with short lead time and with fast factory programming of custom requested frequencies.

SILICONCONNECT

The SiliconConnect product line is the newest and offers the highest complexity and integration among the Company's products. It consists of a family of PBX telecom switches and PCI to PCI bridge products currently in development.

The Company has recently started to expand into the telecommunications market with the introduction of three products for digital switch matrix PBX applications. For larger scale digital switch matrix applications the Company offers a PBX switch chipset: the PT9085, which provides serial-to-parallel or parallel-to-serial conversion, and the PT9080, which provides address and switching functions for PBX switching stations. The PT8980 offers a PBX switch solution for medium scale PBX applications.

The Company is continuing to enhance and refine the offerings in its existing product lines, while working to add next-generation products which address new market opportunities on a timely basis. In particular, the Company is developing PCI bridge products targeted for the networking, workstation and PC markets, additional 3.3-volt and high-voltage digital and analog switches complementing its current product families, high-speed 2.5 volt interface logic products, additional high performance frequency synthesizers and clock buffers intended for new markets or applications. The failure of the Company to complete and introduce new products in a timely manner at competitive price/performance levels would materially and adversely affect the Company's business and results of operations. See "Factors That May Affect Future Results -- Technological Changes; Dependence on New Products."


CUSTOMERS

The following is a list of selected customers of the Company, including end users and OEMs:



COMPUTER                                     NETWORKING
  Acer                                         3Com
  Apple                                        Ascend Communications
  Compaq                                       Bay Networks
  Dell                                         Cabletron
  Digital Equipment Corporation                Cisco
  Hitachi                                      Hewlett-Packard
  IBM                                          Samsung
  Intel
  Inventec                                   MULTIMEDIA, PERIPHERALS AND OTHERS
  NEC                                          Adaptec
  Quanta                                       Avid
  Sony                                         Canon
  Toshiba                                      Diamond Multimedia
                                               Lexmark
CONTRACT MANUFACTURING                         Mylex
  AVEX Electronics                             Trident Microsystems
  Celestica                                    Xerox
  Jabil Circuit
  SCI
  Smart Modular Technologies
  Solectron


The Company's customers include a broad range of end users and OEMs in the computer, peripherals, networking and contract manufacturing markets. In fiscal 1996, sales to Apple and Pioneer Standard Electronics, Inc., a distributor, accounted for approximately 20% and 16%, respectively, of net revenues, and sales to the Company's top five customers accounted for approximately 52% of net revenues. In fiscal 1997, sales to Harris and IBM accounted for approximately 17% and 14%, respectively, of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 47% of net revenues. In fiscal 1998, sales to Techmosa, a distributor in Taiwan, accounted for 11% of net revenues, and sales to the Company's top five customers accounted for 36% of net revenues. See "Factors That May Affect Future Results -- Customer Concentration."

Contract manufacturers have become important customers for the Company as systems designers in the Company's target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors' ICs are incorporated into new designs.


DESIGN AND PROCESS TECHNOLOGY

The Company's design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, the Company utilizes a modular design methodology that has enabled it to produce many new products each year and to meet its customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as HDL description, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification using Pericom's library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are the Company's proprietary mixed-voltage I/O cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and datacom transceiver circuits. Pericom has been granted four U.S. patents relating to its circuit designs and has several U.S. and foreign patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives the Company the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables the Company to respond rapidly to a customer's prototype needs and volume requirements.

The Company utilizes advanced CMOS processes to achieve optimal performance and die cost. The Company's process and device engineers work closely with its independent wafer foundry partners to develop and evaluate new process technologies. The Company's process engineers also work closely with circuit design engineers to optimize the performance and reliability of its cell library. The Company currently manufactures a majority of its products using 0.5 micron and 0.6 micron CMOS process technologies and is using an advanced 0.35 micron CMOS process, which has been qualified and is in production, in the design of a number of its new products. The Company is also using a high-voltage CMOS process developed by one of its foundry partners in the design of new switch products.


SALES AND MARKETING

The Company markets and distributes its products through a worldwide network of independent sales representatives and distributors. In fiscal years 1996, 1997 and 1998, international sales comprised 30%, 37% and 45%, respectively, of the Company's net revenues. The Company has five regional sales offices in the United States, a sales office in Taiwan and a sales office in Europe. The Company also supports field sales design-in and training activities with application engineers. All marketing and product management personnel are located at the Company's corporate headquarters in San Jose, California. See "Factors That May Affect Future Results -- Risks of International Sales."

The Company focuses its marketing efforts on product definition, new product introduction, product marketing, advertising and public relations. The Company actively seeks cooperative relationships in product development and product marketing. For example, the Company recently signed an agreement with Rambus to develop the Direct Rambus Clock Generator IC to support the high-speed Direct Rambus memory technology. In February 1996, the Company and Harris entered into a private label program (the "Harris Agreement") pursuant to which Harris sells certain of the Company's SiliconInterface products under its own label. The Company uses advertising both domestically and internationally to market its products independently and in cooperation with its distributors. Pericom product information is available on its web site, which contains technical information on all of its products and offers design modeling support and sample-request capabilities online. The Company also publishes and circulates technical briefs relating to its products and their applications.

In March 1995 the Company was issued ISO-9001 certification by the International Organization for Standards for Quality Management after the Company successfully completed the required Registration Assessment Audit with Underwriter's Laboratories, which entails a rigorous quality assessment.

Pericom believes that contract manufacturing customers are growing in importance and employs sales and marketing personnel who focus on servicing these customers and on expanding Pericom's product sales via these customers to OEMs. In addition, Pericom uses programs such as EDI, bonded inventories and remote warehousing to enhance its service and attractiveness to contract manufacturers.

Sales through domestic and international distributors were approximately 40%, 36% and 49% of the Company's net revenues in fiscal 1996, 1997 and 1998, respectively. Major distributors in the United States include All American Semiconductor, Bell Microproducts, Interface Electronics, Pioneer Standard, and Reptron Electronics. Major international distributors include Ambar (U.K.), Chin Shang Electronics Corp. (Taiwan), Desner Electronics (Singapore), Internix (Japan), MCM (Japan) and Techmosa (Taiwan). See "Factors That May Affect Future Results -- Reliance on Distributors."


MANUFACTURING

The Company has adopted a fabless manufacturing strategy by subcontracting its wafer production to independent wafer foundries. The Company has established collaborative relationships with selected independent foundries and targets additional foundry partners with which it can develop a strategic relationship to the benefit of both parties. The Company believes that its fabless strategy enables it to introduce high performance products quickly at competitive cost. To date, the Company's principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd. ("Chartered") and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). The Company provides Chartered with new product designs to be used for testing and qualifying advanced manufacturing processes from development to production. In exchange, Chartered provides the Company with wafer allocation and early access to process technology. The Company has also used Austria Mikro Systeme GmbH ("AMS") as a foundry since 1992. The Company is qualifying a high-voltage CMOS process at New Japan Radio Corporation ("NJRC") and plans to use this process for some of its future products. Recently the Company qualified a 0.5micron CMOS process at TSMC that is currently in production.

The Company relies on foreign subcontractors primarily for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Some of these subcontractors are the Company's single source supplier for certain new packages. Although the Company believes that it is not materially dependent upon any such subcontractor, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a subcontractor. The Company has from time to time experienced difficulties in the timeliness and quality of product deliveries from the Company's subcontractors. Although delays experienced to date have not been material, there can be no assurance that the Company will not experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and has no guaranteed arrangements with such subcontractors. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for any such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply could delay shipments and result in the loss of customers, or limitations or reductions in the Company's revenues, or otherwise materially and adversely affect the Company's business and results of operations. See "Factors That May Affect Future Results --Dependence on Single or Limited Source Assembly Subcontractors."


RESEARCH AND DEVELOPMENT

The Company believes that the continued timely development of new interface ICs is essential to maintaining its competitive position. Accordingly, the Company has assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. Research and development expenses in fiscal 1996, 1997, and 1998 were $4.4 million, $4.2 million and $5.1 million, respectively.

The success of new products depends on many factors, including product selection, timely completion of product development, ability to gain access to advanced fabrication processes, achievement of acceptable wafer fabrication yield, and the ability to secure sufficient wafer fabrication capacity. There can be no assurance that the Company will be able to successfully identify new product opportunities and timely develop and bring to market such new products. Failure of the Company to complete, introduce and bring to volume production new products in a timely manner and at competitive price/performance levels could adversely affect the Company's results of operations. See "Factors That May Affect Future Results -- Technological Change; Dependence on New Products."


INTELLECTUAL PROPERTY

In the United States, the Company holds ten patents covering certain aspects of its product designs and has eight additional patent applications pending. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel, rather than on its patents.

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can consume significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties. In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and unspecified monetary damages. The court has issued a claim construction order, at this time there is no discovery or motions pending. The Company believes that it has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial position or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event the Company attempts to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurance that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

The process technology used by the Company's independent foundries, including process technology that the Company has developed with its foundries, can generally be used by such foundries to produce their own products or to manufacture products for other companies, including the Company's competitors. In addition, the Company does not generally have the right to implement the process technology used to manufacture its products with foundries other than the foundry with which it has developed such process technology. See "Factors That May Affect future Results -- Patents and Proprietary Rights."


EMPLOYEES

As of June 30, 1998, the Company had 172 full-time employees, including 33 in sales, marketing and customer support, 80 in manufacturing, assembly and testing, 45 in engineering and quality assurance and 14 in finance and administration, including information systems. The Company has never had a work stoppage and no employee is represented by a labor organization. The Company considers its employee relations to be good.

The Company's future success will depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company does not maintain any key person life insurance policy on any of such persons. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Dependence on Key Personnel."


FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that may affect future results. This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in factors that may affect future results set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company was founded in 1990 and has a limited history of operations, having shipped its first products in volume in fiscal 1993. There can be no assurance that any past levels of revenue growth or profitability can be sustained on a quarterly or annual basis. The Company's expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. The Company's business is characterized by short-term orders and shipment schedules. The Company does not have long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. The Company typically plans its production and inventory levels based on forecasts, generated with input from customers and sales representatives, of customer demand which is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has experienced significant fluctuations in its quarterly operating results in the past three fiscal years and could continue to experience such fluctuations in the future. The Company's operating results are affected by a wide variety of factors that could materially and adversely affect net revenues and results of operations, including a decline in the gross margins of its products, the growth or reduction in the size of the market for interface ICs, delay or decline in orders received from distributors, the availability of manufacturing capacity with the Company's wafer suppliers, changes in product mix, customer acceptance of the Company's new products, the ability of customers to make payments to the Company, the timing of new product introductions and announcements by the Company and its competitors, increased research and development expenses associated with new product introductions or process changes, expenses incurred in obtaining and enforcing, and in defending claims with respect to, intellectual property rights, changes in manufacturing costs and fluctuations in manufacturing yields, and other factors such as general conditions in the semiconductor industry. All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, it is possible that the Company's operating results in future quarters may fall below the expectations of public market analysts and investors, which would likely result in a material drop in the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Historically, selling prices in the semiconductor industry generally, as well as for the Company's products, have decreased significantly over the life of each product. Beginning late in calendar 1995 the Company experienced a significant decrease in the selling prices of many of its products, which had a material adverse effect on the Company's net revenues and overall gross margins. The Company expects that selling prices for its existing products will continue to decline over time and that average selling prices for new products will decline significantly over the lives of these products. Declines in selling prices for the Company's products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce the Company's overall gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce production costs or to develop and market new products with higher gross margins. See "-- Technological Change; Dependence on New Products," "--

Competition," "-- Semiconductor Industry Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

In fiscal 1996, 1997 and 1998, approximately 90% of the wafers for the Company's semiconductor products were manufactured by Chartered, and the remainder of the Company's wafers were manufactured AMS, NJRC and TSMC. During fiscal 1998, the Company qualified LG as a foundry supplier. The Company's reliance on independent wafer suppliers to fabricate its wafers at their production facilities subjects the Company to such possible risks as potential lack of adequate capacity and available manufactured products, lack of control over delivery schedules and the risk of events limiting production and reducing yields, such as fires or other damage to production facilities or technical difficulties. Although, to date, the Company has not experienced any material delays in obtaining an adequate supply of wafers, there can be no assurance that the Company will not experience delays in the future. Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet the Company's needs in a timely manner or in needed quantities would delay production and product shipments and have a material adverse effect on the Company's business, financial condition and results of operations.

At present, the Company purchases wafers from its wafer suppliers through the issuance of purchase orders based on rolling six-month forecasts provided by the Company, and such purchase orders are subject to acceptance by each wafer foundry. The Company does not have long-term purchase agreements with any of its wafer suppliers, each of which has the right to reduce or terminate allocations of wafers to the Company. In the event that these suppliers were unable or unwilling to continue to manufacture the Company's key products in required volumes, the Company would have to identify and qualify additional foundries. In any event, the Company's future growth will also be dependent upon its ability to identify and qualify new wafer foundries. The qualification process can take up to six months or longer, and there can be no assurance that any additional wafer foundries will become available to the Company or will be in a position to satisfy any of the Company's requirements on a timely basis. The Company also depends upon its wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could delay or otherwise materially adversely affect the Company's development and introduction of new products. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than the Company or for internal uses, which could interrupt the Company's ability to meet its product delivery obligations. Any significant interruption in the supply of wafers to the Company would adversely affect the Company's operating results and relations with affected customers. The Company's reliance on independent wafer suppliers may also impact the length of the development cycle for the Company's products, which may provide time-to-market advantages to competitors that have in-house fabrication capacity.

Each of Chartered, TSMC, AMS, LG and NJRC is located outside the United States, which exposes the Company to risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these foundries are located, each of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Manufacturing."

TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, product performance and functionality, customer acceptance, competitive pricing, successful and timely completion of product development, sufficient wafer fabrication capacity and achievement of acceptable manufacturing yields by the Company's wafer suppliers. There can be no assurance that the Company will be able to successfully identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such products or other difficulties in achieving volume production of these products. The failure of the Company to complete and introduce new products in a timely manner at competitive price/performance levels would materially and adversely affect the Company's business, financial condition and results of operations.

The Company has relied in the past and continues to rely upon its relationships with manufacturers of high-performance systems for insights into product development strategies for emerging system requirements. The Company believes it will rely on these relationships more in the future as the Company focuses on the development and production of application specific standard products. The Company generally incorporates its new products into a customer's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will depend in large part on the ultimate success of the customer's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues. To the extent the Company cannot develop or maintain such relationships, its ability to develop well-accepted new products may be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Products" and "Business Research and Development."

CUSTOMER CONCENTRATION

A relatively small number of customers has accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1998, sales to one customer accounted for approximately 11% of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 36% of net revenues. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's large customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations. See "-- Limited Operating History; Potential Fluctuations in Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Customers" and "Business -- Sales and Marketing."

COMPETITION

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include product features and performance, product quality, price, success in developing new products, adequate wafer fabrication capacity and sources of raw materials, efficiency of production, timing of new product introductions, ability to protect intellectual property rights and proprietary information, and general market and economic conditions. The Company's competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Quality Semiconductor, Inc. and Texas Instruments, Inc., most of which have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than the Company. The Company also competes with other major or emerging companies that sell products to certain segments of the markets addressed by the Company. Competitors with greater financial resources or broader product lines may also have greater ability than the Company to engage in sustained price reductions in the Company's primary markets in order to gain or maintain market share.

The Company believes that its future success will depend on its ability to continue to improve and develop its products and processes. Unlike the Company, many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such competitors with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as those of the Company may be able to manufacture and sell competitive products at lower prices. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's business and results of operations. As is typical in the semiconductor industry, competitors of the Company have developed and marketed products having functionality similar or identical to the Company's products, and the Company expects this trend to continue in the future. To the extent the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company is likely to experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors and other system devices, including application specific integrated circuits ("ASICs") that have been and may be developed for particular systems. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for the Company's products in particular applications. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations. Competitive pressures could also reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could materially and adversely affect the Company's business, financial condition and results of operations. See "-- Dependence on Independent Wafer Foundries," "-- Dependence on Single or Limited Source Assembly Subcontractors," "Business -- Manufacturing" and "Business -- Competition."

VARIATION IN PRODUCTION YIELDS

The manufacture and assembly of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. In a typical semiconductor manufacturing process, silicon wafers produced by the foundry are sorted and cut into individual die that are then assembled into individual packages and tested for performance. The Company's wafer fabrication suppliers have from time to time experienced lower-than-anticipated yields of good die, as is typical in the semiconductor industry. In the event of such decreased yields, the Company would incur additional costs to sort wafers, an increase in average cost per usable die and an increase in the time to market for its products. These conditions could reduce the Company's net revenues and gross margin, and have an adverse effect on the Company's business and results of operations, and relations with affected customers. No assurance can be given that the Company or its suppliers will not experience yield problems in the future which could result in a material adverse effect on the Company's business and results of operations. See "Business -- Manufacturing."

SEMICONDUCTOR INDUSTRY RISKS

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, characterized by diminished product demand, accelerated erosion of selling prices, overcapacity and rapidly changing technology and evolving industry standards. Beginning late in calendar 1995 the Company experienced a significant decrease in the selling prices of many of its products, attributable primarily to a significant downward trend in pricing experienced in the semiconductor industry. It is uncertain how long these conditions will continue. Accordingly, the Company may in the future experience substantial period-to-period fluctuations in business and results of operations due to general semiconductor industry conditions, overall economic conditions or other factors. The Company's business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Manufacturing," "Business -- Sales and Marketing" and "Business -- Competition."

RELIANCE ON DISTRIBUTORS; PRODUCT RETURNS

Sales through domestic and international distributors represented 40%, 36% and 49% of the Company's net revenues in fiscal 1996, 1997 and 1998, respectively. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally permitted a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts incurred have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. The Company intends to implement a new management information system over the next six months. There can be no assurance that the Company will not encounter difficulties as it seeks to integrate this new system into its operations. There can be no assurance that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company's future success will depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company does not maintain any key person life insurance policy on any such persons. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Employees" and "Management."

PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds ten patents covering certain aspects of its product designs and has eight additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can consume significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The process technology used by the Company's independent foundries, including process technology that the Company has developed with its foundries, can generally be used by such foundries to produce their own products or to manufacture products for other companies, including the Company's competitors. In addition, the Company does not generally have the right to implement the process technology used to manufacture its products with foundries other than the foundry with which it has developed such process technology. See "Business -- Intellectual Property."

RISKS OF INTERNATIONAL SALES

Sales outside of the United States accounted for approximately 30%, 37% and 45% of the Company's net revenues in fiscal 1996, 1997 and 1998, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. There can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices. See "Business -- Customers" and "Business -- Sales and Marketing."

DEPENDENCE ON SINGLE OR LIMITED SOURCE ASSEMBLY SUBCONTRACTORS

The Company primarily relies on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Some of these subcontractors are the Company's single source supplier for certain new packages. Although the Company believes that it is not materially dependent upon any such subcontractor, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a subcontractor. The Company has from time to time experienced difficulties in the timeliness and quality of product deliveries from the Company's subcontractors. Although delays experienced to date have not been material, there can be no assurance that the Company will not experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and has no guaranteed arrangements with such subcontractors. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for any such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply could delay shipments and result in the loss of customers, or limitations or reductions in the Company's revenues, or otherwise materially and adversely affect the Company's business, financial condition and results of operations. Each of the Company's assembly subcontractors is located outside the United States, which exposes the Company to risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these subcontractors are located, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

ITEM 2.   PROPERTIES

The Company leases approximately 34,500 square feet of space in San Jose, California in which its headquarters, technology and product development and testing facilities are located. The facility is leased through 2001 with certain renewal options. The Company also has sales offices located in San Jose, California, Laguna Niguel, California, Marlborough, Massachusetts and Cary, North Carolina as well as in Taiwan and the United Kingdom. The Company believes its current facilities are adequate to support its needs through the end of fiscal 1999.


ITEM 3.   LEGAL PROCEEDINGS

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties. In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and unspecified monetary damages. The court has issued a claim construction order, at this time there is no discovery or motions pending. The Company believes that it has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial position or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event the Company attempts to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurance that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to page 21 of the Company's 1998 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 2 of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 3 to 6 of the Company's 1998 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information appearing under the caption "Market Risk Disclosure" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 6 of the Company's 1998 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to pages 7 to 20 of the Company's 1998 Annual Report to Shareholders. The unaudited quarterly results of operations are incorporated by reference to page 21 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their respective ages as of June 30, 1998 are as follows:

                        NAME                            Age                          Position(s)
                        ----                            ---                          -----------
Alex Chi-Ming Hui                                       42         Chief Executive Officer, President and Director
Chi-Hung (John) Hui, Ph.D.(1)                           43         Vice President, Technology and Director
Patrick B. Brennan                                      60         Vice President, Finance and Administration
Tat C. Choi, Ph.D.                                      43         Vice President, Design Engineering
Mark Downing                                            38         Vice President, Marketing
Daniel W. Wark                                          42         Vice President, Operations
Glen R. Wiley                                           47         Vice President, Sales
Tay Thiam Song (1) (2)                                  43         Director
Jeffery Young (1) (2)                                   49         Director

____________

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

Alex Chi-Ming Hui has been Chief Executive Officer, President and a member of the Board of Directors of the Company since its inception in June 1990. From August 1982 to May 1990, Mr. Hui was employed by LSI Logic Corporation, most recently as its Director of Advanced Development. From August 1980 to July 1982, Mr. Hui was a member of the technical staff of Hewlett-Packard Company. Mr. Hui holds a B.S.E.E. from the Massachusetts Institute of Technology and an M.S.E.E. from the University of California at Los Angeles.

Chi-Hung (John) Hui, Ph.D., has been Vice President, Technology and a member of the Board of Directors of the Company since its inception in June 1990. From August 1987 to June 1990, Dr. Hui was employed by Integrated Device Technology, most recently as Manager of its Research and Development Department. From August 1984 to August 1987, Dr. Hui was a member of the technical staff of Hewlett-Packard Company. Dr. Hui holds a B.S.E.E. from Cornell University and an M.S.E.E. and a Ph.D. in Electrical Engineering from the University of California at Berkeley.

Patrick B. Brennan has been Vice President, Finance and Administration of the Company since March 1993. From February 1991 to March 1993, Mr. Brennan was employed by Datacord, Inc., a subsidiary of Newell Research, Inc., as its Vice President, Finance, and from July 1985 to February 1991, he was employed as the Vice President, Finance of SEEQ Technology, Inc. From January 1980 to June 1985, he was employed by National Semiconductor Corporation, most recently as Vice President and Treasurer. Mr. Brennan holds a B.S. in Business Administration from Arizona State University.

Tat C. Choi, Ph.D., joined the Company in April 1998 as Vice President, Design Engineering. From September 1996 to March 1998, Dr. Choi was employed by Anacor, Inc., an engineering design service consulting firm that he founded. Prior to Anacor, Inc. Dr. Choi was employed by Chrontel, Inc. most recently as its Vice President, Engineering from September 1989 to August 1996. Dr. Choi was employed by Advanced Micro Devices from February 1983 to August 1989 as a Senior Member of Technical Staff. Dr. Choi holds a B.S. and M.S. in Electrical Engineering form the University of Minnesota and a Ph.D. in EECS from the University of California at Berkeley.

Mark Downing has been the Vice President, Marketing of the Company since October 1997. From March 1988 to October 1997, Mr. Downing was employed by National Semiconductor Corporation most recently as the Marketing Director for Power Management Products. Mr. Downing also held other senior marketing management positions at National Semiconductor Corporation in the Amplifier Products, Automotive Products and Analog Products divisions. Prior to National Semiconductor Corporation Mr. Downing was employed by Ferranti Electronics Ltd. from September 1983 to February 1988 most recently as a Senior Product Marketing Engineer. Mr. Downing holds a B.S. in Physics from Aston University of Birmingham, England and an MBA from Open University of Milton Keynes, England.

Daniel W. Wark joined the Company in April 1996 as its Director of Operations and became its Vice President, Operations in July 1997. From May 1983 to December 1995, Mr. Wark was employed by Linear Technology Corporation ("Linear"), most recently as Director of Corporate Services. Other positions that Mr. Wark held at Linear included Managing Director of its Singapore Operations and Production Control Manager. Prior to his employment with Linear, Mr. Wark was employed by National Semiconductor Corporation and Avantek, Inc. Mr. Wark holds a B.S. in Business Administration from San Jose State University and an APICS certification.

Glen R. Wiley has been Vice President, Sales of the Company since April 1997. From April 1992 to November 1996, Mr. Wiley was the Vice President of Sales at Orbit Semiconductor, and from January 1990 to March 1992, he served as Vice President of Pro Associates, a manufacturers' representative firm. From January 1989 to December 1989, Mr. Wiley was employed by Gazelle Microcircuits as its Western Area Sales Manager, and from February 1980 to December 1988, he served as a Senior Account Salesman with Pro Associates. Mr. Wiley holds a B.A. in English from Humboldt State University.

Tay Thiam Song has been a member of the Board of Directors since June 1992. Mr. Tay resides in Singapore, and, since 1985, has been serving as the Executive Director of various companies in Singapore and Malaysia, including Daiman Group (a Malaysian public company) and Chye Seng Tannery (Pte) Ltd. Mr. Tay holds a B.A. in Accounting from the North East London Polytechnic University.

Jeffrey Young has been a member of the Board of Directors since August 1995. Since 1988, Mr. Young has been a resident of Singapore and has served as the Executive Director of Daiman Roof Tiles Sdn. Bhd., a subsidiary of the Daiman Group, and Great Wall Brick Work Sdn. Bhd., and as a Director of Daiman Singapore (Pte) Ltd., Teletel System (Pte) Ltd. and Daiman Investments (Australia) Pty. Ltd. Mr. Young holds a B.S. from the Electronic College of Canton, People's Republic of China.

All directors of the Company serve until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. Each officer serves at the discretion of the Board of Directors. Mr. Hui and Dr. Hui are brothers, and Mr. Young and Mr. Tay are brothers-in-law. There are no other family relationships among any of the directors, officers or key employees of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 8, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)        The following documents are filed as part of this report:

                (1)    Financial Statements

                The following financial statements of Pericom Semiconductor Corporation are incorporated by reference to pages 7 to 20 of the Company's 1998 Annual Report to Shareholders:

                Independent Auditors' Report
                Balance Sheets - June 30, 1997 and 1998
                Statements of Income - Years Ended June 30, 1996, 1997 and 1998 Statements of Shareholders' Equity - Years Ended June 30, 1996, 1997 and 1998
                Statements of Cash Flows - Years Ended June 30, 1996, 1997 and 1998
                Notes to Financial Statements

                (2)    Financial Statement Schedules

                The following financial statement schedule of the Registrant is filed as part of this report.

                Schedule II - Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                (3)    Exhibits

                        13.1    1998 Annual Report to Shareholders
                        23.1    Consent of Independent Auditors
                        27.1    Financial Data Schedule for the Year Ended
                                June 30, 1998
                        27.2 Financial Data Schedule for the Years Ended June 30, 1996 and June 30, 1997 and for the Quarters Ended September 30, 1995, December 31, 1995 and March 31, 1996
                        27.3 Financial Data Schedule for the Quarters Ended September 31, 1996, December 31, 1996 and
                                March 31, 1997

     (b)        Reports on Form 8-K:

                The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 1998.

     (c)        Exhibits:

                See list of exhibits under (a)(3) above.

     (d)        Financial Statement Schedules:

                See list of schedules under (a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PERICOM SEMICONDUCTOR CORPORATION


                                              By:      /s/   ALEX C. HUI
                                                 -------------------------------
                                                            Alex C. Hui
                                                    Chief Executive Officer and
                                                             President




        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                   TITLE                                    DATE
          ---------                                   -----                                    ----
       /s/    ALEX C. HUI          Chief Executive Officer, President and Director        September 22, 1998
---------------------------------  (Principal Executive Officer)
           Alex C. Hui

   /s/   PATRICK B. BRENNAN        Vice President, Finance & Administration               September 22, 1998
---------------------------------  (Principal Financial Officer and Accounting
       Patrick B. Brennan          Officer)

    /s/   JOHN CHI-HUNG HUI        Vice President, Technology and Director                September 22, 1998
---------------------------------
        John Chi-Hung Hui

     /s/   JEFFREY YOUNG           Director                                               September 22, 1998
---------------------------------
            Jeffrey Young

    /s/   TAY THIAM SONG           Director                                               September 22, 1998
---------------------------------
        Tay Thiam Song

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Pericom Semiconductor Corporation as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998 and have issued our report thereon dated July 23, 1998; such financial statements and report are incorporated by reference in this 1998 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pericom Semiconductor Corporation, listed in Item 14(a)(2). Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE, LLP

San Jose, California
July 23, 1998

SCHEDULE II

                       PERICOM SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT             CHARGED TO                             BALANCE AT
                                          BEGINNING               COSTS AND                               END OF
                                          OF PERIOD               EXPENSES           DEDUCTIONS           PERIOD
                                          ---------               --------           ----------           ------
Accounts receivable allowances
June 30,
    1996                                   $  735                   $870                 ---              $1,605
    1997                                    1,605                     19                 426               1,198
    1998                                    1,198                    401                  40               1,559