Form 10-Q
period 1998-09-26
PERICOM SEMICONDUCTOR CORP
filed 1998-11-06
CIK 1001426

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 26, 1998

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    [X]  No    [_]


The number of outstanding shares of the Registrant's Common Stock as of October 20, 1998 was 9,331,699.

                      Pericom Semiconductor Corporation

             Form 10-Q for the Quarter Ended September 26, 1998

                                    INDEX


PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----

        Item 1: Financial Statements

                Condensed Balance Sheets as of
                September 30, 1998 and June 30, 1998                      3

                Condensed Statements of Income
                for the three months ended
                September 30, 1998 and September 30, 1997                 4

                Condensed Statements of Cash Flows
                for the three months ended
                September 30, 1998 and September 30, 1997                 5

                Notes to Condensed Financial Statements                   6

        Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations             9



PART II.  OTHER INFORMATION


        Item 6:  Exhibits and Reports on Form 8-K                        19

        Signatures                                                       20

                       PART I.  FINANCIAL INFORMATION
                        Item 1: Financial Statements

                      Pericom Semiconductor Corporation
                          Condensed Balance Sheets
                               (In thousands)


                                                                                   September 30,         June 30,
                                                                                       1998              1998 (1)
                                                                                       ----              --------
                                                                                    (Unaudited)
                                ASSETS
Current assets:
     Cash and equivalents                                                              $ 7,877            $  8,773
     Short-term investments                                                             17,036              17,058
     Accounts receivable:
          Trade (net of allowances of $1,407 and $1,559)                                 8,117               5,437
          Other receivables                                                                330                 193
     Inventories                                                                         8,630               8,917
     Prepaid expenses and other current assets                                             378                 153
     Deferred income taxes                                                                 510                 510
                                                                           ---------------------------------------------
                Total current assets                                                    42,878              41,041
Property and equipment  net                                                              5,328               5,121
Investment in and advances to joint venture                                              1,329               1,046
Other assets                                                                               194                 193
                                                                           ---------------------------------------------
                                                                                       $49,729            $ 47,401
                                                                           =============================================

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 6,633            $  6,117
     Accrued liabilities                                                                 1,258               1,855
     Income taxes payable                                                                  977                 318
                                                                           ---------------------------------------------
               Total current liabilities                                                 8,868               8,290
Deferred income taxes                                                                      500                 500
Shareholders' equity:
     Common stock                                                                       24,738              24,570
     Retained earnings                                                                  15,623              14,041
                                                                           ---------------------------------------------
               Total shareholders' equity                                               40,361              38,611
                                                                           ---------------------------------------------
                                                                                       $49,729            $ 47,401
                                                                           =============================================

(1) Derived from the June 30, 1998 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                        Condensed Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                            1998            1997
                                                                                       --------------  --------------

Net revenues                                                                                 $14,547         $11,398
Cost of revenues                                                                               8,968           6,839
                                                                                       -------------------------------
     Gross profit                                                                              5,579           4,559
                                                                                       -------------------------------
Operating expenses:
     Research and development                                                                  1,355           1,169
     Selling, general and administrative                                                       2,095           1,956
                                                                                       -------------------------------
          Total                                                                                3,450           3,125
                                                                                       -------------------------------
Income from operations                                                                         2,129           1,434
Equity in net loss of joint venture                                                              (75)            (30)
Interest income                                                                                  343             123
                                                                                       -------------------------------
Income before income taxes                                                                     2,397           1,527
Provision for income taxes                                                                       815             504
                                                                                       -------------------------------
Net income                                                                                   $ 1,582         $ 1,023
                                                                                       ===============================
Basic earnings per share                                                                       $0.17           $0.33
                                                                                       ===============================
Diluted earnings per share                                                                     $0.16           $0.12
                                                                                       ===============================
Shares used in computing basic earnings per share                                              9,311           3,122
                                                                                       ===============================
Shares used in computing diluted earnings per share                                            9,967           8,210
                                                                                       ===============================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                  Three Months Ended
                                                                     September 30,
                                                            ------------------------------
                                                                 1998            1997
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 1,582          $1,023
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                 347             277
     Equity in net loss of joint venture                            75              30
     Changes in assets and liabilities:
          Accounts receivable                                   (2,817)            238
          Inventories                                              287            (263)
          Prepaid expenses and other current assets               (225)              3
          Accounts payable                                         516            (892)
          Accrued liabilities                                     (597)            162
          Income taxes payable                                     659             155
                                                            -------------------------------
Net cash provided by (used in) operating activities               (173)            733
                                                            -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                     (554)           (745)
          Decrease in short-term investments                        22             ---
          Increase in other assets                                  (1)            (93)
          (Increase) decrease in advances to joint                (358)             25
           venture
                                                            -------------------------------
Net cash used for investing activities                            (891)           (813)
                                                            -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                     168              58
                                                            -------------------------------
Net cash provided by financing activities                          168              58
                                                            -------------------------------

NET DECREASE IN CASH AND EQUIVALENTS                              (896)            (22)
CASH AND EQUIVALENTS:
          Beginning of period                                    8,773           9,566
                                                            -------------------------------
          End of period                                        $ 7,877          $9,544
                                                            ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                         $   156          $  350
                                                            ===============================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. Fiscal year 1998 ended on June 27, 1998. The three-month periods in fiscal years 1998 and 1999 ended on September 27, 1997 and September 26, 1998, respectively.

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

2. EARNINGS PER SHARE

The Company has computed earnings per share in accordance with SFAS No. 128, "Earnings Per Share," (SFAS 128). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for the three-month periods ended September 30, 1998 and September 30, 1997 are computed as follows:

                                                                       Three Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                       1998           1997
                                                                       ----           ----

Net income                                                            $1,582        $1,023
                                                                  =============================
Computation of common shares outstanding - basic earnings per share:
          Weighted average shares of common stock                      9,311         3,122

                                                                  -----------------------------
Shares used in computing basic earnings per share                      9,311         3,122
                                                                  =============================

Basic earnings per share                                              $ 0.17        $ 0.33
                                                                  =============================

Computation of common shares outstanding - diluted earnings
 per share:
          Weighted average shares of common stock                      9,311         3,122
          Preferred shares                                               ---         4,613
          Dilutive options using the treasury stock method               656           475
                                                                  -----------------------------
 Shares used in computing diluted earnings per share                   9,967         8,210
                                                                  =============================
 Diluted earnings per share                                           $ 0.16        $ 0.12
                                                                  =============================

3. INVENTORIES

Inventories consist of (in thousands):

                                                                  September 30,  June 30,
                                                                      1998         1998
                                                                      ----         ----

Finished goods                                                        $2,480        $1,752
Work in process                                                        4,756         5,671
Raw materials                                                          1,394         1,494
                                                                  -----------------------------
                                                                      $8,630        $8,917
                                                                  =============================

4. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

                                                                     September 30,   June 30,
                                                                        1998          1998
                                                                        ----          ----

Accrued compensation                                                  $  643        $1,059
External sales representative commissions                                482           636
Other accrued expenses                                                   133           160
                                                                  -----------------------------
                                                                      $1,258        $1,855
                                                                  =============================

5. RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, service, geographic areas and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

6. COMPREHENSIVE INCOME

During the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. At September 30, 1998 and 1997, there are no differences between comprehensive income and reported net income.

                 Item 2: Management's Discussion and Analysis
               of Financial Condition and Results of Operations


                       Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K (the
"Form 10-K").

This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in "Additional Factors That May Affect Results" and elsewhere in this report, as well as factors set forth in the Company's Form 10-K. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                               Three Months Ended
                                                                 September 30,
                                                          -------------------------------
                                                                 1998            1997
                                                                 ----            ----

Net revenues                                                     100.0%          100.0%
Cost of revenues                                                  61.6%           60.0%
                                                          -------------------------------
     Gross profit                                                 38.4%           40.0%
                                                          -------------------------------
Operating expenses:
     Research and development                                      9.3%           10.2%
     Selling, general and administrative                          14.4%           17.2%
                                                          -------------------------------
          Total                                                   23.7%           27.4%
                                                          -------------------------------
Income from operations                                            14.7%           12.6%
Other income, net                                                  1.8%            0.8%
                                                          -------------------------------
Income before income taxes                                        16.5%           13.4%
Provision for income taxes                                         5.6%            4.4%
                                                          -------------------------------
Net income                                                        10.9%            9.0%
                                                          ===============================

NET REVENUES

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 27% from $11.4 million for the quarter ended September 30, 1997 to $14.5 million for the quarter ended September 30, 1998. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 43% for the first quarter of fiscal 1998 to 52% for the first quarter of fiscal 1999. Sales to one customer, an international distributor, accounted for approximately 16% of net revenues in the first quarter of fiscal 1999. No customers accounted for more than 10% of net revenues in the first quarter of fiscal 1998.

GROSS PROFIT

Gross profit increased 22% from $4.6 million for the quarter ended September 30, 1997 to $5.6 million for the corresponding quarter ended September 30, 1998. Gross profit as a percentage of net revenues, or gross margin, decreased from 40.0% in the first quarter of fiscal 1998 to 38.4% in the first quarter of fiscal 1999. The decrease in gross margin resulted from decreases in average selling prices in the Company's various product lines in excess of cost reductions achieved by the Company. The introduction of new products at higher gross margins and cost reductions achieved in each of the Company's product lines through reduced wafer costs, lower per unit assembly and test costs, and increased die per wafer resulting from reduced design geometries were not enough to offset the erosion in average selling prices.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% from $1.2 million for the quarter ended September 30, 1997 to $1.4 million for the corresponding quarter ended September 30, 1998, but decreased as a percentage of net revenues from 10.2% to 9.3%. The increase in expense was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 7% from $2.0 million for the quarter ended September 30, 1997 to $2.1 million for the corresponding quarter ended September 30, 1998, but decreased as a percentage of net revenues from 17.2% to 14.4%. The increase in expense was attributable to increased staffing levels, particularly in sales and marketing. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing, commission expenses and increased legal and accounting expenses associated with public reporting obligations.

OTHER INCOME, NET

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $93,000 for the quarter ended September 30, 1997 to $268,000 for the corresponding quarter ended September 30, 1998 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1997 quarter, partially offset by an increase of $45,000 in the Company's share of the net losses of PTI.

PROVISION FOR INCOME TAXES

The provision for income taxes increased from $504,000 for the quarter ended September 30, 1997 to $815,000 for the corresponding quarter ended September 30, 1998 due to the increase in taxable income. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first three months of fiscal 1998 and 1999, operating activities generated $0.7 million and used $0.2 million of cash, respectively.

Net cash used for investing activities increased from $0.8 million for the three months ended September 30, 1997 to $0.9 million for the comparable period in fiscal 1999. The Company made capital expenditures of approximately $0.7 million during the first three months of fiscal 1998 compared with $0.6 million in the comparable period of fiscal 1999.

As of September 30, 1998, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $24.9 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

MARKET RISK DISCLOSURE

At September 30, 1998, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $17 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 1998, the decline in the fair value of the portfolio would not have a material effect on the Company's results of operations over the next fiscal year.

YEAR 2000 DISCLOSURE

The approach of the year 2000 may present potentially serious information systems problems for many companies because many of today's existing computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year and therefore, may be unable to distinguish 1900 from the year 2000. This could cause a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to this problem. In response to this, the Company is in the process of inquiring of strategic vendors and large customers to determine the extent to which the Company may be vulnerable to these third parties' failure to adequately remedy any Year 2000 issues. The Company has spent and will continue to spend an appropriate level of resources to address this issue on a timely basis and to date has spent less than $100,000 and expects total costs incurred to not exceed this amount. There can be no assurance that the critical Year 2000-deficient software applications of the parties on which the Company depends will be converted on a timely basis or not converted to systems which are incompatible with the Company's systems.

The Company began the installation of an enterprise wide EDP system that was required to meet Pericom's business needs in late fiscal 1997. The enterprise wide system purchased by the Company includes many important functional improvements necessary for Pericom to be a competitive semiconductor manufacturing company and is year 2000 compliant. The Company has not allocated a portion of the total project cost to the Year 2000 issue. The Company believes that the incremental cost associated with Year 2000 compliance is not material, as this feature is included in the enterprise wide system purchased by the Company to satisfy business needs. The Company believes that substantially all of its systems, including the new enterprise wide system, are Year 2000 compliant and therefore has no contingency plans. Under the worst case scenario, if the Company is wrong in its beliefs about the Year 2000 readiness of its systems, the Company would have a difficult time managing its business.

The Company currently believes that is has no significant exposure to contingencies directly related to the Year 2000 issue for products it has sold or will sell in the future.


ADDITIONAL FACTORS THAT MAY AFFECT RESULTS

LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

There can be no assurance that any past levels of revenue growth or profitability can be sustained on a quarterly or annual basis. The Company's expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. The Company's business is characterized by short-term orders and shipment schedules. The Company does not have long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. The Company typically plans its production and inventory levels based on forecasts, generated with input from customers and sales representatives, of customer demand, which is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, the Company's business, financial condition and results of operations would be materially and adversely affected. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis.

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

Historically, selling prices in the semiconductor industry generally, as well as for the Company's products, have decreased significantly over the life of each product. The Company expects that selling prices for its existing products will decline over time and that selling prices for new products will decline significantly over the lives of these products. Declines in selling prices for the Company's products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce the Company's overall gross margin and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce production costs or to develop and market new products with higher gross margins.

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

CUSTOMER CONCENTRATION

A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1998, sales to one customer accounted for approximately 11% of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 36% of net revenues. One customer, an international distributor that in turn ships to multiple customers, accounted for 16% of net revenues during the first three months of fiscal 1999. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations.

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

The Company believes that its future success will depend on its ability to continue to improve and develop its products and processes. Unlike the Company, many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as those of the Company may be able to manufacture and sell competitive products at lower prices. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's business and results of operations. As is typical in the semiconductor industry, competitors of the Company have developed and marketed products having similar or identical functionality as the Company's products, and the Company expects that this trend will continue in the future. To the extent the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company is likely to experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors and other system devices, including application specific integrated circuits ("ASICs"), that have been and may be developed for particular systems. These devices may include interface logic functions which may eliminate the need or sharply reduce the demand for the Company's products in particular applications. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations. Competitive pressures could also reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could materially and adversely affect the Company's business, financial condition and results of operations. See "--Dependence on Independent Wafer Foundries," "--Dependence on Single or Limited Source Assembly Subcontractors."

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

RELIANCE ON DISTRIBUTORS; PRODUCT RETURNS

Sales through domestic and international distributors represented 36% and 49% of the Company's net revenues in fiscal years 1997 and 1998, respectively. During the first three months of fiscal 1999 sales through domestic and international distributors represented 52% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally allowed a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts returned have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds eleven patents covering certain aspects of its product designs and has seven additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties.
In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. The court has issued a claim construction order, at this time there is no discovery or motions pending. The Company believes that is has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurances that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

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

RISKS OF INTERNATIONAL SALES

Sales outside of the United States accounted for approximately 30%, 37%, 45% and 58% of the Company's net revenues in fiscal years 1996, 1997 and 1998, and the first three months of fiscal 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. Furthermore, there can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits

                Exhibit 27.1  Financial Data Schedule


         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  November 4, 1998    By: /s/ Alex Hui
                               ------------
                               Alex Hui
                               Chief Executive Officer



Date:  November 4, 1998    By: /s/ Patrick B. Brennan
                               ----------------------
                               Patrick B. Brennan
                               Chief Financial Officer
                               (Chief Accounting Officer)