Form 10-Q
period 1998-12-26
PERICOM SEMICONDUCTOR CORP
filed 1999-02-05
CIK 1001426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 26, 1998

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

Yes       X      No

The number of outstanding shares of the Registrant's Common Stock as of January 26, 1999 was 9,389,623.

                       Pericom Semiconductor Corporation

               Form 10-Q for the Quarter Ended December 26, 1998

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                        Page
                                                                                      ----

     Item 1:                      Financial Statements

                                 Condensed Balance Sheets as of
                                 December 31, 1998 and June 30, 1998                  3

                                 Condensed Statements of Income
                                 for the three months and six months ended
                                 December 31, 1998 and December 31, 1997              4

                                 Condensed Statements of Cash Flows
                                 for the six months ended
                                 December 31, 1998 and December 31, 1997              5

                                 Notes to Condensed Financial Statements              6

     Item 2:                     Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations        9

     Item 3:                     Quantitative and Qualitative Disclosures About
                                 Market Risk                                         19


PART II.  OTHER INFORMATION

     Item 4:                     Submission of Matters to Vote of Security Holders   20

     Item 6:                     Exhibits and Reports on Form 8-K                    20

                                 Signatures                                          21

                         PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                 December 31,           June 30,
                                                                                     1998               1998 (1)
                                                                              ------------------   ------------------
                                                                                 (Unaudited)
                                       ASSETS
Current assets:
     Cash and equivalents                                                               $ 8,824             $  8,773
     Short-term investments                                                              17,033               17,058
     Accounts receivable:
          Trade (net of allowances of $1,931 and $1,559)                                  7,285                5,437
          Other receivables                                                                 248                  193
     Inventories                                                                          8,644                8,917
     Prepaid expenses and other current assets                                              494                  153
     Deferred income taxes                                                                  510                  510
                                                                           -----------------------------------------
                Total current assets                                                     43,038               41,041
Property and equipment  net                                                               5,327                5,121
Investments in and advances to joint venture                                              1,670                1,046
Other assets                                                                                201                  193
                                                                           -----------------------------------------
                                                                                        $50,236             $ 47,401
                                                                           =========================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 5,543             $  6,117
     Accrued liabilities                                                                  1,622                1,855
     Income taxes payable                                                                   460                  318
                                                                           -----------------------------------------
               Total current liabilities                                                  7,625                8,290
Deferred income taxes                                                                       500                  500
Shareholder's equity:
     Common stock                                                                        24,886               24,570
     Retained earnings                                                                   17,225               14,041
                                                                           -----------------------------------------
               Total shareholders' equity                                                42,111               38,611
                                                                           -----------------------------------------
                                                                                        $50,236             $ 47,401
                                                                           =========================================

(1) Derived from the June 30, 1998 audited balance sheet included in the Company's Annual Report on Form 10-K.


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                Three Months Ended                 Six Months Ended
                                                                   December 31,                      December 31,
                                                          -------------------------------   -------------------------------
                                                               1998             1997             1998             1997
                                                          --------------   --------------   --------------   --------------

Net revenues                                                    $14,510          $11,974          $29,057          $23,372
Cost of revenues                                                  8,634            7,140           17,602           13,979
                                                          ----------------------------------------------------------------
     Gross profit                                                 5,876            4,834           11,455            9,393
                                                          ----------------------------------------------------------------
Operating expenses:
     Research and development                                     1,455            1,269            2,810            2,438
     Selling, general and administrative                          2,292            1,991            4,387            3,947
                                                          ----------------------------------------------------------------
          Total                                                   3,747            3,260            7,197            6,385
                                                          ----------------------------------------------------------------
Income from operations                                            2,129            1,574            4,258            3,008
Equity in net loss of joint venture                                 (78)             (40)            (153)             (70)
Interest income                                                     376              263              719              386
                                                          ----------------------------------------------------------------
Income before income taxes                                        2,427            1,797            4,824            3,324
Provision for income taxes                                          825              593            1,640            1,097
                                                          ----------------------------------------------------------------
Net income                                                      $ 1,602          $ 1,204          $ 3,184          $ 2,227
                                                          ================================================================
Basic earnings per share                                          $0.17            $0.17            $0.34            $0.44
                                                          ================================================================
Diluted earnings per share                                        $0.16            $0.13            $0.32            $0.25
                                                          ================================================================
Shares used in computing basic earnings per share                 9,355            6,926            9,333            5,024
                                                          ================================================================
Shares used in computing diluted earnings per share              10,193            9,390           10,080            8,800
                                                          ================================================================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                  Six Months Ended
                                                                    December 31,
                                                          ---------------------------------
                                                               1998              1997
                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 3,184          $  2,227
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   724               560
     Equity in net loss of joint venture                             153                70
     Changes in assets and liabilities:
          Accounts receivable                                     (1,903)           (2,203)
          Inventories                                                273               425
          Prepaid expenses and other current assets                 (341)               10
          Accounts payable                                          (574)             (283)
          Accrued liabilities                                       (233)              622
          Income taxes payable                                       142              (345)
                                                       -----------------------------------
Net cash provided by operating activities                          1,425             1,083
                                                       -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                       (930)           (1,394)
          (Increase) decrease in short-term investments               25           (14,569)
          Increase in other assets                                    (8)              (12)
          (Increase) decrease in advances to joint                  (777)               58
           venture
                                                       -----------------------------------
Net cash used for investing activities                            (1,690)          (15,917)
                                                       -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                       316            16,173
                                                       -----------------------------------
Net cash provided by financing activities                            316            16,173
                                                       -----------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                  51             1,339
CASH AND EQUIVALENTS:
          Beginning of period                                      8,773             9,566
                                                       -----------------------------------
          End of period                                          $ 8,824          $ 10,905
                                                       ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                           $ 1,498          $  1,443
                                                       ===================================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of December 31, 1998 and the results of operations for the three and six-month periods ended December 31, 1998 and 1997 and of cash flows for the six-month periods ended December 31, 1998 and 1997. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from estimates. The results of operations for the three and six-month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. Fiscal year 1998 ended on June 27, 1998. The three and six-month periods in fiscal years 1998 and 1999 ended on December 27, 1997 and December 26, 1998, respectively.

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

Basic and diluted earnings per share for the three and six-month periods ended December 31, 1998 and December 31, 1997 are computed as follows:

                                                               Three months ended               Six months ended
                                                                  December 31,                    December 31,
                                                          -----------------------------   -----------------------------
                                                              1998            1997            1998            1997
                                                          -------------   -------------   -------------   -------------

Net income                                                      $ 1,602          $1,204         $ 3,184          $2,227
                                                          =============================================================
Computation of common shares outstanding - basic
 earnings per share:
          Weighted average shares of common stock                 9,355           6,926           9,333           5,024

                                                          -------------------------------------------------------------
Shares used in computing basic earnings per share                 9,355           6,926           9,333           5,024
                                                          =============================================================

Basic earnings per share                                        $  0.17          $ 0.17         $  0.34          $ 0.44
                                                          =============================================================

Computation of common shares outstanding - diluted
 earnings per share:
          Common stock                                            9,355           6,926           9,333           5,024
          Preferred shares                                          ---           1,673             ---           3,143
          Dilutive options using the treasury stock                 838             791             747             633
           method                                         -------------------------------------------------------------

Shares used in computing diluted earnings per share              10,193           9,390          10,080           8,800
                                                          =============================================================

Diluted earnings per share                                      $  0.16          $ 0.13         $  0.32          $ 0.25
                                                          =============================================================

3. Inventories

  Inventories consist of (in thousands):

                                                       December 31,          June 30,
                                                           1998                1998
                                                     -----------------   -----------------

Finished goods                                                  $1,849              $1,752
Work in process                                                  5,300               5,671
Raw materials                                                    1,495               1,494
                                                     -------------------------------------
                                                                $8,644              $8,917
                                                     =====================================

4. Accrued Liabilities

    Accrued liabilities consist of (in thousands):

                                                       December 31,          June 30,
                                                           1998                1998
                                                     -----------------   -----------------

Accrued compensation                                            $  908              $1,059
External sales representative commissions                          553                 636
Other accrued expenses                                             161                 160
                                                     ------------------  -----------------
                                                                $1,622              $1,855
                                                     ==================   ================

5.  Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, service, geographic areas and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Interim reporting is not required until after the first annual reporting.

6. Comprehensive Income

During the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six-month periods ended December 31, 1998 and 1997, there are no differences between comprehensive income and reported net income.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                                Three months ended                 Six months ended
                                                                   December 31,                      December 31,
                                                          -------------------------------   -------------------------------
                                                               1998             1997             1998             1997
                                                          --------------   --------------   --------------   --------------
Net revenues                                                      100.0%           100.0%           100.0%           100.0%
Cost of revenues                                                   59.5%            59.6%            60.6%            59.8%
                                                          -----------------------------------------------------------------
     Gross profit                                                  40.5%            40.4%            39.4%            40.2%
                                                          -----------------------------------------------------------------
Operating expenses:
     Research and development                                      10.0%            10.6%             9.7%            10.4%
     Selling, general and administrative                           15.8%            16.6%            15.1%            16.9%
                                                          -----------------------------------------------------------------
          Total                                                    25.8%            27.2%            24.8%            27.3%
                                                          -----------------------------------------------------------------
Income from operations                                             14.7%            13.2%            14.6%            12.9%
Other income, net                                                   2.0%             1.8%             2.0%             1.3%
                                                          -----------------------------------------------------------------
Income before income taxes                                         16.7%            15.0%            16.6%            14.2%
Provision for income taxes                                          5.7%             5.0%             5.6%             4.7%
                                                          -----------------------------------------------------------------
Net income                                                         11.0%            10.0%            11.0%             9.5%
                                                          =================================================================

Net Revenues

Net revenues consist primarily of product sales, which are recognized at time of shipment, less an estimate for returns and allowances. Net revenues increased 21% from $12.0 million for the quarter ended December 31, 1997 to $14.5 million for the quarter ended December 31, 1998. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 49% for the second quarter of fiscal 1998 to 59% for the second quarter of fiscal 1999. Sales to an international distributor accounted for approximately 10% of net revenues in the second quarter of fiscal 1998 and sales to the same distributor accounted for approximately 13% of net revenues in the second quarter of fiscal 1999.

Net revenues increased 24% from $23.4 million for the six-month period ended December 31, 1997 to $29.1 million for the same period of fiscal 1999. The increase in net revenues was attributable to increased sales volume in the Company's SiliconSwitch and SiliconClock product lines, partially offset by a decrease in the SiliconInterface product line. Sales to domestic and international distributors as a percent of total revenues increased to 56% in the first half of fiscal 1999 from 49% in the comparable period in fiscal 1998. The same international distributor as in the three-month period accounted for 15% of net revenues in the first half of fiscal 1999. No customer accounted for 10% or more of net revenues in the first half of fiscal 1998.

Gross Profit

Gross profit increased 22% from $4.8 million for the quarter ended December 31, 1997 to $5.9 million for the corresponding quarter ended December 31, 1998. Gross profit as a percentage of net revenues, or gross margin, remained essentially flat at 40.5% in the second quarter of fiscal 1999 compared to 40.4% in the second quarter of fiscal 1998. Gross profit increased 22% from $9.4 million for the six months ended December 31, 1997 to $11.5 million for the corresponding period ended December 31, 1998. Gross margin decreased from 40.2% in the first half of fiscal year 1998 to 39.4% in the first half of fiscal 1999. The introduction of new products at higher gross margins and cost reductions achieved in each of the Company's product lines through reduced wafer costs, lower per unit assembly and test costs, and increased die per wafer resulting from reduced design geometries were not enough to offset the erosion in average selling prices, primarily in the first quarter of fiscal year 1999.

Research and Development

Research and development expenses increased 15% from $1.3 million for the quarter ended December 31, 1997 to $1.5 million for the corresponding quarter ended 1998, but decreased as a percentage of net revenues from 10.6% to 10.0%. Research and development expenses increased 15% from $2.4 million for the six months ended December 31, 1997 to $2.8 million for the corresponding period ended December 31, 1998, but decreased as a percentage of net revenues from 10.4% to 9.7%. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff, as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development spending in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 15% from $2.0 million for the quarter ended December 31, 1997 to $2.3 million for the corresponding quarter ended December 31,1998, but decreased as a percentage of net revenues from 16.6% to 15.8%. Selling, general and administrative expenses increased 11% from $3.9 million for the six months ended December 31, 1997 to $4.4 million for the corresponding period ended December 31,1998, but decreased as a percentage of net revenues from 16.9% to 15.1%. The increase in expense was attributable to increased staffing levels, particularly in sales and marketing and the addition of a sales office in Japan. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing and commission expenses.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $223,000 for the quarter ended December 31, 1997 to $298,000 for the corresponding quarter ended December 31, 1998 due to interest earned on a larger average monthly balance of cash and short-term investments in the December 1998 quarter compared to the December 1997 quarter, partially offset by an increase of $38,000 in the Company's share of the net losses of PTI.

Other income, net increased from $316,000 for the six months ended December 31, 1997 to $566,000 for the corresponding period ended December 31, 1998 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in the December 1998 quarter, partially offset by an increase of $83,000 in the Company's share of the net losses of PTI.


Provision for Income Taxes

The provision for income taxes increased from $593,000 for the quarter ended December 31, 1997 to $825,000 for the corresponding quarter ended December 31, 1998 due to the increase in taxable income and an increase in the effective tax rate from 33% to 34%. The provision for income taxes increased from $1.1 million for the six months ended December 31, 1997 to $1.6 million for the corresponding period ended December 31, 1998 due to increases in taxable income and the effective tax rate. In each of these periods, the provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first half of fiscal 1998 and 1999, operating activities generated $1.1 million and $1.4 million of cash, respectively.

Net cash used for investing activities decreased from $15.9 million for the six months ended December 31, 1997 to $1.7 million for the comparable period in fiscal 1999. The Company made capital expenditures of approximately $1.4 million during the first half of fiscal 1998 compared with $0.9 million in the comparable period of fiscal 1999. The Company used proceeds from its initial public offering to purchase short-term investments of $14.6 million in the six months ended December 31, 1997. Amounts advanced to PTI increased $0.8 million from the December 1997 period to the December 1998 period.

As of December 31, 1998, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $25.9 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

Year 2000 Disclosure

The approach of the year 2000 may present potentially serious information systems problems for many companies because many of today's existing computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year and therefore, may be unable to distinguish 1900 from the year 2000. This could cause a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to this problem. In response to this, the Company is in the process of inquiring of strategic vendors and large customers to determine the extent to which the Company may be vulnerable to these third parties' failure to adequately remedy any Year 2000 issues and has inventoried all software and hardware used in conducting its business to determine whether it is Year 2000 compliant. The Company has spent and will continue to spend an appropriate level of resources to address this issue on a timely basis and to date has spent less than $100,000 and expects total costs incurred to not exceed this amount. There can be no assurance that the critical Year 2000-deficient software applications of the parties on which the Company depends will be converted on a timely basis or not converted to systems which are incompatible with the Company's systems.

The Company began the installation of an enterprise wide EDP system that was required to meet Pericom's business needs in late fiscal 1997. The enterprise wide system purchased by the Company includes many important functional improvements necessary for Pericom to be a competitive semiconductor manufacturing company and is year 2000 compliant. The Company has not allocated a portion of the total project cost to the Year 2000 issue. The Company believes that the incremental cost associated with Year 2000 compliance is not material, as this feature is included in the enterprise wide system purchased by the Company to satisfy business needs. The Company believes that substantially all of its systems, including the new enterprise wide system, are Year 2000 compliant or will be by September 1999 and therefore has no contingency plans. Under the worst case scenario, if the Company is wrong in its beliefs about the Year 2000 readiness of its systems, it could have an adverse effect on the Company's financial position and results of operations.

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

Reliance on Distributors; Product Returns

Sales through domestic and international distributors represented 36% and 49% of the Company's net revenues in fiscal years 1997 and 1998, respectively. During the first half of fiscal 1999 sales through domestic and international distributors represented 56% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally allowed a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts returned have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Patents and Proprietary Rights

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds twelve patents covering certain aspects of its product designs and has eight additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties.
In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. The court has issued a claim construction order, at this time discovery is proceeding and there are no motions pending. The Company believes that is has meritorious defenses, that the products involved are not material to the Company's business and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurances that the claims brought by QSI or any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

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

Risks of International Sales

Sales outside of the United States accounted for approximately 30%, 37%, 45% and 53% of the Company's net revenues in fiscal years 1996, 1997 and 1998, and the first six months of fiscal 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. Furthermore, there can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1998, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $17 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998, the decline in the fair value of the portfolio would not have a material effect on the Company's results of operations over the next fiscal year.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     The Annual Meeting of Shareholders was held on December 8, 1998 in Santa Clara, California. The results of proposals approved by the Company's shareholders are as follows:


1.   Election of four directors of the Company to
serve for the ensuing year and until their
successors are elected and qualified.
                                                                        Votes          Votes
      Name of Director                                                   For          Withheld
      ---------------                                                ------------   ------------

      Alex Chi-Ming Hui                                                 8,054,623          4,750
      Chi-Hung (John) Hui, Ph.D.                                        8,054,623          4,750
      Tay Thiam Song                                                    8,054,623          4,750
      Jeffrey Young                                                     8,054,623          4,750

2.   To ratify and approve the appointment of                           Votes          Votes          Votes
      Deloitte & Touche LLP as the independent                           For          Against       Abstained
      auditors for the Company for the fiscal year                   ------------   ------------   ------------
      ending June 30, 1999.                                             8,056,103          1,400          1,870



Item 6.  Exhibits and Reports on Form 8-K.

  a.  Exhibits
      Exhibit 27.1  Financial Data Schedule


  b.  Reports on Form 8-K.
      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  February 3, 1999  By: /s/ Alex Hui
                             ------------
                                 Alex Hui
                          Chief Executive Officer



Date:  February 3, 1999  By: /s/ Patrick B. Brennan
                             ----------------------
                                 Patrick B. Brennan
                              Chief Financial Officer
                            (Chief Accounting Officer)