Form 10-Q
period 1999-03-27
PERICOM SEMICONDUCTOR CORP
filed 1999-05-04
CIK 1001426

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 27, 1999

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

Yes  [X]   No  [_]


The number of outstanding shares of the Registrant's Common Stock as of April 29, 1999 was 9,480,264.

                      Pericom Semiconductor Corporation

               Form 10-Q for the Quarter Ended March 27, 1999

                                    INDEX


PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

     Item 1:    Financial Statements

                Condensed Balance Sheets as of
                March 31, 1999 and June 30, 1998                           3

                Condensed Statements of Income
                for the three months and nine months ended
                March 31, 1999 and March 31, 1998                          4

                Condensed Statements of Cash Flows
                for the nine months ended
                March 31, 1999 and March 31, 1998                          5

                Notes to Condensed Financial Statements                    6

     Item 2:    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

     Item 3:    Quantitative and Qualitative Disclosures About
                Market Risk                                               18



PART II. OTHER INFORMATION

     Item 1:    Legal Proceedings                                         19

     Item 6:    Exhibits and Reports on Form 8-K                          19

     Signatures                                                           20

                         PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                  March 31,          June 30,
                                                                                    1999             1998 (1)
                                                                                    ----             --------
                                                                                (Unaudited)
                               ASSETS
Current assets:
     Cash and equivalents                                                         $ 8,314            $  8,773
     Short-term investments                                                        16,977              17,058
     Accounts receivable:
          Trade (net of allowances of $2,499 and $1,559)                            8,979               5,437
          Other receivables                                                           354                 193
     Inventories                                                                    9,263               8,917
     Prepaid expenses and other current assets                                        472                 153
     Deferred income taxes                                                            510                 510
                                                                           ---------------------------------------
                Total current assets                                               44,869              41,041
Property and equipment  net                                                         6,043               5,121
Investments in and advances to joint venture                                        2,033               1,046
Other assets                                                                          204                 193
                                                                           ---------------------------------------
                                                                                  $53,149            $ 47,401
                                                                           =======================================

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $ 6,452            $  6,117
     Accrued liabilities                                                            1,532               1,855
     Income taxes payable                                                             618                 318
                                                                           ---------------------------------------
               Total current liabilities                                            8,602               8,290
Deferred income taxes                                                                 500                 500
Shareholders' equity:
     Common stock                                                                  25,075              24,570
     Retained earnings                                                             18,972              14,041
                                                                           ---------------------------------------
               Total shareholders' equity                                          44,047              38,611
                                                                           ---------------------------------------
                                                                                  $53,149            $ 47,401
                                                                           =======================================

(1) Derived from the June 30, 1998 audited balance sheet included in the Company's Annual Report on Form 10-K.


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                        Condensed Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                               Three Months Ended              Nine Months Ended
                                                                   March 31,                       March 31,
                                                         --------------------------------------------------------------
                                                              1999            1998            1999            1998
                                                              ----            ----            ----            ----
Net revenues                                                $14,754         $12,512         $43,811         $35,884
Cost of revenues                                              8,585           7,418          26,187          21,397
                                                       ---------------------------------------------------------------
     Gross profit                                             6,169           5,094          17,624          14,487
                                                       ---------------------------------------------------------------
Operating expenses:
     Research and development                                 1,565           1,300           4,375           3,738
     Selling, general and administrative                      2,227           2,005           6,614           5,952
                                                       ---------------------------------------------------------------
          Total                                               3,792           3,305          10,989           9,690
                                                       ---------------------------------------------------------------
Income from operations                                        2,377           1,789           6,635           4,797
Equity in net loss of joint venture                             (50)            (80)           (203)           (150)
Interest income                                                 320             340           1,039             726
                                                       ---------------------------------------------------------------
Income before income taxes                                    2,647           2,049           7,471           5,373
Provision for income taxes                                      900             676           2,540           1,773
                                                       ---------------------------------------------------------------
Net income                                                  $ 1,747         $ 1,373         $ 4,931         $ 3,600
                                                       ===============================================================
Basic earnings per share                                      $0.19           $0.15           $0.53           $0.56
                                                       ===============================================================
Diluted earnings per share                                    $0.17           $0.14           $0.48           $0.39
                                                       ===============================================================
Shares used in computing basic earnings per share             9,414           9,083           9,360           6,377
                                                       ===============================================================
Shares used in computing diluted earnings per share          10,516          10,007          10,225           9,202
                                                       ===============================================================

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                              1999            1998
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 4,931        $  3,600
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                            1,200             846
     Equity in net loss of joint venture                        203             150
     Changes in assets and liabilities:
          Accounts receivable                                (3,703)         (4,602)
          Inventories                                          (346)         (1,857)
          Prepaid expenses and other current assets            (319)            (10)
          Accounts payable                                      335           2,201
          Accrued liabilities                                  (323)            570
          Income taxes payable                                  300            (216)
                                                         ------------------------------
Net cash provided by operating activities                     2,278             682
                                                         ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                (2,122)         (1,989)
          (Increase) decrease in short-term investments          81         (14,565)
           Increase in other assets                             (11)            (12)
           Increase in advances to joint venture             (1,190)           (260)
                                                         -------------------------------
Net cash used for investing activities                       (3,242)        (16,826)
                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                  505          16,198
                                                         -------------------------------
Net cash provided by financing activities                       505          16,198
                                                         -------------------------------

NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                                   (459)             54

CASH AND EQUIVALENTS:
          Beginning of period                                 8,773           9,566
                                                         -------------------------------
          End of period                                     $ 8,314        $  9,620
                                                         ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                      $ 2,240        $  1,989
                                                         ===============================

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the three and nine-month periods ended March 31, 1999 and 1998 and of cash flows for the nine-month periods ended March 31, 1999 and 1998.
This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from estimates. The results of operations for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. Fiscal year 1998 ended on June 27, 1998. The three and nine-month periods in fiscal years 1998 and 1999 ended on March 28, 1998 and March 27, 1999, respectively.

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

Basic and diluted earnings per share for the three and nine-month periods ended March 31, 1999 and March 31, 1998 are computed as follows:

                                                              Three Months Ended            Nine Months Ended
                                                                  March 31,                     March 31,
                                                         ----------------------------------------------------------
                                                             1999           1998           1999           1998
                                                             ----           ----           ----           ----
Net income                                                 $ 1,747        $ 1,373        $ 4,931        $ 3,600
                                                         ==========================================================
Computation of common shares outstanding - basic
 earnings per share:
          Weighted average shares of common stock            9,414          9,083          9,360          6,377

                                                         ----------------------------------------------------------
Shares used in computing basic earnings per share            9,414          9,083          9,360          6,377
                                                         ==========================================================
Basic earnings per share                                   $  0.19        $  0.15        $  0.53         $ 0.56
                                                         ==========================================================

Computation of common shares outstanding - diluted
 earnings per share:
          Common stock                                       9,414          9,083          9,360          6,377
          Preferred shares                                     ---            ---            ---          2,095
          Dilutive options using the treasury stock          1,102            924            865            730
           method
                                                         ----------------------------------------------------------
Shares used in computing diluted earnings per share         10,516         10,007         10,225          9,202
                                                         ==========================================================
Diluted earnings per share                                 $  0.17        $  0.14        $  0.48         $ 0.39
                                                         ==========================================================

3.   Inventories

          Inventories consist of (in thousands):

                                                        March 31,          June 30,
                                                          1999               1998
                                                          ----               ----
Finished goods                                           $3,175             $1,752
Work in process                                           4,416              5,671
Raw materials                                             1,672              1,494
                                                  --------------------------------------
                                                         $9,263             $8,917
                                                  ======================================

4.   Accrued Liabilities

          Accrued liabilities consist of (in thousands):

                                                        March 31,          June 30,
                                                          1999               1998
                                                          ----               ----
Accrued compensation                                    $  790             $1,059
External sales representative commissions                  569                636
Other accrued expenses                                     173                160
                                                  --------------------------------------
                                                        $1,532             $1,855
                                                  ======================================

5.   Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Interim reporting is not required until after the first annual reporting.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

6.   Comprehensive Income

During the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine-month periods ended March 31, 1999 and 1998, there are no differences between comprehensive income and reported net income.

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

                                                                Three Months Ended              Nine Months Ended
                                                                    March 31,                       March 31,
                                                         --------------------------------------------------------------
                                                              1999            1998            1999            1998
                                                              ----            ----            ----            ----
Net revenues                                                 100.0%          100.0%          100.0%          100.0%
Cost of revenues                                              58.2%           59.3%           59.8%           59.6%
                                                         --------------------------------------------------------------
     Gross profit                                             41.8%           40.7%           40.2%           40.4%
                                                         --------------------------------------------------------------
Operating expenses:
     Research and development                                 10.6%           10.4%           10.0%           10.4%
     Selling, general and administrative                      15.1%           16.0%           15.1%           16.6%
                                                         --------------------------------------------------------------
          Total                                               25.7%           26.4%           25.1%           27.0%
                                                         --------------------------------------------------------------
Income from operations                                        16.1%           14.3%           15.1%           13.4%
Other income, net                                              1.8%            2.1%            2.0%            1.6%
                                                         --------------------------------------------------------------
Income before income taxes                                    17.9%           16.4%           17.1%           15.0%
Provision for income taxes                                     6.1%            5.4%            5.8%            5.0%
                                                         --------------------------------------------------------------
Net income                                                    11.8%           11.0%           11.3%           10.0%
                                                         ==============================================================

Net Revenues

Net revenues consist primarily of product sales, which are recognized at time of shipment, less an estimate for returns and allowances. Net revenues increased 18% from $12.5 million for the quarter ended March 31, 1998 to $14.8 million for the quarter ended March 31, 1999. The increase in net revenues was attributable to increased sales volume in the Company's SiliconSwitch and SiliconClock product lines, partially offset by a decrease in the sales volume of the SiliconInterface product line and a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 54% for the third quarter of fiscal 1998 to 63% for the third quarter of fiscal 1999. Sales to an international distributor and a domestic distributor accounted for approximately 14% and 10%, respectively, of net revenues in the third quarter of fiscal 1998 and sales to the same international distributor and a different domestic distributor accounted for approximately 15% and 10%, respectively, of net revenues in the third quarter of fiscal 1999.

Net revenues increased 22% from $35.9 million for the nine-month period ended March 31, 1998 to $43.8 million for the same period of fiscal 1999. The increase in net revenues was attributable to increased sales volume in the Company's SiliconSwitch and SiliconClock product lines, partially offset by a decrease in the sales volume of the SiliconInterface product line and a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues increased to 58% in the first nine months of fiscal 1999 from 51% in the comparable period in fiscal 1998. The same international distributor as in the three-month periods accounted for 15% and 11% of net revenues in the first nine months of fiscal 1999 and 1998, respectively.

Gross Profit

Gross profit increased 22% from $5.1 million for the quarter ended March 31, 1998 to $6.2 million for the corresponding quarter ended March 31, 1999. Gross profit as a percentage of net revenues, or gross margin, increased from 40.7% in the third quarter fiscal of 1998 to 41.8% in the third quarter of fiscal 1999. Gross profit increased 21% from $14.5 million for the nine months ended March 31, 1998 to $17.6 million for the corresponding period ended March 31, 1999.
The increase is primarily due to the introduction of new products at higher gross margins and cost reductions achieved in each of the Company's product lines through reduced wafer costs, lower per unit assembly and test costs, and increased die per wafer resulting from reduced design geometries offset by the erosion in average selling prices. Gross margin remained essentially flat at 40.2% in the first nine months of fiscal year 1999 compared to 40.4% in the first nine months of fiscal 1998.

Research and Development

Research and development expenses increased 23% from $1.3 million for the quarter ended March 31, 1998 to $1.6 million for the corresponding quarter ended March 31, 1999, and increased as a percentage of net revenues from 10.4% to 10.6%. Research and development expenses increased 19% from $3.7 million for the nine months ended March 31, 1998 to $4.4 million for the corresponding period ended March 31, 1999, but decreased as a percentage of net revenues from 10.4% to 10.0%. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff, as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development spending in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 10% from $2.0 million for the quarter ended March 31, 1998 to $2.2 million for the corresponding quarter ended March 31,1999, but decreased as a percentage of net revenues from 16.0% to 15.1%. Selling, general and administrative expenses increased 10% from $6.0 million for the nine months ended March 31, 1998 to $6.6 million for the corresponding period ended March 31,1999, but decreased as a percentage of net revenues from 16.6% to 15.1%. The increase in expense was attributable to increased staffing levels, particularly in sales and marketing and the addition of a sales office in Japan. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing and commission expenses.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $260,000 for the quarter ended March 31, 1998 to $270,000 for the corresponding quarter ended March 31, 1999. Other income, net increased from $576,000 for the nine months ended March 31, 1998 to $836,000 for the corresponding period ended March 31, 1999 due to interest earned on the increased cash and short-term investment balances that resulted from the net proceeds from the Company's initial public offering in October 1997, partially offset by an increase of $53,000 in the Company's share of the net losses of PTI.

Provision for Income Taxes

The provision for income taxes increased from $676,000 for the quarter ended March 31, 1998 to $900,000 for the corresponding quarter ended March 31, 1999 due to the increase in taxable income and an increase in the effective tax rate from 33% to 34%. The provision for income taxes increased from $1.8 million for the nine months ended March 31, 1998 to $2.5 million for the corresponding period ended March 31, 1999 due to increases in taxable income and the effective tax rate. In each of these periods, the provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first nine months of fiscal 1999 and 1998, operating activities generated $2.3 million and $0.7 million of cash, respectively.

Net cash used for investing activities decreased from $16.8 million for the nine months ended March 31, 1998 to $3.2 million for the comparable period in fiscal 1999. The Company made capital expenditures of approximately $2.0 million during the first nine months of fiscal 1998 compared with $2.1 million in the comparable period of fiscal 1999. The Company used proceeds from its initial public offering to purchase short-term investments of $14.6 million in the nine months ended March 31, 1998. Amounts advanced to PTI increased $0.9 million from the March 1998 period to the March 1999 period.

As of March 31, 1999, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $25.3 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

Reliance on Distributors; Product Returns

Sales through domestic and international distributors represented 36% and 49% of the Company's net revenues in fiscal years 1997 and 1998, respectively. During the first nine months of fiscal 1999 sales through domestic and international distributors represented 58% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally allowed a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts returned have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Patents and Proprietary Rights

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds thirteen patents covering certain aspects of its product designs and has nine additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can require significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties.
In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. In March 1999, the Company and QSI entered into a settlement and license agreement that provided among other things for a cross license of certain patents on an irrevocable, fully paid-up, royalty free and non-exclusive worldwide basis. This agreement will not have a material effect on the Company's business, financial condition or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurances that any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

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

Risks of International Sales

Sales outside of the United States accounted for approximately 30%, 37%, 45% and 48% of the Company's net revenues in fiscal years 1996, 1997 and 1998, and the first nine months of fiscal 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. Furthermore, there can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $17 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 1999, the decline in the fair value of the portfolio would not have a material effect on the Company's results of operations over the next fiscal year.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company in the United States District Court for the Northern District of California, San Francisco Division, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and monetary damages. In March 1999, the Company and QSI entered into a settlement and license agreement that provided among other things for a cross license of certain patents on an irrevocable, fully paid-up, royalty free and non-exclusive worldwide basis. This agreement will not have a material effect on the Company's business, financial condition or results of operations.


Item 6.   Exhibits and Reports on Form 8-K.

          a.    Exhibits
                Exhibit 27.1  Financial Data Schedule

          b.    Reports on Form 8-K.
                No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  May 3, 1999          By: /s/ Alex Hui
                               -------------
                               Alex Hui
                               Chief Executive Officer


Date:  May 3, 1999          By: /s/ Patrick B. Brennan
                               -----------------------
                               Patrick B. Brennan
                               Chief Financial Officer
                               (Chief Accounting Officer)