Form 10-K
period 1999-07-03
PERICOM SEMICONDUCTOR CORP
filed 1999-10-01
CIK 1001426

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]    Annual report pursuant to section 13 or 15(d) of the Securities and
---    Exchange Act of 1934 for the fiscal year ended July 3, 1999.

[  ]   Transition report pursuant to section 13 or 15(d) of the Securities and
---    Exchange Act of 1934 for the Transition period
       from ___________ to ____________

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

Yes [X]  No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 17, 1999 as reported by the Nasdaq National Market was approximately $124,187,000.

As of September 17, 1999 the Registrant had outstanding 9,678,435 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended July 3, 1999 and the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 1999 are incorporated by reference in Parts II, III and IV of this report on Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

Pericom Semiconductor Corporation (the "Company" or "Pericom") designs, develops and markets high-performance interface integrated circuits ("ICs") used in many of today's advanced electronic systems. Interface ICs, such as interface logic, switches and clock management products, transfer, route and time electrical signals among a system's microprocessor, memory and various peripherals and between interconnected systems. High-performance interface ICs, which enable high signal quality, are essential for the full utilization of the available speed and bandwidth of advanced microprocessors, memory ICs, local area networks ("LANs") and wide area networks ("WANs"). Pericom focuses on high-growth and high-performance segments of the notebook computing, servers, networking and telecommunications markets, in which advanced system designs require interface ICs with high-speed performance, reduced power consumption, low-voltage operation, small size and higher levels of integration.

Pericom has combined its extensive design technology and applications knowledge with its responsiveness to the specific needs of electronic systems developers to become a competitive supplier of interface ICs. The Company has evolved from one product line in fiscal 1992 to four currently -- SiliconInterface, SiliconSwitch, SiliconClock and SiliconConnect(TM) -- with a goal of providing an increasing breadth of interface IC solutions to its customers. Pericom currently offers over 350 standard products, of which 113 were introduced during the twelve months ended June 30, 1999. The Company's customers and OEM end users include 3Com Corporation, Apple Computer, Inc., Ascend Communications, Inc., Avid Technology, Inc., Cabletron Systems, Inc., Canon, Inc., Celistica, Cisco Systems, Inc., Compaq Computer Corporation, Dell Computer, Fujitsu, Hewlett-Packard Company, Hitachi Ltd., International Business Machines Corporation, Intel Corporation, Inventec, Inc., Lexmark International Inc., Lucent, Motorola, Nortel, Quanta, Qualcom, Smart Modular Technologies Inc., Solectron Technology Corporation, Sony Corporation, Toshiba Corporation, and Xerox.


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

Pericom's interface products serve to increase system bandwidth in applications such as servers, network switches and routers, storage area networks, wireless basestations, and notebook computers. Bandwidth can be increased by widening the datapath (widening the pipe), increasing the clock rate (increase the flowrate through the pipe) or allowing multiple, simultaneous transactions on the bus using a crossbar switch. Pericom is pioneering technology in each of these areas.

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

Pericom believes that several major market trends make reliable operations of systems at high frequency and high data transfer rates critical. Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. Increasing system-wide EMI emissions resulting from higher-frequency ICs compels system designers to develop and implement new ways to further reduce these emissions. These factors all increase the need for very high-speed interface circuits with outstanding performance specifications.

With processing power continuing to double every 18 months (Moore's law) the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. The Company has developed solutions with Intel and Rambus to support higher speed processor-memory interfacing to support the PC133 and Direct Rambus standards, both on the system motherboard and memory modules.

In server applications, Pericom supports higher system bandwidth through the use of bus switches to isolate the system's memory modules from the bus when they are not being addressed. The Company's interface products are also used to enable live insertion of PCI boards ("hot swapping"). This prevents system downtime when boards need to be replaced. Pericom has similar products for hot-docking notebook computers and its products are used in virtually every notebook computer.

In all new high-bandwidth systems data transfer needs to be synchronized, creating a high demand for clock products. Pericom's clock products provide all the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth systems.

Another trend evident in the communications (data and voice) and the storage market is the trend to parallel processing to increase performance. The need to interface several processors to one another and to memory components is driving customers to develop new switching fabrics. The Company has responded to this opportunity with the development of a high-density crossbar switch technology which enables point-to-point connection of multiple processors to boost bandwidth by an order of magnitude.

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

SiliconInterface

Through its SiliconInterface product line, Pericom offers a broad range of high-performance 5-volt, 3.3-volt, and 2.5-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface, and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential. The Company's thin and tight-lead-pitch packages allow significant reduction in board space and provide enhanced switching characteristics. The Company has two patents that relate to certain SiliconInterface products: one that relates to mixed-voltage operations that are scaleable for future generations of low-voltage logic families, and one that relates to a high-speed, low-noise input/output buffer design. The SiliconInterface product line is used in a wide array of systems applications, including notebook computers, high-speed network hubs, routers and switches and multimedia systems.

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

3.3-VOLT INTERFACE LOGIC. Pericom's 3.3-volt interface logic products in 8 to 24 bit configurations address a range of cost and performance requirements. The Company's 3.3-volt ALVC, LPT, LCX and FCT3 interface logic families offer a comprehensive range of performance at very low power. The ALVC, LPT and LCX families allow customers the flexibility to use certain Pericom 3.3-volt products in pure 3.3-volt or mixed 3.3/5-volt designs. Because a full range of 3.3-volt components is not always available, this flexibility is important as computer and networking designs make the transition from 5 volts to 3.3 volts. ALVC, a leading-edge performance family that targets high-speed computer and networking designs, offers bus hold and 5-volt I/O tolerance options. With 55 products in the family, the Company now offers one of the broadest portfolios of ALVC logic in the industry. LPT is a mid-range performance family and the industry's first 3.3-volt CMOS logic family with 5-volt I/O tolerance. LCX is a relatively slow-speed family that is targeted for low-cost applications. FCT3 is a mid-range performance family that can interface only with 3.3-volt components. Increasing networking, PC and memory module manufacturers are demanding application specific logic products. Pericom believes it is well positioned to serve this need using its ASIC design methodology and existing cell designs to achieve rapid product development.

2.5-VOLT INTERFACE LOGIC. Pericom has three new logic families to address 2.5and
1.8 volt operation. The ALVTC is a high-drive family offering sub 2.5 nanosecond propagation delays and the lowest power consumption in its class. The AVC family offers a lower balanced drive with a propagation delay of less than 2 nanoseconds. The VCX family also offers balanced drive but is optimized for low-noise operation. All three families can support 1.8 to 3.3 volt operation.

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

DIGITAL SWITCHES. The Company offers a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering low on-resistance (less than 5 ohms), low propagation delay (less than 250 picoseconds), low standby power (less than 1 microamp) and series resistor options that support low EMI emission requirements. Applications for the Company's digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. During fiscal 1999, the Company developed a family of application specific switches to support PCI "hot-plugging" and GTL termination in server applications. Two families of 3.3-volt switches were also introduced offering industry leadership performance in terms of their switching times and low capacitance for bus isolation applications.

ANALOG SWITCHES. The Company offers a family of analog switches for low-voltage (2- to 5-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Traditional analog switches cause unacceptable levels of distortion due to high on-resistance. The Company's analog switches have significantly lower on-resistance, resulting in significant improvement in bandwidth and distortion. This allows the Company's analog switches to be used for state-of-the-art video and audio switching applications where traditional analog switches cannot be used. To support space-constrained applications, such as wireless handsets and Global Positioning Systems ("GPS") receivers, several of these switches have recently been introduced in the tiny SOT-23 and SC70 packages. To complement this low-voltage family the Company also offers a higher voltage (17 volt) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control. The addition of this family significantly strengthens Pericom's position in the analog switch market.

LAN SWITCHES AND VIDEO SWITCHES. The Company offers a line of application-specific standard product ("ASSP") switches for specific applications. These products include LANSwitches, which are used to switch among multiple LAN protocols (e.g., Ethernet, FastEthernet and Token Ring) on networking systems, and video switches, which are used in graphic and multimedia systems to switch among different video and audio sources at very high frequencies with minimal distortion, hence preserving high video and audio fidelity.

SiliconClock

Through its SiliconClock product line, Pericom offers a broad range of general-purpose solutions including clock buffers, PLL-based zero-delay clock generators and ASSP PLL-based frequency synthesizer products for Pentium II, Pentium III and Celeron processor systems, as well as a number of ASSP clock products for laser printers, networking, and set-top box applications. As system designers use microprocessors and memories that run at increasingly high frequencies, there is a demand for correspondingly reliable clock management circuits to generate and distribute high-precision, high-frequency timing control signals for advanced computer, networking, multimedia and embedded applications. To enable the reliable operations of these ICs with precise timing, the clock circuits need to have short propagation delay, low jitter and low pin-to-pin signal skew.

CLOCK BUFFERS AND ZERO-DELAY CLOCK GENERATORS. Clock buffers receive a digital signal from a frequency source and create multiple copies of the signal for distribution across system boards. Pericom offers 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. PLL-based clock generators, also known as zero-delay clocks, virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Pericom's 5-volt and 3.3-volt zero-delay clock generators offer frequencies of up to 134 MHz for applications in networking switches, routers and hubs, computer servers, PCI bridges and SDRAM modules. Pericom supports the latest industry standard PC133 and PC100 SDRAM registered DIMM memory modules with zero delay clock buffers to drive the SDRAM clocks, and ALVC and AVC logic buffers to drive the address lines.

CLOCK FREQUENCY SYNTHESIZERS. Clock frequency synthesizers use single or multiple PLLs to generate various output frequencies using a crystal oscillator as an input frequency source. Clock frequency synthesizers are used to provide critical timing signals to microprocessors, PCI buses, SDRAM and peripheral functions. Pericom's PLL-based clock synthesizers support Pentium II, Pentium III and Celeron microprocessors and their associated integrated chipsets. These clock generators are designed with an emphasis on minimizing jitter and power consumption. In addition, most of the products come with integrated serial I2C serial link communications and options for spread-spectrum selection that meet low EMI requirements for mobile and desktop PC motherboards. Pericom recently introduced an integrated 100 and 133MHz clock generator and buffer to support the latest 810 ("Whitney") and 810e chipset for the Celeron processor. The Company also has a range of integrated products for the notebook computer market segment and is an active participant in the development of Intel defined technology for the next generation PC and server platforms. To support the latest Direct Rambus memory technology the Company has developed a 400MHz clock generator to support the synchronous transfer of data in the Rambus RIMM memory module. The Company's PLL-based laser printer clock provides a cost-effective solution for high-speed, high-resolution video clock generation at 40 MHz for low-cost color laser printer controllers and at 80 MHz for high-speed color laser printer controllers. The Company also offers modem clocks to support 28.8K and 56K rack-mount modem designs.

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

SiliconConnect(TM)

The SiliconConnect(TM) product line is the newest and offers the highest complexity and integration among the Company's products. It consists of a family of Low Voltage Differential Signaling (LVDS) drivers, receivers, and transceivers, cross-bar switches, and PCI to PCI bridge products currently in development.

To support higher system bandwidth at acceptable noise and power levels customers are increasingly moving to serial rather than parallel architectures and using differential signaling to reduce noise and electromagnetic interference (EMI). Pericom has responded to this need with the development of a family of drivers, receivers and transceivers offering data rates of 400 Mbps (Megabits per second), allowing point-to-point connections over distances greater than 10 meters. This new low-voltage differential signaling (LVDS) standard offers a number of improvements over the older ECL (Emitter-Coupled Logic) and PECL (Pseudo Emitter-Coupled Logic) in applications requiring lower power consumption and noise.

Another technology recently introduced by Pericom to support higher bandwidth is cross-bar switching to allow multiple processors and memory modules to communicate on point-to-point connections across a shared bus. The first product in the family is a 10-port 18-bit switch which supports a data rate up to 264 Gigabytes per second.

The Company also has a 3-port PCI to PCI bridge product in development. This product can support input/output expansion on the PCI bus in applications ranging from network routers to memory storage and server applications.

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


CUSTOMERS

The following is a list of selected customers of the Company, including end users and OEMs:



Computer                                                Networking
  Acer                                                     3Com
  Apple                                                    Alcatel
  Asustek                                                  Ascend Communications
  Compal                                                   Cabletron
  Compaq                                                   Cisco
  Dell                                                     Hewlett-Packard
  Digital Equipment Corporation                            Nortel
  Fujitsu
  Hitachi                                                Multimedia, Peripherals and Others
  IBM                                                      Adaptec
  Intel                                                    Avid
  Inventec                                                 Canon
  NEC                                                      Diamond Multimedia
  Quanta                                                   Lexmark
  Sony                                                     Xerox
  Toshiba

Contract Manufacturing
  AVEX Electronics
  Celestica
  Jabil Circuit
  Natsteel
  SCI
  Smart Modular Technologies
  Solectron


The Company's customers include a broad range of end users and OEMs in the computer, peripherals, networking and contract manufacturing markets. In fiscal 1997, sales to Harris and IBM accounted for approximately 17% and 14%, respectively, of the Company's net revenues, and sales to the Company's top five customers accounted for approximately 47% of net revenues. In fiscal 1998, sales to Techmosa, a distributor in Taiwan, accounted for 11% of net revenues, and sales to the Company's top five customers accounted for 36% of net revenues. In fiscal 1999, sales to Techmosa accounted for 14% of net revenues, and sales to the Company's' top five customers accounted for 36% of net revenues. See "Factors That May Affect Future Results -- Customer Concentration."

Contract manufacturers have become important customers for the Company as systems designers in the Company's target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors' ICs are incorporated into new designs.


DESIGN AND PROCESS TECHNOLOGY

The Company's design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, the Company utilizes a modular design methodology that has enabled it to produce many new products each year and to meet its customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as HDL description, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification using Pericom's library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are the Company's proprietary mixed-voltage I/O cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and datacom transceiver circuits. Pericom has been granted thirteen U.S. patents relating to its circuit designs and has several U.S. and foreign patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives the Company the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables the Company to respond rapidly to a customer's prototype needs and volume requirements.

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


SALES AND MARKETING

The Company markets and distributes its products through a worldwide network of independent sales representatives and distributors. In fiscal years 1999, 1998 and 1997, international sales comprised 48%, 45% and 37%, respectively, of the Company's net revenues. The Company has four regional sales offices in the United States and has sales offices in Taiwan, Japan and Europe. The Company also supports field sales design-in and training activities with application engineers. All marketing and product management personnel are located at the Company's corporate headquarters in San Jose, California. See "Factors That May Affect Future Results -- Risks of International Sales."

The Company focuses its marketing efforts on product definition, new product introduction, product marketing, advertising and public relations. The Company actively seeks cooperative relationships in product development and product marketing. For example, the Company recently signed an agreement with Lexmark to license its spread spectrum technology and with Rambus to develop the Direct Rambus Clock Generator IC. The Company uses advertising both domestically and internationally to market its products independently and in cooperation with its distributors. Pericom product information is available on its web site, which contains technical information on all of its products and offers design modeling support and sample-request capabilities online. The Company also publishes and circulates technical briefs relating to its products and their applications.

The Company has been ISO-9001 certified by the International Organization for Standards for Quality Management after the Company successfully completed the required Registration Assessment Audit with Underwriter's Laboratories, which entails a rigorous quality assessment.

Pericom believes that contract manufacturing customers are strategically important and employs sales and marketing personnel who focus on servicing these customers and on expanding Pericom's product sales via these customers to OEMs. In addition, Pericom uses programs such as EDI, bonded inventories and remote warehousing to enhance its service and attractiveness to contract manufacturers.

Sales through domestic and international distributors were approximately 57%, 49% and 36% of the Company's net revenues in fiscal 1999, 1998 and 1997, respectively. Major distributors in the United States include All American Semiconductor, Bell Microproducts, Future Electronics, Interface Electronics, Nu Horizons Electronics, and Pioneer Standard. Major international distributors include Chin Shang Electronics Corp. (Taiwan), EPCO Technology Co., LTD (Taiwan), Desner Electronics (Singapore), Internix (Japan), MCM (Japan) and Techmosa (Taiwan). See "Factors That May Affect Future Results -- Reliance on Distributors."


MANUFACTURING

The Company has adopted a fabless manufacturing strategy by subcontracting its wafer production to independent wafer foundries. The Company has established collaborative relationships with selected independent foundries and targets additional foundry partners with which it can develop a strategic relationship to the benefit of both parties. The Company believes that its fabless strategy enables it to introduce high performance products quickly at competitive cost. To date, the Company's principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC") and Lucky Goldstar ("LG"). The Company provides Chartered with new product designs to be used for testing and qualifying advanced manufacturing processes from development to production. In exchange, Chartered provides the Company with wafer allocation and early access to process technology. The Company has also used Austria Mikro Systeme GmbH ("AMS") as a foundry since 1992. Recently the Company qualified a 0.35micron CMOS process at Chartered that is currently in production.

The Company relies on foreign subcontractors primarily for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Some of these subcontractors are the Company's single source supplier for certain new packages. Although the Company believes that it is not materially dependent upon any such subcontractor, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a subcontractor. The Company has from time to time experienced difficulties in the timeliness and quality of product deliveries from the Company's subcontractors. Although delays experienced to date have not been material, there can be no assurance that the Company will not experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and has no guaranteed arrangements with such subcontractors. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for any such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply could delay shipments and result in the loss of customers, or limitations or reductions in the Company's revenues, or otherwise materially and adversely affect the Company's business and results of operations. See "Factors That May Affect Future Results -- Dependence on Single or Limited Source Assembly Subcontractors."

RESEARCH AND DEVELOPMENT

The Company believes that the continued timely development of new interface ICs is essential to maintaining its competitive position. Accordingly, the Company has assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. Research and development expenses in fiscal 1999, 1998, and 1997 were $6.0 million, $5.1 million and $4.2 million, respectively.

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


INTELLECTUAL PROPERTY

In the United States, the Company holds fifteen patents covering certain aspects of its product designs and has ten additional patent applications pending. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel, rather than on its patents.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties. Any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event the Company attempts to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurance that potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.

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


EMPLOYEES

As of June 30, 1999, the Company had 188 full-time employees (18 are temporary employees), including 36 in sales, marketing and customer support, 83 in manufacturing, assembly and testing, 52 in engineering and quality assurance and 17 in finance and administration, including information systems. The Company has never had a work stoppage and no employee is represented by a labor organization. The Company considers its employee relations to be good.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that may affect future results. This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; proposed new products or services; industry, technological or market trends, Pericom's ability to address the need for application specific logic products; Pericom's ability to respond rapidly to customer needs; expanding product sales; the Company's costs and liabilities related to and ability to mitigate potential Year 2000 issues; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in factors that may affect future results set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Historically, selling prices in the semiconductor industry generally, as well as for the Company's products, have decreased significantly over the life of each product. The Company expects that selling prices for its existing products will continue to decline over time and that average selling prices for new products will decline significantly over the lives of these products. Declines in selling prices for the Company's products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce the Company's overall gross margins and could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to reduce production costs or to develop and market new products with higher gross margins. See "Technological Change; Dependence on New Products," "Competition," " Semiconductor Industry Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

In fiscal 1996, 1997 and 1998 approximately 90% of the wafers for the Company's semiconductor products were manufactured by Chartered. The remainder of the Company's wafers were manufactured by AMS, LG, NJRC and TSMC. In fiscal 1999, approximately 85% of the Company's wafers were purchased from

Chartered. The Company's reliance on independent wafer suppliers to fabricate its wafers at their production facilities subjects the Company to such possible risks as potential lack of adequate capacity and available manufactured products, lack of control over delivery schedules and the risk of events limiting production and reducing yields, such as fires or other damage to production facilities or technical difficulties. Although, to date, the Company has not experienced any material delays in obtaining an adequate supply of wafers, there can be no assurance that the Company will not experience delays in the future. Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet the Company's needs in a timely manner or in needed quantities would delay production and product shipments and have a material adverse effect on the Company's business, financial condition and results of operations.

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

CUSTOMER CONCENTRATION

A relatively small number of customers and distributors has accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1999, sales to one distributor accounted for approximately 14% of the Company's net revenues, and sales to the Company's top five customers and distributors accounted for approximately 36% of net revenues. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's large customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations. See "-- Limited Operating History; Potential Fluctuations in Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Customers" and "Business -- Sales and Marketing."

COMPETITION

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include product features and performance, product quality, price, success in developing new products, adequate wafer fabrication capacity and sources of raw materials, efficiency of production, timing of new product introductions, ability to protect intellectual property rights and proprietary information, and general market and economic conditions. The Company's competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc., most of which have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than the Company. The Company also competes with other major or emerging companies that sell products to certain segments of the markets addressed by the Company. Competitors with greater financial resources or broader product lines may also have greater ability than the Company to engage in sustained price reductions in the Company's primary markets in order to gain or maintain market share.

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

RELIANCE ON DISTRIBUTORS; PRODUCT RETURNS

Sales through domestic and international distributors represented 36%, 49% and 57% of the Company's net revenues in fiscal 1997, 1998 and 1999, respectively. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally permitted a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts incurred have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Sales and Marketing."

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. The Company has been and is now in the later stages of implementing a new management information system. There can be no assurance that the Company will not encounter difficulties as it continues to integrate this new system into its operations. There can be no assurance that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds fifteen patents covering certain aspects of its product designs and has ten additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can consume significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

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

RISKS RELATED TO  INTERNATIONAL SALES

Sales outside of the United States accounted for approximately 37%, 45% and 48% of the Company's net revenues in fiscal 1997, 1998 and 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. There can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices. See "Business -- Customers" and "Business -- Sales and Marketing."

DEPENDENCE ON SINGLE OR LIMITED SOURCE ASSEMBLY SUBCONTRACTORS

The Company primarily relies on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Some of these subcontractors are the Company's single source supplier for certain new packages. Although the Company believes that it is not materially dependent upon any such subcontractor, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a subcontractor. The Company has from time to time experienced difficulties in the timeliness and quality of product deliveries from the Company's subcontractors. Although delays experienced to date have not been material, there can be no assurance that the Company will not experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and has no guaranteed arrangements with such subcontractors. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for any such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply could delay shipments and result in the loss of customers, or limitations or reductions in the Company's revenues, or otherwise materially and adversely affect the Company's business, financial condition and results of operations. Each of the Company's assembly subcontractors is located outside the United States, which exposes the Company to risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these subcontractors are located, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People's Replublic of China, which could cause a disruption in the operations of several of the Company's assembly subcontractors located in Taiwan. See "Business -- Manufacturing."

ITEM 2.     PROPERTIES

The Company leases approximately 47,500 square feet of space in San Jose, California in which its headquarters, technology and product development and testing facilities are located. The facility is leased through July 2004, with certain renewal options. The Company also has sales offices located in San Jose, California, Dallas, Texas, Marlborough, Massachusetts and Cary, North Carolina as well as in Taiwan, Japan and the United Kingdom. The Company believes its current facilities are adequate to support its needs through the end of fiscal 2000.


ITEM 3.   LEGAL PROCEEDINGS

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that the Company will not be subject to infringement claims by other parties. In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor of the Company, brought a lawsuit against the Company, claiming infringement of one of its patents by certain features in certain of the Company's bus switch products and seeking injunctive relief and unspecified monetary damages. The Company settled this claim in fiscal 1999 without material adverse effect on the Company's financial position or results of operations. However, any litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event the Company attempts to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's business and results of operations would be materially and adversely affected. There can be no assurance that any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect the Company's business, financial condition and results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to page 23 of the Company's 1999 Annual Report to Shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 2 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 3 to 7 of the Company's 1999 Annual Report to Shareholders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information appearing under the caption "Market Risk Disclosure" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 6 of the Company's 1999 Annual Report to Shareholders.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to pages 8 to 22 of the Company's 1999 Annual Report to Shareholders. The unaudited quarterly results of operations are incorporated by reference to page 23 of the Company's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their respective ages as of June 30, 1999 are as follows:

                        Name                             Age                           Position(s)
                        ----                             ---                           -----------

Alex Chi-Ming Hui                                        42       Chief Executive Officer, President and Chairman of
                                                                  the Board of Directors
Chi-Hung (John) Hui, Ph.D.(1)                            44       Vice President, Technology and Director
Patrick B. Brennan                                       61       Vice President, Finance and Administration
Tat C. Choi, Ph.D.                                       44       Vice President, Design Engineering
Mark Downing                                             39       Vice President, Marketing
Daniel W. Wark                                           43       Vice President, Operations
John K. Stahl                                            52       Vice President, Sales
Hau L. Lee, Ph.D. (1)                                    46       Director
Millard (Mel) Phelps (1)                                 71       Director
Tay Thiam Song  (2)                                      44       Director
Jeffery Young  (2)                                       50       Director

____________

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

Alex Chi-Ming Hui has been Chief Executive Officer, President and a member of the Board of Directors of the Company since its inception in June 1990, and was elected Chairman of the Board of Directors of the Company in July 1999. From August 1982 to May 1990, Mr. Hui was employed by LSI Logic Corporation, most recently as its Director of Advanced Development. From August 1980 to July 1982, Mr. Hui was a member of the technical staff of Hewlett-Packard Company. Mr. Hui holds a B.S.E.E. from the Massachusetts Institute of Technology and an M.S.E.E. from the University of California at Los Angeles.

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

Tat C. Choi, Ph.D., joined the Company in April 1998 as Vice President, Design Engineering. From September 1996 to March 1998, Dr. Choi was employed by Anacor, Inc., an engineering design service consulting firm that he founded. Prior to working at Anacor, Inc. Dr. Choi was employed by Chrontel, Inc. most recently as its Vice President, Engineering from September 1989 to August 1996. Dr. Choi was employed by Advanced Micro Devices from February 1983 to August 1989 as a Senior Member of

Technical Staff. Dr. Choi holds a B.S. and M.S. in Electrical Engineering from the University of Minnesota and a Ph.D. in EECS from the University of California at Berkeley.

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

John K. Stahl has been the Vice President, Sales of the Company since May 1999. From March 1998 to February 1999, Mr. Stahl was employed by Micro Linear Corporation as Vice President of Worldwide Sales, and from January 1990 to December 1997 he was employed by Raytheon Semiconductor, most recently as Vice President of Worldwide Sales. Prior to Raytheon Mr. Stahl held various sales positions with Signetics, NEC Electronics, Applied Microcircuits Corporation, Gain Electronics, and Texas Instruments. Mr. Stahl holds a B.S. in Math from the University of Kentucky and an MBA from Florida Atlantic University.

Hau L. Lee, Ph.D, has been a member of the Board of Directors since July 1999. From February 1997 through the present Dr. Lee has been Kleiner Perkins, Mayfield, Sequoia Capital Professor in the Department of Industrial Engineering and Engineering Management and from September 1998 through the present has been Professor of Operations, Information and Technology Management at the Graduate School of Business at Stanford University. From September 1992 through the present he has been Professor of Industrial Engineering and Engineering Management at Stanford University. He is the founding and current director of the Stanford Global Supply Chain Management Forum, and has consulted extensively for companies such as Hewlett Packard, Sun Microsystems, IBM, Xilinx Corporation, Motorola, and Andersen Consulting. Dr. Lee is a graduate of the University of Hong Kong and earned his M.S. in Operational Research from the London School of Economics and his M.S. and Ph.D. degrees in Operations Research from the Wharton School at the University of Pennsylvania.

Millard (Mel) Phelps has been a member of the Board of Directors since July 1999. Mr. Phelps is a retired advisory director of Hambrecht and Quist (H&Q), a position he held from September 1994 to July 1997. Prior to joining H&Q in 1984 as a Principal in the firm and Senior Semiconductor Analyst, Mr. Phelps spent 23-years in the semiconductor industry in various management and corporate officer positions. Mr. Phelps is currently serving as a Director of Trident Microsystems and is also a director of four privately held companies. Mr. Phelps holds a BSEE degree with honors from Case Reserve University.

Tay Thiam Song has been a member of the Board of Directors since June 1992. Mr. Tay resides in Singapore, and, since 1985, has been serving as the Executive Director of various companies in Singapore and Malaysia, including Daiman Group (a Malaysian public company) and Chye Seng Tannery (Pte) Ltd. Mr. Tay holds a B.A. in Accounting from the North East London Polytechnic University.

Jeffrey Young has been a member of the Board of Directors since August 1995. Since 1988, Mr. Young has been a resident of Singapore and from 1990 to the present has served as the Executive Director of Daiman Roof Tiles Sdn. Bhd., a subsidiary of the Daiman Group, and from 1989 to the present as a Director of

Great Wall Brick Work Sdn. Bhd., and from 1993 to the present as a Director of Daiman Singapore (Pte) Ltd., and has been a Director of Daiman Investments (Australia) Pty. Ltd. from 1993 to the present. Mr. Young holds a B.S. from the Electronic College of Canton, People's Republic of China.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 14, 1999, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

     (a)     The following documents are filed as part of this report:

             (1)  Financial Statements

          The following financial statements of Pericom Semiconductor Corporation are incorporated by reference to pages 8 to 22 of the Company's 1999 Annual Report to Shareholders:

          Independent Auditors' Report
          Balance Sheets - June 30, 1999 and 1998
          Statements of Income - Years Ended June 30, 1999, 1998 and 1997 Statements of Shareholders' Equity and Comprehensive Income - Years
            Ended June 30, 1999, 1998 and 1997
          Statements of Cash Flows - Years Ended June 30, 1999, 1998 and 1997 Notes to Financial Statements

             (2)  Financial Statement Schedules

          The following financial statement schedule of the Registrant is filed as part of this report.

          Schedule II  Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3)  Exhibits


       3.2   Restated Articles of Incorporation of the Registrant (1)
       3.3   Amended and Restated Bylaws  of the Registrant
      10.1   Registrant's 1990 Stock Option Plan, including Forms of Agreements thereunder (1)
      10.2   Registrant's 1995 Stock Option Plan, including Forms of Agreements thereunder (1)
      10.3   Registrant's 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (1)
      10.4   Lease, dated November 29, 1993, by and between Orchard Investment Company Number
             510 as Landlord and Registrant as Tenant, as amended (1)
      10.5   Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty
             Corporation as Landlord and Registrant as Tenant
     10.10   Second Amended Investors Rights Agreement, dated July 21, 1993, by and among the
             Registrant and the holders of Series A, Series B, and Series C Preferred Stock (1)
     10.11   Form of Indemnification Agreement (1)
     10.12   Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (1)
      13.1   1999 Annual Report to Shareholders
      23.1   Consent of Independent Auditors
      27.1   Financial Data Schedule for the Year Ended June 30, 1999

             (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 333-35327, in which the exhibit bears the same number.

     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 1999.

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

                           PERICOM SEMICONDUCTOR CORPORATION


                           By: /s/   ALEX C. HUI
                              --------------------------------------------------
                                                  Alex C. Hui
                                  Chief Executive Office, President and Chairman
                                            of the Board of Directors



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                    Title                                     Date
            ---------                                    -----                                     -----


       /s/    ALEX C. HUI           Chief Executive Officer, President and                     October 1, 1999
---------------------------------   Chairman of the Board of Directors
              Alex C. Hui           (Principal Executive Officer)


/s/   PATRICK B. BRENNAN            Vice President, Finance & Administration                   October 1, 1999
---------------------------------   (Principal Financial Officer and Accounting
   Patrick B. Brennan               Officer)


/s/   JOHN CHI-HUNG HUI             Vice President, Technology and Director                    October 1, 1999
---------------------------------
      John Chi-Hung Hui

/s/   JEFFREY YOUNG                 Director                                                   October 1, 1999
---------------------------------
      Jeffrey Young

/s/   TAY THIAM SONG                Director                                                   October 1, 1999
---------------------------------
      Tay Thiam Song

/s/   MILLARD PHELPS                Director                                                   October 1, 1999
---------------------------------
      Millard Phelps

/s/   HAU L LEE.                    Director                                                   October 1, 1999
---------------------------------
      Hau L. Lee

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Pericom Semiconductor Corporation as of June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999 and have issued our report thereon dated July 23, 1999; such financial statements and report are incorporated by reference in this 1999 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pericom Semiconductor Corporation, listed in Item 14(a)(2). Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
July 23, 1999

Schedule II

                       PERICOM SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                          Balance at               Charged to                               Balance at
                                           Beginning               Costs and                                  End of
                                           Of Period                Expenses            Deductions            Period
                                          -----------             -----------          ------------          ---------
Accounts receivable allowances
June 30,
          1999                                  $1,559                 $1,011                 ---             $2,570
          1998                                   1,198                    401                  40              1,559
          1997                                   1,605                     19                 426              1,198