Form 10-Q
period 1999-10-02
PERICOM SEMICONDUCTOR CORP
filed 1999-11-15
CIK 1001426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999

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

Yes [X]  No [ ]


The number of outstanding shares of the Registrant's Common Stock as of October 22, 1999 was 9,680,175.

                       Pericom Semiconductor Corporation

                Form 10-Q for the Quarter Ended October 2, 1999

                                     INDEX

PART I.  FINANCIAL INFORMATION                                     Page
                                                                   ----

    Item 1:   Financial Statements

     Condensed Balance Sheets as of
     September 30, 1999 and June 30, 1999                            3

     Condensed Statements of Income
     for the three months ended
     September 30, 1999 and September 30, 1998                       4

     Condensed Statements of Cash Flows
     for the three months ended
     September 30, 1999 and September 30, 1998                       5

     Notes to Condensed Financial Statements                         6

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9

     Item 3:  Quantitative and Qualitative Disclosures about
              Market Risk                                           19

PART II.  OTHER INFORMATION


     Item 6:  Exhibits and Reports on Form 8-K                      20

     Signatures                                                     21

                          PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                    September 30,           June 30,
                                                                                        1999                1999(1)
                                                                                       -------             --------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                               $ 9,005             $  8,328
     Short-term investments                                                              18,038               17,397
     Accounts receivable:
          Trade (net of allowances of $3,020, and $2,570)                                10,955                9,719
          Other receivables                                                                 358                  346
     Inventories                                                                         10,794                9,835
     Prepaid expenses and other current assets                                              424                  582
     Deferred income taxes                                                                  356                  356
                                                                                   --------------------------------------
                Total current assets                                                     49,930               46,563
Property and equipment - net                                                              7,243                6,509
Investment in and advances to investee                                                    2,925                2,611
Other assets                                                                                359                  242
                                                                                   --------------------------------------
               Total                                                                    $60,457             $ 55,925
                                                                                   ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 7,744             $  7,295
     Accrued liabilities                                                                  1,752                1,604
     Income taxes payable                                                                 1,262                   22
                                                                                   --------------------------------------
               Total current liabilities                                                 10,758                8,921
Deferred income taxes                                                                       624                  624
Shareholders' equity:
     Common stock                                                                        26,172               25,600
     Accumulted other comprehensive loss                                                    (37)                 (33)
     Retained earnings                                                                   22,940               20,813
                                                                                   --------------------------------------
               Total shareholders' equity                                                49,075               46,380
                                                                                   --------------------------------------
               Total                                                                    $60,457             $ 55,925
                                                                                   ======================================

(1) Derived from the June 30, 1999 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                              ---------------------------
                                                                                                  1999             1998
                                                                                                -------          -------
Net revenues                                                                                    $17,625          $14,547
Cost of revenues                                                                                 10,233            8,968
                                                                                              ---------------------------
     Gross profit                                                                                 7,392            5,579
                                                                                              ---------------------------
Operating expenses:
     Research and development                                                                     1,619            1,355
     Selling, general and administrative                                                          2,504            2,095
                                                                                              ---------------------------
          Total                                                                                   4,123            3,450
                                                                                              ---------------------------
Income from operations                                                                            3,269            2,129
Equity in net loss of investee                                                                      (84)             (75)
Interest income                                                                                     361              343
                                                                                              ---------------------------
Income before income taxes                                                                        3,546            2,397
Provision for income taxes                                                                        1,419              815
                                                                                              ---------------------------
Net income                                                                                      $ 2,127          $ 1,582
                                                                                              ===========================
Basic earnings per share                                                                        $  0.22          $  0.17
                                                                                              ===========================
Diluted earnings per share                                                                      $  0.20          $  0.16
                                                                                              ===========================
Shares used in computing basic earnings per share                                                 9,611            9,311
                                                                                              ===========================
Shares used in computing diluted earnings per share                                              10,820            9,967
                                                                                              ===========================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                  1999              1998
                                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 2,127          $ 1,582
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                  499              347
     Equity in net loss of joint venture                             84               75
     Changes in assets and liabilities:
          Accounts receivable                                    (1,248)          (2,817)
          Inventories                                              (959)             287
          Prepaid expenses and other current assets                 157             (225)
          Accounts payable                                          449              516
          Accrued liabilities                                       148             (597)
          Income taxes payable                                    1,240              659
                                                               ----------------------------
Net cash provided by (used in) operating activities               2,497             (173)
                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                    (1,233)            (554)
          Purchase of short-term investments                     (3,545)          (2,234)
          Maturities of short-term investments                    2,900            2,256
          Increase in other assets                                 (116)              (1)
          Advances to investee                                     (398)            (358)
                                                               ----------------------------
Net cash used for investing activities                           (2,392)            (891)
                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                      572              168
                                                               ----------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     677             (896)
CASH AND EQUIVALENTS:
          Beginning of period                                     8,328            8,773
                                                               ----------------------------
          End of period                                         $ 9,005          $ 7,877
                                                               ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                          $   178          $   156
                                                               ============================


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. Fiscal year 1999 ended on July 3, 1999. The three-month periods in fiscal years 1999 and 1998 ended on October 2, 1999 and September 26, 1998, respectively.

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

Basic and diluted earnings per share for the three-month periods ended September 30, 1999 and September 30, 1998 are computed as follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                         1999           1998
                                                                      -------         ------

Net income                                                            $ 2,127         $1,582
                                                                   ==========================
Computation of common shares outstanding - basic earnings
 per share:
          Weighted average shares of common stock                       9,611          9,311
                                                                   --------------------------
Shares used in computing basic earnings per share                       9,611          9,311
                                                                   ==========================

Basic earnings per share                                              $  0.22         $ 0.17
                                                                   ==========================

Computation of common shares outstanding - diluted earnings
 per share:
          Weighted average shares of common stock                       9,611          9,311
          Dilutive options using the treasury stock method              1,209            656
                                                                   --------------------------
Shares used in computing diluted earnings per share                    10,820          9,967
                                                                   ==========================
Diluted earnings per share                                            $  0.20         $ 0.16
                                                                   ==========================

3. Inventories

Inventories consist of (in thousands):

                                                              September 30,         June 30,
                                                                  1999                1999
                                                               ---------            --------

Finished goods                                                 $ 2,324              $2,620
Work in process                                                  6,775               5,972
Raw materials                                                    1,695               1,243
                                                             ---------------------------------
                                                               $10,794              $9,835
                                                             =================================

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                                              September 30,         June 30,
                                                                  1999                1999
                                                                ------              ------

Accrued compensation                                            $1,071              $  908
External sales representative commissions                          570                 572
Other accrued expenses                                             111                 124
                                                           ----------------------------------
                                                                $1,752              $1,604
                                                           ==================================

5. Industry and Segment Information

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. SFAS no. 131 differs from accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, the Company operates in one reportable segment: The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

6. Comprehensive Income

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended September 30, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                            --------------------------------
                                                                  1999             1998
                                                            ----------------   -------------
Net income                                                           $2,127           $1,582
Unrealized loss on investment                                            (4)             ---
                                                            --------------------------------
Comprehensive income                                                 $2,123           $1,582
                                                            =================================

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

This Quarterly Report to Shareholders includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company's tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company's exposure to interest rate risk; the Company's costs, liabilities, exposure, and plans related to the Year 2000 problem; the Company's ability to mitigate risks associated with the Year 2000 problem; future economic conditions or performance; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the Company's Form 10-K under the heading "Factors That May Affect Future Results", in (i) this Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly under the subheading "Additional Factors that May Affect Results", and (ii) Note 1 to the Notes to Condensed Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                                    Three Months Ended
                                                                       September 30,
                                                            ---------------------------------
                                                                   1999             1998
                                                                  -----            -----

Net revenues                                                      100.0%           100.0%
Cost of revenues                                                   58.1%            61.6%
                                                            ---------------------------------
     Gross profit                                                  41.9%            38.4%
                                                            ---------------------------------
Operating expenses:
     Research and development                                       9.2%             9.3%
     Selling, general and administrative                           14.2%            14.4%
                                                            ---------------------------------
          Total                                                    23.4%            23.7%
                                                            ---------------------------------
Income from operations                                             18.5%            14.7%
Other income, net                                                   1.6%             1.8%
                                                            ---------------------------------
Income before income taxes                                         20.1%            16.5%
Provision for income taxes                                          8.0%             5.6%
                                                            ---------------------------------
Net income                                                         12.1%            10.9%
                                                            =================================


Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 21% from $14.5 million for the quarter ended September 30, 1998 to $17.6 million for the quarter ended September 30, 1999. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 52% for the first quarter of fiscal 1999 to 58% for the first quarter of fiscal 2000. Sales to one customer, an international distributor, accounted for approximately 14% of net revenues in the first quarter of fiscal 2000 and 16% of net revenues for the comparable quarter in fiscal 1999.

Gross Profit

Gross profit increased 32% from $5.6 million for the quarter ended September 30, 1998 to $7.4 million for the corresponding quarter ended September 30, 1999. Gross profit as a percentage of net revenues, or gross margin, increased from 38.4% in the first quarter of fiscal 1999 to 41.9% in the first quarter of fiscal 2000. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in the Company's various product lines.

Research and Development

Research and development expenses increased 19.5% from $1.4 million for the quarter ended September 30, 1998 to $1.6 million for the corresponding quarter ended September 30, 1999, but decreased slightly as a percentage of net revenues from 9.3% to 9.2%. The increase in expense was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 19.5% from $2.1 million for the quarter ended September 30, 1998 to $2.5 million for the corresponding quarter ended September 30, 1999, but decreased as a percentage of net revenues from 14.4% to 14.2%.
The increase in expense was attributable to increased staffing levels, particularly in sales and marketing and the addition of a sales office in Japan. The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net remained relatively flat, increasing from $268,000 for the quarter ended September 30, 1998 to $277,000 for the corresponding quarter ended September 30, 1999. The Company's share of the net losses of PTI increased from $75,000 to $84,000 and interest income rose from $343,000 to $361,000 for the quarters ending September 30, 1998 and September 30, 1999, respectively.

Provision for Income Taxes

The provision for income taxes increased from $815,000 for the quarter ended September 30, 1998 to $1,419,000 for the corresponding quarter ended September 30, 1999. The effective tax rate of 40% in the current years first quarter is up from 34% used in the comparable period last year. This is due to the increase in taxable income, and the expiration of the research and development tax credit which caused the effective rate to rise. The research and development tax credit has since been extended and the Company will be adjusting the tax rate downward in future periods to an expected overall 36% rate for the current year. The provision for income taxes differed from the federal statutory rate also due to state income taxes.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable growth. During the first three months of fiscal 1998 and 1999, operating activities used $0.2 million and generated $2.5 million of cash, respectively.

Net cash used for investing activities increased from $0.9 million for the three months ended September 30, 1998 to $2.4 million for the comparable period in fiscal 1999. The Company made capital expenditures of approximately $0.6 million during the first three months of fiscal 1998 compared with $1.2 million in the comparable period of fiscal 1999, and also increased net purchases of short-term investments by $0.6 million during the current year compared to the same period last year.

As of September 30, 1999, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of approximately $27.0 million. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

Year 2000 Disclosure

The Company is aware of the issues associated with the programming code in existing computer systems as Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has been working to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The Company is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation has been less than $100,000 and expects total costs incurred to not exceed this amount. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, these costs could increase and the Company's financial condition, results of operations, or cash flows could be materially adversely affected.

INFORMATION SYSTEMS. The Company began the installation of an enterprise wide ERP system that was required to meet Pericom's business needs in late fiscal 1997. The enterprise wide system purchased by the Company includes many important functional improvements necessary for Pericom to be a competitive semiconductor manufacturing company and is Year 2000 compliant. The Company has not allocated a portion of the total project cost to the Year 2000 issue. The Company believes that the incremental cost associated with Year 2000 compliance is not material, as this feature is included in the enterprise wide system purchased by the Company to satisfy business needs. The Company believes that substantially all of its systems, including the new enterprise wide system, are Year 2000 compliant.

PRODUCTS. The Company currently believes that it has no significant exposure to contingencies directly related to the Year 2000 issue for products it has sold or is currently selling.

OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date has not uncovered any material issues.

SUPPLIERS. The Company has contacted its critical suppliers to determine whether their operations, products and services are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of suppliers. However, such failures remain a possibility and could have a material impact on the Company's financial condition, results of operations, or cash flows.

CUSTOMERS. The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs.

GENERAL. The Company does not currently expect its costs associated with the Year 2000 problem to be material, and expects to be able to fund these costs through operating cash flows. However, the risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. These consequences could include increased remediation expenses, delays in product shipments, a decline in revenue and exposure to litigation related to any Year 2000 related failures.

As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, and test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company has and plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company.

The Company believes that substantially all of its systems, including the new enterprise wide system, are Year 2000 compliant and therefore has no contingency plans. Under the worst case scenario, if the Company is wrong in its beliefs about the Year 2000 readiness of its systems, it could have an adverse effect on the Company's financial condition, results of operations, or cash flows. Further, the Company could be materially and adversely impacted by widespread economic or financial market disruption, or by Year 2000 computer system failures at third parties with which it has relationships.


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

Dependence on Independent Wafer Foundries

In fiscal 1996, 1997 and 1998 approximately 90% of the wafers for the Company's semiconductor products were manufactured by Chartered Semiconductor Manufacturing Ltd ("Chartered"). The remainder of the Company's wafers were manufactured by Austria Mikro Systems International AG ("AMS"), LG Semicon America, Inc. ("LG"), NJR Corporation ("NJRC"), and Taiwan Semiconductor Manufacturing Company, Ltd ("TSMC"). In fiscal 1999, approximately 85% of the Company's wafers were purchased from Chartered. The Company's reliance on independent wafer suppliers to fabricate its wafers at their production facilities subjects the Company to such possible risks as potential lack of adequate capacity and available manufactured products, lack of control over delivery schedules and the risk of events limiting production and reducing yields, such as fires or other damage to production facilities or technical difficulties. Although, to date, the Company has not experienced any material delays in obtaining an adequate supply of wafers, there can be no assurance that the Company will not experience delays in the future. Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet the Company's needs in a timely manner or in needed quantities would delay production and product shipments and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Each of Chartered, TSMC, AMS, LG and NJRC is located outside the United States, which exposes the Company to risks associated with international business operations, including foreign governmental regulations, currency fluctuations, reduced protection for intellectual property, changes in political conditions, disruptions or delays in shipments and changes in economic conditions in the countries where these foundries are located, each of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company has relied in the past and continues to rely upon its relationships with manufacturers of high-performance systems for insights into product development strategies for emerging system requirements. The Company believes it will rely on these relationships more in the future as the Company focuses on the development and production of application specific standard products. The Company generally incorporates its new products into a customer's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will depend in large part on the ultimate success of the customer's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues. To the extent the Company cannot develop or maintain such relationships, its ability to develop well-accepted new products may be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Products" and "Business - Research and Development."

Customer Concentration

A relatively small number of customers and distributors has accounted for a significant portion of the Company's net revenues in each of the past several fiscal years and the Company expects this trend to continue for the foreseeable future. In fiscal 1999, sales to one distributor accounted for approximately 14% of the Company's net revenues, and sales to the Company's top five customers and distributors accounted for approximately 36% of net revenues. One customer, an international distributor that in turn ships to multiple customers, accounted for 14% of net revenues during the first three months of fiscal 2000 and sales to the Company's top five customers and distributors accounted for approximately 41% of net revenues for the first three months of fiscal 2000. The Company does not have long-term purchase agreements with any of its customers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's large customers, or a reduction in the volume of orders placed by any of such customers, could materially and adversely affect the Company's business, financial condition and results of operations. See "-- Limited Operating History; Potential Fluctuations in Operating Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company believes that its future success will depend on its ability to continue to improve and develop its products and processes. Unlike the Company, many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such competitors with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as those of the Company may be able to manufacture and sell competitive products at lower prices. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's business and results of operations. As is typical in the semiconductor industry, competitors of the Company have developed and marketed products having functionality similar or identical to the Company's products, and the Company expects this trend to continue in the future. To the extent the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company is likely to experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors and other system devices, including application specific integrated circuits ("ASICs") that have been and may be developed for particular systems. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for the Company's products in particular applications. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations. Competitive pressures could also reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could materially and adversely affect the Company's business, financial condition and results of operations. See "-- Dependence on Independent Wafer Foundries," and "-- Dependence on Single or Limited Source Assembly Subcontractors."

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

Semiconductor Industry Risks

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, characterized by diminished product demand, accelerated erosion of selling prices, overcapacity and rapidly changing technology and evolving industry standards. Accordingly, the Company may in the future experience substantial period-to-period fluctuations in business and results of operations due to general semiconductor industry conditions, overall economic conditions or other factors. The Company's business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance on Distributors; Product Returns

Sales through domestic and international distributors represented 36%, 49% and 57% of the Company's net revenues in fiscal 1997, 1998 and 1999, respectively. During the first three months of fiscal 2000 sales through domestic and international distributors represented 58% of net revenues. The Company's distributors are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and can discontinue selling the Company's products at any time. The Company recognizes revenue and related gross profit from sales of products through distributors when shipped. Domestic distributors are generally permitted a return allowance of 10% of their net purchases every six months. Although the Company believes that, to date, it has provided adequate allowances for exchanges, returns, price protection and other concessions and, to date, amounts incurred have not been material, there can be no assurance that actual amounts incurred will not exceed the Company's allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions. The Company's distributors typically offer competing products. The loss of one or more distributors, or the decision by one of the distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

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

Patents and Proprietary Rights

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering its products and development and testing tools. In the United States, the Company holds seventeen patents covering certain aspects of its product designs and has ten additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key elements of the Company's business. There can be no assurance that any additional patents will be issued to the Company or that the Company's patents or other intellectual property will provide meaningful protection from competition. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can consume significant financial and management resources. In addition to the foregoing, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its business, financial condition and results of operations.

The process technology used by the Company's independent foundries, including process technology that the Company has developed with its foundries, can generally be used by such foundries to produce their own products or to manufacture products for other companies, including the Company's competitors. In addition, the Company does not generally have the right to implement the process technology used to manufacture its products with foundries other than the foundry with which it has developed such process technology. See "Business - -Intellectual Property."

Risks of International Sales

Sales outside of the United States accounted for approximately 37%, 45%, 48% and 46% of the Company's net revenues in fiscal 1997, 1998, 1999 and the first three months of fiscal 2000, respectively. The Company expects that export sales will continue to represent a significant portion of net revenues. The Company intends to expand its operations outside of the United States, which will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, and there can be no assurance that the Company will not be materially and adversely affected by fluctuating exchange rates. There can be no assurance that regulatory, geopolitical and other factors will not materially and adversely affect the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices. See "Business -- Customers" and "Business -- Sales and Marketing."

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $18.0 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 1999, the decline in the fair value of the portfolio would not have a material effect on the Company's results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits

              Exhibit 27.1 - Financial Data Schedule


         b.   Reports on Form 8-K.

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  November 12, 1999              By: /s/ Alex Hui
                                          ------------
                                          Alex Hui
                                          Chief Executive Officer



Date:  November 12, 1999               By: /s/ Patrick B. Brennan
                                          ----------------------
                                          Patrick B. Brennan
                                          Chief Financial Officer
                                          (Chief Accounting Officer)