Form 10-Q
period 2000-01-01
PERICOM SEMICONDUCTOR CORP
filed 2000-02-14
CIK 1001426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

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

Yes  X   No


The number of outstanding shares of the Registrant's Common Stock as of January 31, 2000 was 9,680,175.

                        Pericom Semiconductor Corporation

                 Form 10-Q for the Quarter Ended January 1, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
         Item 1:  Financial Statements

                  Condensed Balance Sheets as of
                  December 31, 1999 and June 30, 1999                       3

                  Condensed Statements of Income
                  for the three months and six months ended
                  December 31, 1999 and December 31, 1998                   4

                  Condensed Statements of Cash Flows
                  for the six months ended
                  December 31, 1999 and December 31, 1998                   5

                  Notes to Condensed Financial Statements                   6

         Item 2:  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        9

         Item 3:  Quantitative and Qualitative Disclosures about
                  Market Risk                                              21



PART II.  OTHER INFORMATION

         Item 4:  Submission of Matters to Vote of Security Holders        22

         Item 6:  Exhibits and Reports on Form 8-K                         22

         Signatures                                                        23


                          PART I. FINANCIAL INFORMATION
                          Item 1: Financial Statements

                        Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)

                                                            December 31,  June 30,
                                                               1999       1999 (1)
                                                            ------------ ---------
                                                             (Unaudited)
                                     ASSETS
Current assets:
     Cash and equivalents                                    $  8,810    $  8,328
     Short-term investments                                    18,239      17,397
     Accounts receivable:
          Trade (net of allowances of $3,730, and $2,570)      11,519       9,719
          Other receivables                                       337         346
     Inventories                                               13,340       9,835
     Prepaid expenses and other current assets                    332         582
     Deferred income taxes                                        356         356
                                                             --------    --------
                Total current assets                           52,933      46,563
Property and equipment - net                                    7,585       6,509
Investment in and advances to investee                          3,219       2,611
Other assets                                                      340         242
                                                             --------    --------
               Total                                         $ 64,077    $ 55,925
                                                             ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $  8,667    $  7,295
     Accrued liabilities                                        1,779       1,604
     Income taxes payable                                       1,090          22
                                                             --------    --------
               Total current liabilities                       11,536       8,921
Deferred income taxes                                             624         624
Shareholders' equity:
     Common stock                                              26,449      25,600
Accumulated other comprehensive loss   (88)   (33)
     Retained earnings                                         25,556      20,813
                                                             --------    --------
               Total shareholders' equity                      51,917      46,380
                                                             --------    --------
               Total                                         $ 64,077    $ 55,925
                                                             ========    ========


(1) Derived from the June 30, 1999 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended      Six Months Ended
                                                           December 31           December 31,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Net revenues                                          $ 20,009    $ 14,510    $ 37,634    $ 29,057
Cost of revenues                                        11,581       8,634      21,814      17,602
                                                      --------    --------    --------    --------
     Gross profit                                        8,428       5,876      15,820      11,455
                                                      --------    --------    --------    --------
Operating expenses:
     Research and development                            1,874       1,455       3,493       2,810
     Selling, general and administrative                 2,768       2,292       5,272       4,387
                                                      --------    --------    --------    --------
          Total                                          4,642       3,747       8,765       7,197
                                                      --------    --------    --------    --------
Income from operations                                   3,786       2,129       7,055       4,258
Equity in net loss of investee                             (84)        (78)       (168)       (153)
Interest income                                            387         376         748         719
                                                      --------    --------    --------    --------
Income before income taxes                               4,089       2,427       7,635       4,824
Provision for income taxes                               1,472         825       2,891       1,640
Net income                                            $  2,617    $  1,602    $  4,744    $  3,184
                                                      ========    ========    ========    ========
Basic earnings per share                              $   0.27    $   0.17    $   0.49    $   0.34
                                                      ========    ========    ========    ========
Diluted earnings per share                            $   0.24    $   0.16    $   0.43    $   0.32
                                                      ========    ========    ========    ========
Shares used in computing basic earnings per share        9,715       9,355       9,663       9,333
                                                      ========    ========    ========    ========
Shares used in computing diluted earnings per share     11,028      10,193      10,294      10,080
                                                      ========    ========    ========    ========

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          Six Months Ended
                                                            December 31,
                                                        ----------------------
                                                           1999          1998
                                                        ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  4,744      $  3,184
Adjustments to reconcile net income to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                         1,097           724
     Equity in net loss of joint venture                     168           153
     Changes in assets and liabilities:
          Accounts receivable                             (1,791)       (1,903)
          Inventories                                     (3,505)          273
          Prepaid expenses and other current assets          251          (341)
          Accounts payable                                 1,373          (574)
          Accrued liabilities                                174          (233)
          Income taxes payable                             1,068           142
                                                        --------      --------
Net cash provided by (used in) operating activities        3,579         1,425
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment             (2,173)         (930)
          Purchase of short-term investments              (5,299)      (11,507)
          Maturities of short-term investments             4,400        11,532
          Increase in other assets                           (98)           (8)
          Advances to investee                              (776)         (777)
                                                        --------      --------
Net cash used for investing activities                    (3,946)       (1,690)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                               849           316
                                                        --------      --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              482            51
CASH AND EQUIVALENTS:
          Beginning of period                              8,328         8,773
                                                        --------      --------
          End of period                                 $  8,810      $  8,824
                                                        ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                  $    870      $  1,498
                                                        ========      ========

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of December 31, 1999 and the results of operations and cash flows for the three and six-month periods ended December 31, 1999 and 1998. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. Fiscal year 1999 ended on July 3, 1999. The three and six-month periods in fiscal years 2000 and 1999 ended on January 1, 2000 and December 26, 1998, respectively.

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

Basic and diluted earnings per share for the three and six-month periods ended December 31, 1999 and December 31, 1998 are computed as follows:

                                                                          Three Months Ended    Six Months Ended
                                                                              December 31,         December 31,
                                                                             1999      1998      1999      1998
                                                                           -------   -------   -------   -------

  Net income                                                               $ 2,617   $ 1,602   $ 4,744   $,3,184
                                                                           =======   =======   =======   =======
  Computation of common shares outstanding - basic earnings per share:
            Weighted average shares of common stock                          9,715     9,355     9,663     9,333

                                                                           -------   -------   -------   -------
  Shares used in computing basic earnings per share                          9,715     9,355     9,663     9,333
                                                                           =======   =======   =======   =======

  Basic earnings per share                                                 $  0.27   $  0.17   $  0.49   $  0.34
                                                                           =======   =======   =======   =======

  Computation of common shares outstanding - diluted earnings per share:
            Weighted average shares of common stock                          9,715     9,355     9,663     9,333
            Dilutive options using the treasury stock method                 1,313       838     1,261       747

                                                                           -------   -------   -------   -------
  Shares used in computing diluted earnings per share                       11,028    10,193    10,924    10,080
                                                                           =======   =======   =======   =======

  Diluted earnings per share                                               $  0.24   $  0.16   $  0.43   $  0.32
                                                                           =======   =======   =======   =======

3. Inventories

Inventories consist of (in thousands):

                                  December 31,        June 30,
                                     1999              1999
                                  ------------       ---------
  Finished goods                  $ 3,078            $ 2,620
  Work in process                   7,688              5,972
  Raw materials                     2,574              1,243
                                  -------            -------
                                  $13,340            $ 9,835
                                  =======            =======

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                                           December 31,       June 30,
                                                              1999             1999
                                                              ----             ----

Accrued compensation                                         $1,036          $  908
External sales representative commissions                       580             572
Other accrued expenses                                          163             124
                                                             ------          ------
                                                             $1,779          $1,604
                                                             ======          ======

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

6. Comprehensive Income

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six-month periods ended December 31, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                     Three Months Ended          Six Months Ended
                                        December 31,                December 31,
                                   ---------------------      ---------------------
                                      1999          1998         1999          1998
                                   -------       -------      -------       -------
Net income                         $ 2,617       $ 1,602      $ 4,744       $ 3,184
Unrealized loss on investment          (52)         --            (55)
                                   -------       -------      -------       -------
Comprehensive income               $ 2,565       $ 1,602      $ 4,689       $ 3,184
                                   =======       =======      =======       =======

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

This Quarterly Report to Shareholders includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company's tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company's exposure to interest rate risk; the potential for ongoing costs, liabilities, and exposure related to the Year 2000 problem; future economic conditions or performance; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in the Company's Form 10-K under the heading "Factors That May Affect Future Results", in (i) this Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly under the subheading "Additional Factors that May Affect Operating Results", and (ii) Note 1 to the Notes to Condensed Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                                Three Months Ended       Six Months Ended
                                                  December 31,             December 31,
                                                ------------------      -----------------
                                                 1999        1998        1999       1998
                                                ------      ------      ------     ------

Net revenues                                    100.0%      100.0%      100.0%      100.0%
Cost of revenues                                 57.9%       59.5%       58.0%       60.6%
                                                -----       -----       -----       -----
     Gross profit                                42.1%       40.5%       42.0%       39.4%
                                                -----       -----       -----       -----
Operating expenses:
     Research and development                     9.4%       10.0%        9.3%        9.7%
     Selling, general and administrative         13.8%       15.8%       14.0%       15.1%
                                                -----       -----       -----       -----
          Total                                  23.2%       25.8%       23.3%       24.8%
                                                -----       -----       -----       -----
Income from operations                           18.9%       14.7%       18.7%       14.7%
Other income, net                                 1.5%        2.0%        1.5%        1.9%
                                                -----       -----       -----       -----
Income before income taxes                       20.4%       16.7%       20.3%       16.6%
Provision for income taxes                        7.3%        5.7%        7.7%        5.6%
                                                -----       -----       -----       -----
Net income                                       13.1%       11.0%       12.6%       11.0%
                                                =====       =====       =====       =====


Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 38% from $14.5 million for the quarter ended December 31, 1998 to $20.0 million for the quarter ended December 31, 1999. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues rose from 59% for the second quarter of fiscal 1999 to 64% for the second quarter of fiscal 2000. Sales to Techmosa, an international distributor, accounted for approximately 16% of net revenues in the first quarter of fiscal 2000 and 13% of net revenues for the same customer in the comparable quarter in fiscal 1999.

Net revenues increased 29.5% from $29.1 million for the six-month period ended December 31, 1998 to $37.6 million for the six-month period ended December 31, 1999. The increase in net revenues is attributable to the overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, partially offset by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues increased to 61.4% in the first half of fiscal 2000 from 55.2% in the comparable period in fiscal 1999. Sales to Techmosa, an international distributor, accounted for approximately 15% of net revenues in the first half of both fiscal 1999 and fiscal 2000.

Gross Profit

Gross profit increased 43% from $5.9 million for the quarter ended December 31, 1998 to $8.4 million for the corresponding quarter ended December 31, 1999. Gross profit as a percentage of net revenues, or gross margin, increased from 40.5% in the second quarter of fiscal 1999 to 42.1% in the second quarter of fiscal 2000. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in the Company's various product lines.

Gross profit increased 38.1% from $11.5 million for the six-month period ended December 31, 1998 to $15.8 million for the six-month period ended December 31, 1999. Gross margin for the same six-month periods increased from 39.4% last year to 42.0% this year. These increases are for the same reasons cited in the above analysis of the three-month periods ended December 31, 1999 and 1998.

Research and Development

Research and development expenses increased 28.8% from $1.5 million for the quarter ended December 31, 1998 to $1.9 million for the corresponding quarter ended December 31, 1999, but decreased as a percentage of net revenues from 10.0% to 9.4%. Research and development expenses increased from $2.8 million for the six-month period ended December 31, 1998, to $3.5 million for the six-month period ended December 31, 1999, an increase of 24.3%, but also decreased as a percent of sales from 9.7% to 9.3% for those periods. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff and related infrastructure as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 20.8% from $2.3 million for the quarter ended December 31, 1998 to $2.8 million for the corresponding quarter ended December 31, 1999, but decreased as a percentage of net revenues from 15.8% to 13.8%. Selling, general and administrative expenses increased from $4.4 million for the six-month period ended December 31, 1998, to $5.3 million for the six-month period ended December 31, 1999, an increase of 20.2%, but also decreased as a percent of sales from 15.1% to 14.0% for those periods. The increase in expense in each period was primarily attributable to increased staffing levels, particularly in sales and marketing and increases in commissions due to sales growth.

The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net remained relatively flat, increasing from $298,000 for the quarter ended December 31, 1998 to $303,000 for the corresponding quarter ended December 31, 1999. The Company's share of the net losses of PTI increased from $78,000 to $84,000 and interest income rose from $376,000 to $387,000 for the quarters ending December 31, 1998 and December 31, 1999, respectively. For the six-month period ending December 31, 1998 and December 31, 1999, respectively, other income, net rose slightly from $566,000 to $580,000 as the Company's share of the net losses of PTI increased from $153,000 to $168,000 and interest income rose from $719,000 to $748,000.

Provision for Income Taxes

The provision for income taxes increased from $825,000 for the quarter ended December 31, 1998 to $1,472,000 for the corresponding quarter ended December 31, 1999. The effective tax rate of 36% in the current years second quarter is up from 34% used in the comparable period last year. This is due primarily to the increase in taxable income. For the six-months ending December 31, 1999 and December 31, 1998 the provision for income taxes was $2,891,000 and $1,640,000 and the effective tax rates were 37.9% and 34%, respectively. The effective rate for the six-month period ended December 31, 1999 is higher than the three-month period ended December 31, 1999 because a 40% effective tax rate was used in the first quarter ended September 30, 1999 due to the expiration of the research and development tax credit which caused the effective rate to rise. The research and development tax credit has since been extended and the Company will be using the lower tax rate in future periods to an expected overall 36-37% rate for the current year. The provision for income taxes also differed from the federal statutory rate due to state income taxes.


Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $1.4 million of cash during the first half of fiscal 1999 and $3.6 million of cash during the first half of fiscal 2000.

Net cash used for investing activities increased from $1.7 million for the six months ended December 31, 1998 to $3.9 million for the six months ended December 31, 1999. The Company made capital expenditures of approximately $930,000 during the first six months of fiscal 1999 compared with $2.2 million in the comparable period of fiscal 2000, and also increased net purchases of short-term investments by $924,000 during the first half of the current fiscal year compared to the same period last year.

As of December 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $27.0 million. The Company believes that existing cash balances and cash generated from operations, will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain adequate capital on terms acceptable to it.


Year 2000 Disclosure

The date is now past January 1, 2000 and the Company has not experienced any immediate adverse impact from the transition to the year 2000. However, the Company cannot provide assurance that its suppliers and customers have not or will not be affected in a manner that is not yet apparent. The Company uses software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. This failure may involve significant time and expense, and uncorrected problems could seriously harm the Company's business. In addition, the potential failure of the Company's customers to ensure that their operations are year 2000 compliant could have an adverse effect on them, which in turn could limit their ability to use the Company's products and services or process the Company's invoices in a timely manner. Furthermore, customers or potential customers may delay purchasing the Company's products and services to the extent such customers or potential customers are required to devote resources to resolving the year 2000 problem. Therefore, the Company will continue to monitor year 2000 compliance and the year 2000 compliance of the Company's suppliers and customers.

Additional Factors That May Affect Operating Results


If the Company does not develop products that its customers and end-users design into their products, or if their products do not sell successfully, the Company's business and operating results would be harmed.

The Company has relied in the past and continues to rely upon its relationships with its customers and end-users for insights into product development strategies for emerging system requirements. The Company generally incorporates new products into a customer's or end-user's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede product sales, if any, by a year or more. Moreover, the value to the Company of any design win will depend in large part on the ultimate success of the customer's or end-user's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. If the Company fails to achieve design wins or if the design wins fail to result in significant future revenues, the Company's operating results would be harmed. If the Company has problems developing or maintaining its relationships with its customers and end-users, the Company's ability to develop well-accepted new products may be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The demand for the Company's products depends on the growth of the Company's end users' markets" and "A large portion of the Company's revenues are derived from sales to a few customers, who may cease purchasing from the Company at any time."

The Company expects that its operating results and the price of its common stock may fluctuate substantially due to factors not within the Company's control.

The trading price of the Company's common stock has been and is likely to continue to be highly volatile. The Company's stock price could fluctuate widely in response to factors not within the Company's control, including:

     .    quarter-to-quarter variations in operating results;

     . announcements of technological innovations or new products by the Company or its competitors;

     . general conditions in the semiconductor and electronic systems industries;

     .    changes in earnings estimates by analysts; and

     . price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, the Company's quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect the Company's operating results. These factors might include the following:

     . the timing of new product introductions and announcements by the Company and by its competitors;

     .    customer acceptance of new products introduced by the Company;

     .    growth or reduction in the size of the market for interface ICs;

     .    a decline in the gross margins of the Company's products;

     .    general conditions in the semiconductor industry;

     .    changes in the Company's product mix;

     .    delay or decline in orders received from distributors;

     . the availability of manufacturing capacity with the Company's wafer suppliers;

     .    changes in manufacturing costs;

     .    fluctuations in manufacturing yields;

     .    the ability of customers to pay the Company;

     . expenses incurred in obtaining, enforcing, and defending intellectual property rights; and

     . increased research and development expenses associated with new product introductions or process changes.

All of these factors are difficult to forecast and could seriously harm the Company's operating results. The Company's expense levels are based in part on the Company's expectations regarding future sales and are largely fixed in the short term. Therefore, the Company may be unable to reduce its expenses fast enough to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to management's expectations or any material delay of customer orders could harm the Company's operating results. In addition, if the Company's operating results in future quarters fall below public market analysts' and investors' expectations, the market price of the Company's common stock would likely decrease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Product price declines and fluctuations may cause the Company's future financial results to vary."

The markets for the Company's products are characterized by rapidly changing technology, and the Company's financial results could be harmed if the Company does not successfully develop and implement new manufacturing technologies or develop, introduce and sell new products.

The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. The Company currently offers over 400 products. The Company's future success depends upon the timely completion and introduction of new products, across all of the Company's product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

     .    product performance and functionality;

     .    customer acceptance;

     .    competitive pricing;

     .    successful and timely completion of product development;

     .    sufficient wafer fabrication capacity; and

     . achievement of acceptable manufacturing yields by the Company's wafer suppliers.

The Company may also experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of new products or other difficulties in achieving volume production of these products. Even relatively minor errors may significantly affect the development and manufacture of new products. If the Company fails to complete and introduce new products in a timely manner at competitive price and performance levels, the Company's business would be significantly harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Intense competition in the semiconductor industry may reduce the demand for the Company's products or the prices of its products, which could reduce the Company's revenues.

The semiconductor industry is intensely competitive. The Company's competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than the Company does. The Company also competes with other major or emerging companies that sell products to certain segments of the Company's markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in the Company's primary markets in order to gain or maintain market share.

Management believes that Pericom's future success will depend on its ability to continue to improve and develop its products and processes. Unlike Pericom, many of Pericom's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products. This ability may provide them with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as Pericom's may be able to manufacture and sell competitive products at lower prices. Any introduction of products by Pericom's competitors that are manufactured with improved process technology could seriously harm Pericom's business. As is typical in the semiconductor industry, Pericom's competitors have developed and marketed products that function similarly or identically to Pericom's. If Pericom's products do not achieve performance, price, size or other advantages over products offered by Pericom's competitors, Pericom's products may lose market share. Competitive pressures could also reduce market acceptance of Pericom's products, reduce Pericom's prices and increase Pericom's expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company also faces competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for Pericom's products in particular applications.

Product price declines and fluctuations may cause the Company's future financial results to vary.

Historically, selling prices in the semiconductor industry generally, as well as for the Company's products, have decreased significantly over the life of each product. Management expects that selling prices for the Company's existing products will continue to decline over time and that average selling prices for the Company's new products will decline significantly over the lives of these products. Declines in selling prices for the Company's products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce the Company's overall gross margins and could seriously harm the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The demand for the Company's products depends on the growth of the Company's end users' markets.

The Company's continued success depends in large part on the continued growth of markets for the products into which the Company's semiconductor products are incorporated. These markets include the following:

     .    computers and computer related peripherals;

     .    data communications and telecommunications equipment;

     .    electronic commerce and the Internet; and

     .    consumer electronics equipment.

Any decline in the demand for products in these markets could seriously harm the Company's business, financial condition and operating results. These markets have also historically experienced significant fluctuations in demand. The Company may also be seriously harmed by slower growth in the other markets in which the Company sells its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "A large portion of the Company's revenues are derived from sales to a few customers, who may cease purchasing from the Company at any time."

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm the Company's operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. In the past, the Company's operating results have been harmed by excess supply in the semiconductor industry. For example, management believes that the Company's net revenues fell from $41.2 million in fiscal 1996 to $33.2 million in fiscal 1997 primarily due to a cyclical downturn in the semiconductor industry. Accordingly, the Company may in the future experience substantial period-to-period fluctuations in the Company's business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. The Company's business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Product price declines and fluctuations may cause the Company's future financial results to vary."

The Company's contracts with its wafer suppliers do not obligate the wafer suppliers to a minimum supply or set prices. Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. in particular, to meet the Company's manufacturing requirements would delay the Company's production and product shipments and harm the Company's business.

In fiscal 1999, the Company purchased approximately 85% of its wafers from Chartered Semiconductor Manufacturing Ltd. In the second quarter of fiscal 2000, Chartered accounted for approximately 77% of the Company's wafer manufacturing. In both fiscal years, only four other suppliers manufactured the remainder of the Company's wafers. The Company's reliance on independent wafer suppliers to fabricate the Company's wafers at their production facilities subjects the Company to possible risks such as:

     .    lack of adequate capacity;

     .    lack of available manufactured products;

     .    lack of control over delivery schedules; and

     . fires, earthquakes, damage to production facilities or technical difficulties limiting production and reducing yields.

Any inability or unwillingness of the Company's wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet the Company's needs in a timely manner would delay the Company's production and product shipments and seriously harm the Company's business.

At present, the Company purchases wafers from its suppliers through the issuance of purchase orders based on the Company's rolling six-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. The Company does not have long-term supply contracts which obligate the Company's suppliers to a minimum supply or set prices. The Company also depends upon its wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If the Company's suppliers are unable or unwilling to do so, the Company's development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than the Company or for the suppliers' internal uses, interrupting the Company's ability to meet its product delivery obligations. Any significant interruption in the Company's wafer supply would seriously harm the Company's operating results and the Company's customer relations. The Company's reliance on independent wafer suppliers may also lengthen the development cycle for the Company's products, providing time-to-market advantages to the Company's competitors that have in-house fabrication capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts" and "The complexity of the Company's products makes the Company highly susceptible to manufacturing problems, which could increase the Company's costs and delay its product shipments."

In the event that the Company's suppliers are unable or unwilling to manufacture the Company's key products in required volumes, the Company will have to identify and qualify additional wafer foundries. The qualification process can take up to six months or longer. Furthermore, the Company is unable to predict whether additional wafer foundries will become available to the Company or will be in a position to satisfy any of the Company's requirements on a timely basis.

The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts. Any inability or unwillingness of the Company's assembly subcontractors to meet the Company's assembly requirements would delay its product shipments and harm its business.

The Company primarily relies on foreign subcontractors for the assembly and packaging of the Company's products and, to a lesser extent, for the testing of finished products. Some of these subcontractors are the Company's single source supplier for some of the Company's new packages. In addition, changes in the Company's or a subcontractor's business could cause the Company to become materially dependent on a single subcontractor. The Company has, from time to time, experienced difficulties in the timeliness and quality of product deliveries from its subcontractors and may experience similar or more severe difficulties in the future. The Company generally purchases these single or limited source components or services pursuant to purchase orders and have no guaranteed arrangements with these subcontractors. These subcontractors could cease to meet the Company's requirements for components or services, or there could be a significant disruption in supplies from them, or degradation in the quality of components or services supplied by them. Any circumstance that would require the Company to qualify alternative supply sources could delay shipments, result in the loss of customers and limit or reduce the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company may have difficulty accurately predicting revenues for future periods.

The Company's expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. The Company's business is characterized by short-term orders and shipment schedules. The Company does not have long-term purchase agreements with any of its customers, and customers can typically cancel or reschedule their orders without significant penalty. The Company typically plans production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives. Customer demand is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, the Company's gross profit would be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "The Company may not provide adequate allowances for exchanges, returns and concessions."

The Company competes with others to attract and retain key personnel, and any loss of, or inability to attract, key personnel would harm the Company.

To a greater degree than non-technology companies, the Company's future success will depend on the continued contributions of its executive officers and other key management and technical personnel. None of these individuals has an employment agreement with the Company and each one would be difficult to replace. The Company does not maintain any key person life insurance policies on any of these individuals. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise harm the Company's business, financial condition and results of operations.

The Company's future success also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel.

The Company's limited ability to protect its intellectual property and proprietary rights could harm the Company's competitive position.

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering the Company's products and development and testing tools. In the United States, the Company holds 17 patents covering certain aspects of the Company's product designs and has ten additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to the Company's business. Additional patents may not be issued to the Company or the Company's patents or other intellectual property may not provide meaningful protection. The Company may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. The Company may become involved in litigation relating to alleged infringement by the Company of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if the Company loses such a lawsuit, a court could require the Company to pay substantial damages and/or royalties or prohibit the Company from using essential technologies. For these and other reasons, this type of litigation could seriously harm the Company's business. Also, although the Company may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against the Company, the Company may not be able to obtain such a license on reasonable terms or at all.

Because it is important to the Company's success that the Company be able to prevent competitors from copying the Company's innovations, management intends to continue to seek patent, trade secret and mask work protection for the Company's technologies. The process of seeking patent protection can be long and expensive, and management cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Furthermore, others may develop technologies that are similar or superior to the Company's technology or design around the patents the Company owns.

The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with the Company's employees, consultants and third parties. However, these parties may breach these agreements. In addition, the laws of some territories in which the Company develops, manufactures or sells the Company's products may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

The process technology used by the Company's independent foundries, including process technology that the Company developed with its foundries, can generally be used by them to produce their own products or to manufacture products for other companies, including the Company's competitors. In addition, the Company does not generally have the right to implement the process technology used to manufacture the Company's products with foundries other than the foundry with which the Company developed the process technology.

The Company may not provide adequate allowances for exchanges, returns and concessions.

The Company recognizes revenue from the sale of products when shipped, less an allowance based on future authorized and historical patterns of returns, price protection, exchanges and other concessions. Management believes that the Company's methodology and approach are appropriate. However, if the actual amounts the Company incurs exceed the allowances, it could decrease the Company's revenue and corresponding gross profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The complexity of the Company's products makes the Company highly susceptible to manufacturing problems, which could increase the Company's costs and delay its product shipments.

The manufacture and assembly of the Company's more than 400 products are highly complex and sensitive to a wide variety of factors, including:

     .    the level of contaminants in the manufacturing environment;

     .    impurities in the materials used; and

     .    the performance of manufacturing personnel and production equipment.

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are cut into individual die. These die are assembled into individual packages and tested for performance. The Company's wafer fabrication suppliers have from time to time experienced lower than anticipated yields of good die. In the event of such decreased yields, the Company would incur additional costs to sort wafers, an increase in average cost per useable die and an increase in the time to market for the Company's products. These conditions could reduce the Company's net revenues and gross margin and harm the Company's customer relations.

The Company does not manufacture any of its products. Therefore, the Company is referred to in the semiconductor industry as a "fabless" producer. Consequently, the Company depends upon third party manufacturers to produce semiconductors that meet the Company's specifications. The Company currently has third party manufacturers that can produce semiconductors that meet the Company's needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and the Company's status as a "fabless" semiconductor company, the Company could encounter fabrication-related problems that may affect the availability of the Company's products, delay its shipments or increase its costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Almost all of the Company's wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes the Company to the problems associated with international operations."

A large portion of the Company's revenues are derived from sales to a few customers, who may cease purchasing from the Company at any time.

A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several fiscal years. The Company expects this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 15% of net revenues during the first six months of fiscal 2000. Sales to the Company's top five customers accounted for approximately 40% of net revenues for the first six months of fiscal 2000.

The Company does not have long-term sales agreements with any of its customers. The Company's customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling the Company's products at any time. The Company's distributors typically offer competing products in addition to the Company's products. During the first six months of fiscal 2000, sales to domestic and international distributors represented 61.4% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of the Company's competitors, could decrease the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Almost all of the Company's wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes the Company to the problems associated with international operations.

Almost all of the Company's wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes the Company to risks associated with international business operations, including the following:

     .    disruptions or delays in shipments;

     . changes in economic conditions in the countries where these subcontractors are located;

     .    currency fluctuations;

     .    changes in political conditions;

     .    potentially reduced protection for intellectual property;

     .    foreign governmental regulations;

     .    import and export controls; and

     .    changes in tax laws, tariffs and freight rates.

In particular, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People's Republic of China. Conflict or instability could disrupt the operations of several of the Company's assembly subcontractors located in Taiwan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts" and "Because the Company sells its products to customers outside of the United States, the Company faces foreign business, political and economic risks that could seriously harm it."

Because the Company sells its products to customers outside of the United States, the Company faces foreign business, political and economic risks that could seriously harm it.

Sales outside the United States accounted for approximately 48% of the Company's net revenues in the first six months of fiscal 2000. In the first six months of fiscal 2000, approximately 32% of the Company's net revenues were derived from sales in Asia excluding Japan, approximately 6% from sales in Europe and approximately 10% from sales in Japan. Management expects that export sales will continue to represent a significant portion of net revenues. Management intends to expand the Company's sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include:

     .    tariffs and other barriers and restrictions;

     .    unexpected changes in regulatory requirements;

     .    the burdens of complying with a variety of foreign laws; and

     . delays resulting from difficulty in obtaining export licenses for technology.

The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Regulatory, geopolitical and other factors could seriously harm the Company's business or require the Company to modify its current business practices. See "The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts," and "Almost all of the Company's wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes the Company to the problems associated with international operations."

The Company's potential future acquisitions man not be successful because the Company has not made acquisitions in the past.

The Company has depended on internal growth in the past and has not made any acquisitions. As part of the Company's business strategy, management expects to seek acquisition prospects that would complement the Company's existing product offerings, improve market coverage or enhance the Company's technological capabilities. The Company has no current agreements or negotiations underway with respect to any acquisitions, and the Company may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

     .    potentially dilutive issuances of equity securities;

     .    large one-time write-offs;

     . the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;

     . difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

     .    diversion of management's attention from other business concerns; and

     . risks of entering geographic and business markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations.

Management is not certain that the Company will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. The Company's failure to do so could seriously harm its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's operations and financial results could be severely harmed by natural disasters.

The Company's headquarters and some of its major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries the Company uses is located in Taiwan, which recently suffered a severe earthquake. The Company did not experience significant disruption to its operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect the Company's suppliers, the Company's sources of supply could be interrupted, which would seriously harm the Company's business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 1999, the Company's investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $18.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 1999, the fair market value of the portfolio would decrease. However, the Company does not believe that such a decrease would have a material effect on its results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Shareholders was held on December 14, 1999 in San Jose, California. The results of proposals approved by the Company's shareholders are as follows:


              1.   Election of six directors of the Company to
                    serve for the ensuing year and until their successors are elected and qualified.

                                                                         Votes        Votes
                    Name of Director                                       For       Withheld
                    ----------------                                    ---------    ---------

                    Alex Chi-Ming Hui                                   8,734,944     22,175
                    Chi-Hung (John) Hui, Ph.D.                          8,734,944     22,175
                    Hau L. Lee, Ph.D.                                   8,740,744     16,375
                    Millard (Mel) Phelps                                8,731,644     25,475
                    Tay Thiam Song                                      8,740,619     16,500
                    Jeffrey Young                                       8,734,969     22,150

                                                                                                   Votes
                                                                                                 Abstained/
                                                                          Votes        Votes       Broker
                                                                           For        Against     Non-vote
                                                                        ---------     -------    ----------
              2.   Approval of the Company's 2000 Employee              5,111,559     853,385      11,569/
                    Stock Purchase Plan.                                                          2,780,606

              3.   To ratify and approve the appointment of               Votes        Votes        Votes
                    Deloitte & Touche LLP as the independent               For        Against     Abstained
                                                                           ---        -------     ---------
                   auditors for the Company for the fiscal year
                    ending June 30, 2000.                               8,056,103      1,400        1,870




Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  Exhibit 27.1 - Financial Data Schedule


         b.       Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Pericom Semiconductor Corporation
                                                           (Registrant)



Date:    February 9, 2000                     By: /s/ Alex Hui
                                                  ------------------------------
                                                  Alex Hui
                                                  Chief Executive Officer



Date:    February 9, 2000                     By: /s/ Patrick B. Brennan
                                                  ------------------------------
                                                  Patrick B. Brennan
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)