Form 10-Q
period 2000-04-01
PERICOM SEMICONDUCTOR CORP
filed 2000-05-12
CIK 1001426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000

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

The number of outstanding shares of the Registrant's Common Stock as of April 28, 2000 was 12,145,105.

                       Pericom Semiconductor Corporation

                 Form 10-Q for the Quarter Ended April 1, 2000

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
     Item 1: Financial Statements

             Condensed Balance Sheets as of
             March 31, 2000 and June 30, 1999..................................3

             Condensed Statements of Income
             for the three months and nine months ended
             March 31, 2000 and March 31, 1999.................................4

             Condensed Statements of Cash Flows
             for the nine months ended
             March 31, 2000 and March 31, 1999.................................5

             Notes to Condensed Financial Statements...........................6

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................9

     Item 3: Quantitative and Qualitative Disclosures about
             Market Risk......................................................21


PART II. OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K.................................22

     Signatures...............................................................23

                        PART I.  FINANCIAL INFORMATION
                          Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)


                                                                                       March 31,            June 30,
                                                                                         2000               1999 (1)
                                                                                       --------             --------
                                                                                      (Unaudited)
                                    ASSETS
Current assets:
     Cash and equivalents...........................................................   $113,576             $  8,328
     Short-term investments.........................................................     18,186               17,397
     Accounts receivable:
          Trade (net of allowances of $3,693, and $2,570)...........................     10,702                9,719
          Other receivables.........................................................        526                  346
     Inventories....................................................................     14,688                9,835
     Prepaid expenses and other current assets......................................        243                  582
     Deferred income taxes..........................................................        356                  356
                                                                                       --------             --------
                Total current assets................................................    158,277               46,563
Property and equipment - net........................................................      7,721                6,509
Investment in and advances to investee..............................................      4,240                2,611
Other assets........................................................................        328                  242
                                                                                       --------             --------
               Total................................................................   $170,566             $ 55,925
                                                                                       ========             ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................................   $  8,420             $  7,295
     Accrued liabilities............................................................      3,072                1,604
     Income taxes payable...........................................................      1,564                   22
                                                                                       --------             --------
               Total current liabilities............................................     13,056                8,921
Deferred income taxes...............................................................        624                  624
Shareholders' equity:
     Common stock...................................................................    128,163               25,600
     Accumulated other comprehensive loss...........................................        (85)                 (33)
     Retained earnings..............................................................     28,808               20,813
                                                                                       --------             --------
               Total shareholders' equity...........................................    156,886               46,380
                                                                                       --------             --------
               Total................................................................   $170,566             $ 55,925
                                                                                       ========             ========

---------
(1) Derived from the June 30, 1999 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                   Three Months Ended                 Nine Months Ended
                                                                        March 31,                         March 31,
                                                                  2000             1999             2000             1999
                                                                -------          -------          -------          -------
Net revenues................................................... $23,033          $14,754          $60,667          $43,811
Cost of revenues...............................................  13,294            8,585           35,108           26,187
                                                                -------          -------          -------          -------
     Gross profit..............................................   9,739            6,169           25,559           17,624
                                                                -------          -------          -------          -------
Operating expenses:
     Research and development..................................   2,133            1,565            5,626            4,375
     Selling, general and administrative.......................   3,230            2,227            8,502            6,614
                                                                -------          -------          -------          -------
          Total................................................   5,363            3,792           14,128           10,989
                                                                -------          -------          -------          -------

Income from operations.........................................   4,376            2,377           11,431            6,635
Equity in net loss of investee.................................     (65)             (50)            (233)            (203)
Interest income................................................     769              320            1,517            1,039
                                                                -------          -------          -------          -------
Income before income taxes.....................................   5,080            2,647           12,715            7,471
Provision for income taxes.....................................   1,829              900            4,720            2,540
                                                                -------          -------          -------          -------
Net income..................................................... $ 3,251          $ 1,747          $ 7,995          $ 4,931
                                                                -------          -------          -------          -------
Basic earnings per share....................................... $  0.32          $  0.19          $  0.81          $  0.53
                                                                -------          -------          -------          -------
Diluted earnings per share..................................... $  0.28          $  0.17          $  0.71          $  0.48
                                                                -------          -------          -------          -------
Shares used in computing basic earnings per share..............  10,285            9,414            9,870            9,360
                                                                -------          -------          -------          -------
Shares used in computing diluted earnings per share............  11,725           10,516           11,191           10,225
                                                                =======          =======          =======          =======


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                   Nine Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                 2000             1999
                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................... $  7,995         $  4,931
Adjustments to reconcile net income to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization............................    1,751            1,200
     Equity in net loss of joint venture......................      233              203
     Changes in assets and liabilities:
          Accounts receivable.................................   (1,163)          (3,703)
          Inventories.........................................   (4,853)            (346)
          Prepaid expenses and other current assets...........      340             (319)
          Accounts payable....................................    1,125              335
          Accrued liabilities.................................    1,469             (323)
          Income taxes payable................................    1,542              300
                                                               --------         --------
Net cash provided by (used in) operating activities...........    8,439            2,278
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment.................   (2,963)          (2,122)
          Purchase of short-term investments..................   (5,243)         (11,451)
          Maturities of short-term investments................    4,400           11,532
          Increase in other assets............................      (86)             (11)
          Advances to investee................................   (1,862)          (1,190)
                                                               --------         --------
Net cash used for investing activities........................   (5,754)          (3,242)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock................................  102,563              505
                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                                                105,248             (459)
CASH AND EQUIVALENTS:
          Beginning of period.................................    8,328            8,773
                                                               --------         --------
          End of period....................................... $113,576         $  8,314
                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes........................................ $  2,129         $  2,240
                                                               ========         ========


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three and nine-month periods ended March 31, 2000 and 1999. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. Fiscal year 1999 ended on July 3, 1999. The three and nine-month periods in fiscal years 2000 and 1999 ended on April 1, 2000 and March 27, 1999, respectively.

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

Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2000 and March 31, 1999 are computed as follows:

                                                                       Three Months Ended             Nine Months Ended
                                                                            March 31,                     March 31,
                                                                       2000           1999           2000           1999
                                                                      -------        -------        -------        -------
Net income.........................................................   $ 3,251        $ 1,747        $ 7,995        $,4,931
                                                                      =======        =======        =======        =======
Computation of common shares outstanding - basic earnings
 per share:
          Weighted average shares of common stock..................    10,285          9,414          9,870          9,360
                                                                      -------        -------        -------        -------

Shares used in computing basic earnings per share..................    10,285          9,414          9,870          9,360
                                                                      =======        =======        =======        =======

Basic earnings per share...........................................   $  0.32        $  0.19        $  0.81        $  0.53
                                                                      =======        =======        =======        =======

Computation of common shares outstanding - diluted earnings
 per share:
          Weighted average shares of common stock..................    10,285          9,414          9,870          9,360
          Dilutive options using the treasury stock method.........     1,440          1,102          1,321            865
                                                                      -------        -------        -------        -------

Shares used in computing diluted earnings per share................    11,725         10,516         11,191         10,225
                                                                      =======        =======        =======        =======

Diluted earnings per share.........................................   $  0.28        $  0.17        $  0.71        $  0.48
                                                                      =======        =======        =======        =======

3. INVENTORIES

Inventories consist of (in thousands):

                                                               March 31,           June 30,
                                                                 2000                1999
                                                               -------              ------
Finished goods..............................................   $ 5,256              $2,620
Work in process.............................................     5,948               5,972
Raw materials...............................................     3,484               1,243
                                                               -------              ------
                                                               $14,688              $9,835
                                                               =======              ======


4. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

                                                               March 31,           June 30,
                                                                 2000                1999
                                                                ------              ------
Accrued compensation..........................................  $1,651              $  908
External sales representative commissions.....................     612                 572
Other accrued expenses........................................     809                 124
                                                                ------              ------
                                                                $3,072              $1,604
                                                                ======              ======

5. INDUSTRY AND SEGMENT INFORMATION

Under SFAS No. 131, the Company operates in one reportable segment: The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

6. COMPREHENSIVE INCOME

SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and nine-month periods ended March 31, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                                 ----------------------------------------------------
                                                   2000           1999            2000          1999
                                                 ------         ------          ------         ------
Net income.....................................  $3,251         $1,747          $7,995         $4,931
Unrealized gain/(loss) on investment...........       3            ---             (52)           ---
                                                 ------         ------          ------         ------
Comprehensive income...........................  $3,254         $1,747          $7,943         $4,931
                                                 ======         ======          ======         ======

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

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                        March 31,
                                                         ----------------------------------------------------
                                                          2000             1999            2000          1999
                                                         -----            -----           -----         -----
Net revenues............................................ 100.0%           100.0%          100.0%        100.0%
Cost of revenues........................................  57.7%            58.2%           57.9%         59.8%
                                                         -----            -----           -----         -----
     Gross profit.......................................  42.3%            41.8%           42.1%         40.2%
                                                         -----            -----           -----         -----
Operating expenses:
     Research and development...........................   9.3%            10.6%            9.3%         10.0%
     Selling, general and administrative................  14.0%            15.1%           14.0%         15.1%
                                                         -----            -----           -----         -----
          Total.........................................  23.3%            25.7%           23.3%         25.1%
                                                         -----            -----           -----         -----
Income from operations..................................  19.0%            16.1%           18.8%         15.1%
Other income, net.......................................   3.1%             1.8%            2.1%          1.9%
                                                         -----            -----           -----         -----
Income before income taxes..............................  22.1%            17.9%           21.0%         17.1%
Provision for income taxes..............................   7.9%             6.1%            7.8%          5.8%
                                                         -----            -----           -----         -----
Net income..............................................  14.1%            11.8%           13.2%         11.3%
                                                         =====            =====           =====         =====

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 56% from $14.8 million for the quarter ended March 31, 1999 to $23.0 million for the quarter ended March 31, 2000. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues dropped from 63% for the third quarter of fiscal 1999 to 50% for the third quarter of fiscal 2000. No customer accounted for 10% of net revenues in the third quarter of fiscal 2000 whereas sales to Techmosa, an international distributor, and Pioneer, a domestic distributor, accounted for approximately 15% and 10%, respectively, of net revenues in the third quarter of fiscal 1999.

Net revenues increased 38% from $43.8 million for the nine-month period ended March 31, 1999 to $60.7 million for the nine-month period ended March 31, 2000. The increase in net revenues is attributable to the overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, partially offset by a decline in the weighted average selling price of all products. Sales to domestic and international distributors as a percent of total revenues decreased slightly to 57% in the first nine months of fiscal 2000 from 58% in the comparable period in fiscal 1999. Sales to Techmosa, an international distributor, accounted for approximately 11% of net revenues in the first nine months of fiscal 2000 and 15% of net revenues for the first nine months of fiscal 1999.

Gross Profit

Gross profit increased 58% from $6.2 million for the quarter ended March 31, 1999 to $9.7 million for the corresponding quarter ended March 31, 2000. Gross profit as a percentage of net revenues, or gross margin, increased from 41.8% in the third quarter of fiscal 1999 to 42.3% in the third quarter of fiscal 2000.

The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in the Company's various product lines.

Gross profit increased 45% from $17.6 million for the nine-month period ended March 31, 1999 to $25.6 million for the nine-month period ended March 31, 2000. Gross margin for the same nine-month periods increased from 40.2% last year to 42.1% this year. These increases are for the same reasons cited in the above analysis of the three-month periods ended March 31, 2000 and 1999.

Research and Development

Research and development expenses increased 36% from $1.6 million for the quarter ended March 31, 1999 to $2.1 million for the corresponding quarter ended March 31, 2000, but decreased as a percentage of net revenues from 10.6% to 9.3%. Research and development expenses increased from $4.4 million for the nine-month period ended March 31, 1999, to $5.6 million for the nine-month period ended March 31, 2000, an increase of 29%, but also decreased as a percent of sales from 10.0% to 9.3% for those periods. The increase in expense in each period was attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff and related infrastructure as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 45% from $2.2 million for the quarter ended March 31, 1999 to $3.2 million for the corresponding quarter ended March 31, 2000, but decreased as a percentage of net revenues from 15.1% to 14.0%. Selling, general and administrative expenses increased from $6.6 million for the nine-month period ended March 31, 1999, to $8.5 million for the nine-month period ended March 31, 2000, an increase of 29%, but also decreased as a percent of sales from 15.1% to 14.0% for those periods. The increase in expense in each period was primarily attributable to increased staffing levels and increases in commissions due to sales growth.

The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $270,000 for the quarter ended March 31, 1999 to $704,000 for the corresponding quarter ended March 31, 2000. For the quarters ending March 31, 1999 and March 31, 2000, respectively the Company's share of the net losses of PTI increased from $50,000 to $65,000 and interest income rose from $320,000 to $769,000 due to interest earned on the increased cash balances that resulted from the net proceeds from the Company's secondary public offering in March 2000. For the nine-month period ending March 31, 1999 and March 31, 2000, respectively, other income, net rose from $836,000 to $1,284,000 as the Company's share of the net losses of PTI increased from $203,000 to $233,000 and interest income rose from $1,039,000 to $1,517,000 due to interest earned on the increased cash balances that resulted from the net proceeds from the Company's secondary public offering in March 2000.

Provision for Income Taxes

The provision for income taxes increased from $900,000 for the quarter ended March 31, 1999 to $1,829,000 for the corresponding quarter ended March 31, 2000. The effective tax rate of 36% in the current years third quarter is up from 34% used in the comparable period last year. This is due primarily to the increase in taxable income. For the nine-months ending March 31, 2000 and March 31, 1999 the provision for income taxes was $4,720,000 and $2,540,000 and the effective tax rates were 37.1% and 34%, respectively. The effective rate for the nine-month period ended March 31, 2000 is higher than the nine-month period ended March 31, 1999 because a 40% effective tax rate was used in the first quarter ended September 30, 1999 due to the expiration of the research and development tax credit which caused the effective rate to rise. The research and development tax credit has since been extended and the Company expects to use the lower tax rate in future periods for an expected overall 36-37% rate for the current year. The provision for income taxes also differed from the federal statutory rate due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $8.4 million of cash during the first nine months of fiscal 2000 and $2.3 million of cash during the first nine months of fiscal 1999.

Net cash used for investing activities increased from $3.2 million for the nine months ended March 31, 1999 to $5.8 million for the nine months ended March 31, 2000. The Company made capital expenditures of approximately $3.0 million during the first nine months of fiscal 2000 compared with $2.1 million in the comparable period of fiscal 2000, and also increased net purchases of short-term investments by $924,000 during the first nine months of the current fiscal year compared to the same period last year.

On March 8, 2000 the Company sold 2.2 million shares of common stock in a secondary public offering. Net proceeds, before expenses, from this offering were $101,376,000 after underwriting discounts and commissions. Expenses are expected to be approximately $500,000. These funds are invested in short-term money market funds.

As of March 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $131.8 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain adequate capital on terms acceptable to it.

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

Additional Factors That May Affect Operating Results or the Price of the Company's Common Stock

IF THE COMPANY DOES NOT DEVELOP PRODUCTS THAT ITS CUSTOMERS AND END-USERS DESIGN INTO THEIR PRODUCTS, OR IF THEIR PRODUCTS DO NOT SELL SUCCESSFULLY, THE COMPANY'S BUSINESS AND OPERATING RESULTS WOULD BE HARMED.

The Company has relied in the past and continues to rely upon its relationships with its customers and end-users who design high-performance systems for insights into product development strategies for emerging system requirements. The Company generally incorporates new products into a customer's or end-user's product or system at the design stage. However, these design efforts, which can often require significant expenditures by the Company, may precede product sales, if any, by a year or more. Moreover, the value to the Company of any design win will depend in large part on the ultimate success of the customer's or end-user's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. If the Company fails to achieve design wins or if the design wins fail to result in significant future revenues, the Company's operating results would be harmed.
If the Company has problems developing or maintaining its relationships with its customers and end-users, the Company's ability to develop well-accepted new products may be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "The demand for the Company's products depends on the growth of the Company's end users' markets" and "A large portion of the Company's revenues are derived from sales to a few customers, who may cease purchasing from the Company at any time."

THE COMPANY EXPECTS THAT THE PRICE OF ITS COMMON STOCK MAY FLUCTUATE SUBSTANTIALLY DUE TO FACTORS NOT WITHIN THE COMPANY'S CONTROL.

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

Management believes that the Company's future success will depend on its ability to continue to improve and develop its products and processes. Many of the Company's competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products. This ability may provide them with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as the Company's may be able to manufacture and sell competitive products at lower prices. Any introduction of products by competitors that are manufactured with improved process technology could seriously harm the Company's business. As is typical in the semiconductor industry, competitors have developed and marketed products that function similarly or identically to the Company's. If the Company's products do not achieve performance, price, size or other advantages over products offered by competitors, the Company's products may lose market share. Competitive pressures could also reduce market acceptance of the Company's products, reduce prices and increase expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

THE COMPANY'S CONTRACTS WITH ITS WAFER SUPPLIERS DO NOT OBLIGATE THE WAFER SUPPLIERS TO A MINIMUM SUPPLY OR SET PRICES. ANY INABILITY OR UNWILLINGNESS OF THE COMPANY'S WAFER SUPPLIERS TO MEET THE COMPANY'S MANUFACTURING REQUIREMENTS WOULD DELAY THE COMPANY'S PRODUCTION AND PRODUCT SHIPMENTS AND HARM THE COMPANY'S BUSINESS.

In fiscal 1999, the Company purchased approximately 85% of its wafers from Chartered Semiconductor Manufacturing Ltd. In the third quarter of fiscal 2000, Chartered accounted for approximately 69% of the Company's wafer manufacturing. In both fiscal years, only four other suppliers manufactured the remainder of the Company's wafers. The Company's reliance on independent wafer suppliers to fabricate the Company's wafers at their production facilities subjects the Company to possible risks such as:

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

THE COMPANY'S LIMITED ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD HARM THE COMPANY'S COMPETITIVE POSITION.

The Company's success depends in part on its ability to obtain patents and licenses and preserve other intellectual property rights covering the Company's products and development and testing tools. In the United States, the Company holds eighteen patents covering certain aspects of the Company's product designs and has thirteen additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to the Company's business. Additional patents may not be issued to the Company or the Company's patents or other intellectual property may not provide meaningful protection. The Company may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. The Company may become involved in litigation relating to alleged infringement by the Company of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if the Company loses such a lawsuit, a court could require the Company to pay substantial damages and/or royalties or prohibit the Company from using essential technologies. For these and other reasons, this type of litigation could seriously harm the Company's business. Also, although the Company may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against the Company, the Company may not be able to obtain such a license on reasonable terms or at all.

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

A LARGE PORTION OF THE COMPANY'S REVENUES ARE DERIVED FROM SALES TO A FEW CUSTOMERS, WHO MAY CEASE PURCHASING FROM THE COMPANY AT ANY TIME.

A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several fiscal years. The Company expects this trend to continue for the foreseeable future. Sales to domestic and international distributors represented 36% of the Company's net revenues in fiscal 1997, 49% in fiscal 1998 and 57% in fiscal 1999. During the first nine months of fiscal 2000, sales to domestic and international distributors represented 57% of net revenues. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 11% of net revenues during the first nine months of fiscal 2000. Sales to the Company's top five customers accounted for approximately 38% of net revenues for the first nine months of fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Sales outside the United States accounted for approximately 48% of the Company's net revenues in fiscal 1999, and 45% in the first nine months of fiscal 2000. Management expects that export sales will continue to represent a significant portion of net revenues. Management intends to expand the Company's sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject the Company to international operating risks. These risks include:

     .  tariffs and other barriers and restrictions;

     .  unexpected changes in regulatory requirements;

     .  the burdens of complying with a variety of foreign laws; and

     . delays resulting from difficulty in obtaining export licenses for technology.

The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Regulatory, geopolitical and other factors could seriously harm the Company's business or require the Company to modify its current business practices. See "The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts," "Almost all of the Company's wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes the Company to the problems associated with international operations."

THE COMPANY'S POTENTIAL FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL BECAUSE THE COMPANY HAS NOT MADE ACQUISITIONS IN THE PAST.

The Company may use a portion of the net proceeds from the secondary offering completed in March 2000 to make acquisitions. The Company has depended on internal growth in the past and has not made any acquisitions. As part of the Company's business strategy, management expects to seek acquisition prospects that would complement the Company's existing product offerings, improve market coverage or enhance the Company's technological capabilities. The Company has no current agreements or negotiations underway with respect to any acquisitions, and the Company may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

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

THE COMPANY'S OPERATIONS AND FINANCIAL RESULTS COULD BE SEVERELY HARMED BY NATURAL DISASTERS.

The Company's headquarters and some of its major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries the Company uses is located in Taiwan, which recently suffered a severe earthquake. The Company did not experience significant disruption to its operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect the Company's suppliers, the Company's sources of supply could be interrupted, which would seriously harm the Company's business. See "The Company depends on single or limited source assembly subcontractors with whom the Company does not have written contracts."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $18.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2000, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits

             Exhibit 27.1 - Financial Data Schedule


         b.  Reports on Form 8-K.

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                  (Registrant)



Date:  May 10, 2000                     By: /s/ Alex Hui
                                            ------------
                                            Alex Hui
                                            Chief Executive Officer



Date:  May 10, 2000                     By: /s/ Patrick B. Brennan
                                            ----------------------
                                            Patrick B. Brennan
                                            Chief Financial Officer
                                            (Chief Accounting Officer)