Form 10-K
period 2000-07-01
PERICOM SEMICONDUCTOR CORP
filed 2000-09-29
CIK 1001426

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X   Annual report pursuant to section 13 or 15(d) of the Securities and
---
     Exchange Act of 1934 for the fiscal year ended July 1, 2000.

[_] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition period from _________ to ________

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

Yes   X   No  [_]
     ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 15, 2000 as reported by the Nasdaq National Market was approximately $732,970,000.

As of September 15, 2000 the Registrant had outstanding 24,807,718 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended July 1, 2000 and the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 2000 are incorporated by reference in Parts II, III and IV of this report on Form 10-K.

                       Pericom Semiconductor Corporation

                   Form 10-K for the Year Ended July 1, 2000

                                     INDEX

PART I                                                                            Page
                                                                                  ----
     Item 1:  Business                                                               2
     Item 2:  Properties                                                            19
     Item 3:  Legal Proceedings                                                     19
     Item 4:  Submission of Matters to a Vote of Security Holders                   19

PART II
     Item 5:  Market for Registrant's Common Stock and Related Stockholder Matters  20
     Item 6:  Selected Financial Data                                               20
     Item 7:  Management's Discussion and Analysis of Financial Condition and
              Results of operations                                                 20
     Item 7A: Quantitative and Qualitative Disclosures about Market Risk            20
     Item 8:  Financial Statements and Supplementary Data                           20
     Item 9:  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                  20

PART III
     Item 10: Directors and Executive Officers of the Registrant                    21
     Item 11: Executive Compensation                                                23
     Item 12: Security Ownership of Certain Beneficial Owners and Management        23
     Item 13: Certain Relationships and Related Transactions                        23

PART IV
     Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K       24

     Signatures                                                                     26

                                    PART I


ITEM 1.   BUSINESS

We design, develop and market high-performance interface integrated circuits, or ICs, used in many of today's advanced electronic systems. Interface ICs, such as interface logic, switches and clock management products, transfer, route and time electrical signals among a system's microprocessor, memory and various peripherals and between interconnected systems. The current high demand for bandwidth to support the growth of the Internet will require continual improvements in the performance of interface products. Our interface products increase system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks and wireless base stations. We offer products that increase bandwidth by widening the data path, or bus (enlarging the pipe), increasing the data rate (increasing the flow rate through the pipe), or allowing multiple, simultaneous transactions on the bus.

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to four currently--SiliconSwitch, SiliconInterface, SiliconClock and SiliconConnect--with a goal of providing an increasing breadth of interface IC solutions to our customers. We currently offer over 400 products, of which 90 were introduced during fiscal 2000. Our customers include leading OEMs, contract manufacturers and distributors.

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

Our interface products serve to increase system bandwidth in applications such as servers, network switches and routers, storage area networks, wireless basestations, and notebook computers. Bandwidth can be increased by widening the datapath (widening the pipe), increasing the clock rate (increase the flowrate through the pipe) or allowing multiple, simultaneous transactions on the bus using a crossbar switch. We are pioneering technology in each of these areas.

The problems associated with signal quality that must be addressed by the interface ICs are magnified by increases in the speeds at which interface ICs must transfer, route and time electrical signals, the number of interconnected devices that send or receive signals and the variety of types of signals processed by the interface ICs. The most significant performance challenges faced by designers of interface ICs are the requirements to transfer signals at high speed with low propagation delay, minimize signal degradation caused by "noise," "jitter," and "skew" and reduce electromagnetic interference ("EMI"). Minimizing propagation delay, sources of signal degradation and interference is needed to enable today's state-of-the-art electronic systems to function.

We believe that several major market trends make reliable operations of systems at high frequency and high data transfer rates critical. Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. Increasing system-wide EMI emissions resulting from higher-frequency ICs compels system designers to develop and implement new ways to further reduce these emissions. These factors all increase the need for very high-speed interface circuits with outstanding performance specifications.

With processing power continuing to double every 18 months (Moore's law) the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. We have developed solutions with Intel and Rambus to support higher speed processor-memory interfacing to support the PC133 SDRAM, Double Data Rate ("DDR") SDRAM and Direct Rambus standards, both on the system motherboard and memory modules.

In server applications, we support higher system bandwidth through the use of bus switches to isolate the system's memory modules from the bus when they are not being addressed. Our interface products are also used to enable live insertion of PCI boards ("hot swapping"). This prevents system downtime when boards need to be replaced. We have similar products for hot-docking notebook computers and our products are used in virtually every notebook computer.

In all new high-bandwidth systems data transfer needs to be synchronized, creating a high demand for clock products. Our clock products provide all the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth systems.

Another trend evident in the communications market (data and voice) and the storage market is the trend to parallel processing to increase performance. The need to interface several processors to one another and to memory components is driving customers to develop new switching fabrics. We have responded to this opportunity with the development of a high-density crossbar switch technology which enables point-to-point connection of multiple processors to boost bandwidth by an order of magnitude.

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

THE PERICOM STRATEGY

We are a leading supplier of high-performance interface ICs. While our products address a wide spectrum of applications, we have focused our resources on solving bandwidth bottlenecks in customers' systems using our high performance interface technology. With processing power doubling every 18 months historically, the speed at which microprocessors can access memory becomes the bandwidth constraint in high speed computing. We have developed solutions with Intel, IBM and Rambus to support higher-speed processor-memory interfacing, which support the latest memory standards, on both the system motherboard and the memory modules. In server applications, we support higher system bandwidth through the use of high frequency clock products, which provide timing signals to synchronize data transfer, and bus switches that isolate a system's memory modules from the bus when they are not being addressed.

Products are defined in collaboration with the industry-leading OEMs and industry enablers such as Intel and IBM, and our modular design methodology shortens our time to market and time to volume relative to our competitors. The key elements of our strategy are:

Market Focus. Our market strategy is to focus on the high-growth, high-performance segments of the computing, networking and telecommunications markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, computer servers, local area network, or LAN, and wide area network, or WAN, switches, routers and hubs and multi-function office peripherals such as printers and copiers. Our customers and end-users of our products include a number of leading OEMs in each market:

 .    Acer, Compaq, Dell, IBM and Toshiba in the notebook market;
 .    Compaq, Dell and Intel in the server market;
 .    Alcatel, Motorola, Siemens and Tellabs in the telecommunications equipment market;
 .    3Com, Cabletron Systems, Cisco Systems, Lucent and Nortel Networks in the
     network equipment market; and
 .    Canon, Lexmark and Xerox in the printer and copier market.

During fiscal 2000 our penetration of the data communications and telecommunication markets continued to increase based on the introduction of new products targeting these markets. We believe that these markets now account for a significant portion of our revenues.

We intend to pursue new opportunities in markets where our rapid-cycle IC design and development expertise and understanding of the product evolution of our customers gives us the opportunity to become a leading solution supplier.

Customer Focus. Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing customers. Key elements of our customer strategy are:

 .    Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs will be incorporated into a new system design. Our understanding of our customers' requirements combined with our ability to develop and deliver reliable, high-performance products within our customers' product introduction schedules has enabled us to establish strong relationships with several leading OEMs.

 .    Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and have been ISO-9001 certified since March 1995.

 .    Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers' high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers' needs in next- generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

Technology Focus. Our technology strategy is to maintain a leading position in the development of new, higher-performance interface ICs by continuing to design additional core cells that address the more challenging problems of signal interface as electronic systems become faster and require lower power and voltages. Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We are working closely with our wafer suppliers to incorporate their advanced CMOS process technologies to improve our ability to introduce next generation products expeditiously. We intend to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

Manufacturing Focus. Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture any one of many different ICs from a single partially-processed wafer. Accordingly, we keep inventory in the form of wafer banks, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die banks, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), and Hyundai Electronics ("Hyundai"). We are maintaining our relationships with Austria Mikro Systeme GmbH ("AMS") and New Japan Radio Corporation ("NJRC") for some of our products that are manufactured in high-voltage CMOS processes.

Strategic and Collaborative Relationships Focus. We pursue a strategy of entering into new relationships and expanding existing relationships with companies that engage in the product design, manufacturing and marketing of ICs. We believe that these relationships have enabled us to access additional design and application expertise, accelerate product introductions, reduce costs and obtain additional needed capacity. In product design, we have engaged Pericom Technology, Inc., an affiliated company, and other design houses to develop interface ICs as a means of rapidly expanding our product portfolio. We have established collaborative relationships with leading wafer manufacturers that have high performance digital core libraries that we can use in our future products.

PRODUCTS

We have used our expertise in high-performance digital, analog and mixed-signal IC design, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions. Within each of our four product lines, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products, or ASSPs, which are tailored to meet a specific high volume application. Within each product family we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds.

SiliconSwitch

Through our SiliconSwitch product line, we offer a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multimedia applications. Historically, systems designers have used mechanical relays, solid-state relays and analog switches, which have significant disadvantages as compared to IC switches: mechanical relays are bulky, dissipate significant power and have very low response times; solid-state relays are expensive and dissipate significant power; and traditional analog switches have significant signal distortion.

Digital Switches. We offer a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering low on-resistance (less than 5 ohms), low propagation delay (less than 250 picoseconds), low standby power (less than 1 microamp) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have two families of 3.3-volt switches offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2000.

Analog Switches. We offer a family of analog switches for low-voltage (2- to 5-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, several of these switches have recently been introduced in the tiny SOT-23 and SC 70 packages. To complement this low-voltage family we also offer a higher voltage (17-volt) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control.

LAN Switches and Video Switches. We offer a line of application specific standard products ("ASSP") switches for specific applications in LANs and high bandwidth video switches to switch between different video sources in graphic and multi-media systems.

SiliconInterface

Through our SiliconInterface product line, we offer a broad range of high-performance 5-volt, 3.3-volt, and 2.5-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface, and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

5-Volt Interface Logic. Our high-speed 5-volt interface logic products in 8-,16- and 32-bit configurations address specific system applications, including a "Quiet Series" family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a "Balanced Drive" family with series resistors at output drivers to reduce switching noise in high-performance computers. We recently introduced a new 5-volt family that achieves lower noise performance at high speeds, which is particularly useful for large data communications and telecommunications switches.

3.3-Volt Interface Logic. To support the trend toward lower system voltages for higher silicon integration, system performance and power savings we offer four families of 3.3-volt interface logic to address a range of performance and cost requirements with very low power consumption. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We believe we are well positioned to serve this need using our ASIC design methodology and existing cell designs to achieve rapid product development.

2.5-Volt Interface Logic. Our 2.5-volt product families include:

 .    three new logic families to address 2.5- and 1.8-volt operation;
     . a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class;
     . a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high speed processor-memory interfacing; and
     .    a balanced drive family optimized for low-noise operation.

SiliconClock

In all new high bandwidth systems data transfer needs to be synchronized, creating a high demand for clock products. Our clock products provide all the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity, the demand for these products is expected to accelerate. The demand for precision will also increase as timing margins shrink in higher bandwidth systems.

Through our SiliconClock product line, we offer a broad range of general-purpose solutions including clock buffers, zero-delay clock drivers and frequency synthesizer products for Pentium II, Pentium III and Celeron processor systems, as well as a number of ASSP clock products for laser printers, networking, and set-top box applications.

Clock Buffers And Zero-Delay Clock Drivers. Clock buffers receive a digital signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt and 3.3-volt zero-delay clock drivers offer frequencies of up to 134 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Clock products to support the emerging Rambus and double date rate, or DDR, memory technologies are also available.

Clock Frequency Synthesizers. Clock frequency synthesizers generate various output frequencies using a single input frequency source. Clock frequency synthesizers are used to provide critical timing signals to microprocessors, memory and peripheral functions. Our clock synthesizers support Pentium II, Pentium III and Celeron microprocessors and their associated integrated chipsets for server, notebook and desktop PC products. We also offer a clock synthesizer developed specifically for laser printer products.

Programmable Clocks. In large computing and communications systems customers need to provide precise timing across large printed circuit boards, or PCBs. At the very high frequencies used today these large PCB traces can result in significant timing delays and matching these delays (or timing skew) can be a significant challenge for the system designer. We have responded to this challenge with the introduction of a family of programmable skew clock products.

SiliconConnect

SiliconConnect is our newest product line and offers the highest complexity and integration among our products. It consists of a family of high-speed serial drivers, receivers, and transceivers and cross-bar switches. We also introduced our first three-port PCI-to-PCI bridge that serves to expand the number of input/output ports in systems using the peripheral component interconnect, or PCI, bus. Applications range from network routers to telecommunication switches and server applications.

To support higher system bandwidth at acceptable noise and power levels customers are increasingly moving to serial rather than parallel architectures and using differential signaling to reduce noise and EMI. We have responded to this trend with the development of a family of drivers, receivers and transceivers offering data rates of 660 megabits per second, or mbps, and allowing point-to-point connections over distances greater than 10 meters. This new low-voltage differential signaling, or LVDS, standard offers a number of improvements over the older emitter-coupled logic, or ECL, and pseudo emitter-coupled logic, or PECL, in applications requiring lower power consumption and noise.

Another technology recently introduced by us to support higher bandwidth is cross-bar switching to allow multiple processors and memory modules to communicate on point-to-point connections across a shared bus. This enables a significant boost in bandwidth in data communications, telecommunications and storage area network applications. The first product in this new family is a 10-port, 18-bit crossbar switch that can support a bandwidth of 742 Megabytes per second.

We are continuing to enhance and refine our existing product lines, while working to add next-generation products that address new market opportunities on a timely basis. The failure of the Company to complete and introduce new products in a timely manner at competitive price/performance levels would materially and adversely affect the Company's business and results of operations. See "Risk Factors - If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results could be harmed."


CUSTOMERS

The following is a list of some of our customers and end-users:


Computer                        Networking
  Acer                            3Com
  Apple                           Alcatel
  Asustek                         Cabletron
  Compal                          Cisco
  Compaq                          Lucent
  Dell                            Nortel Networks
  Futitsu
  Hitachi
  IBM                         Telecommunications, Peripherals and Others
  Intel                           Adaptec
  Inventec                        Canon
  NEC                             Hewlett Packard
  Quanta                          Lexmark
  Sony                            Motorola
  Toshiba                         Philips/Grundig
                                  Quantel
                                  S3
Contract Manufacturing            Xerox
  Celestica
  Flextronics
  Jabil Circuit
  Natsteel
  SCI
  Solectron


Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and contract manufacturing markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2000, our direct sales to Techmosa, a distributor in Taiwan, accounted for 11% of net revenues, and direct sales to our top five customers accounted for 37% of net revenues. In fiscal 2000 one end-user customer, Cisco Systems, accounted for 14% of gross revenues and sales to our top five end-user customers were 35% of gross revenues. In fiscal 1999, direct sales to Techmosa, a distributor in Taiwan, accounted for 14% of net revenues, and direct sales to the Company's top five customers accounted for 36% of net revenues. In fiscal 1998, direct sales to Techmosa accounted for 11% of net revenues, and direct sales to the Company's' top five customers accounted for 36% of net revenues. See "Risk Factors--The demand for our products depends on the growth of our end-user customer markets" and "Risk Factors--A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time."

Contract manufacturers have become important customers for us as systems designers in our target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors' ICs are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 21 U.S. patents relating to our circuit designs and have at least 14 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.6-, 0.5- and 0.35-micron CMOS process technologies and anticipate developing new products using 0.25-microntechnology over the next 12 months. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors. Sales to domestic and international distributors represented 56.4% of our net revenues in fiscal 2000, 57.2% of our net revenues in fiscal 1999, and 49.1% of our net revenues in fiscal 1998. Our major distributors in the United States include All American Semiconductor, Bell Microproducts, Future Electronics, Interface Electronics, Nu Horizons Electronics, and Pioneer Standard. Our major international distributors include EPCO Technology Co., Ltd (Taiwan), Desner Electronics (Singapore), Internix (Japan), MCM (Japan) and Techmosa(Taiwan).

We have four regional sales offices in the United States and sales offices in Taiwan, Singapore, Japan and Europe. International sales comprised approximately 46% of our net revenues in fiscal 2000, approximately 48% of our net revenues in fiscal 1999 and approximately 45% of our net revenues in fiscal 1998. We also support field sales design-in and training activities with application engineers. All marketing and product management personnel are located at our corporate headquarters in San Jose, California.

We focus our marketing efforts on product definition, new product introduction, product marketing, advertising and public relations. We use advertising both domestically and internationally to market our products independently and in cooperation with our distributors. Pericom product information is available on our web site, which contains technical information on all of our products and offers design modeling support and sample-request capabilities online. We also publish and circulate technical briefs relating to our products and their applications.

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales via these customers to OEMs. In addition, we use programs such as EDI bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

MANUFACTURING

We have adopted a fabless manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries and target additional foundry partners with which we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation and Hyundai Electronics. We provide Chartered with new product designs to be used for testing and qualifying advanced manufacturing processes from development to production. In exchange, Chartered provides us with wafer allocation and early access to process technology. We have also used Austria Mikro Systeme GmbH as a foundry since 1992 as well as New Japan Radio Corporation.

We rely on foreign subcontractors primarily for the assembly and packaging of our products and, to a lesser extent, for the testing of our finished products. Some of these subcontractors are our single source supplier for certain new packages.

COMPETITION

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include the following:

 .  product features and performance;
 .  product quality;
 .  price;
 .  success in developing new products;
 .  adequate wafer fabrication capacity and sources of raw materials;
 .  efficiency of production;
 .  timing of new product introductions;
 .  ability to protect intellectual property rights and proprietary information;
   and
 .  general market and economic conditions.

Our competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. Research and development expenses were $8.1 million in fiscal 2000, $6.0 million in fiscal 1999, and $5.1 million in fiscal 1998.

We actively seek cooperative relationships in product development. For example, we have signed agreements with Lexmark to license its spread spectrum technology and with Rambus to develop the Direct Rambus Clock Generator IC.

INTELLECTUAL PROPERTY

In the United States, we hold 21 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2000, we had 229 full-time employees and 2 part-time employees (21 are temporary employees), including 41 in sales, marketing and customer support, 105 in manufacturing, assembly and testing, 59 in engineering and quality assurance and 26 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.


RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; proposed new products or services; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results would be harmed.

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer's or end-user's product or system at the design stage. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer's or end-user's product and on the extent to which the system's design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

 .  quarter-to-quarter variations in operating results;
 .  announcements of technological innovations or new products by us or our competitors;
 . general conditions in the semiconductor and electronic systems industries; . changes in earnings estimates by analysts; and . price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

 .  the timing of new product introductions and announcements by us and by our competitors;
 .  customer acceptance of new products introduced by us;
 .  growth or reduction in the size of the market for interface ICs;
 .  a decline in the gross margins of our products;
 .  general conditions in the semiconductor industry;
 .  changes in our product mix;
 .  delay or decline in orders received from distributors;
 .  the availability of manufacturing capacity with our wafer suppliers;
 .  changes in manufacturing costs;
 .  fluctuations in manufacturing yields;
 .  the ability of customers to pay us;
 .  expenses incurred in obtaining, enforcing, and defending intellectual property rights; and
 . increased research and development expenses associated with new product introductions or process changes.

All of these factors are difficult to forecast and could seriously harm our operating results. Our expense levels are based in part on our expectations regarding future sales and are largely fixed in the short term. Therefore, we may be unable to reduce our expenses fast enough to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to our expectations or any material delay of customer orders could harm our operating results. In addition, if our operating results in future quarters fall below public market analysts' and investors' expectations, the market price of our common stock would likely decrease.

The markets for our products are characterized by rapidly changing technology, and our financial results could be harmed if we do not successfully develop and implement new manufacturing technologies or develop, introduce and sell new products.

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 400 products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following

 .  product performance and functionality;
 .  customer acceptance;
 .  competitive pricing;
 .  successful and timely completion of product development;
 . sufficient wafer fabrication capacity; and . achievement of acceptable manufacturing yields by our wafer suppliers.

We may also experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of new products or other difficulties in achieving volume production of these products. Even relatively minor errors may significantly affect the development and manufacture of new products. If we fail to complete and introduce new products in a timely manner at competitive price and performance levels, our business would be significantly harmed.

Intense competition in the semiconductor industry may reduce the demand for our products or the prices of our products, which could reduce our revenues.

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

We believe that our future success will depend on our ability to continue to improve and develop our products and processes. Unlike us, many of our competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products. This ability may provide them with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as ours may be able to manufacture and sell competitive products at lower prices. Any introduction of products by our competitors that are manufactured with improved process technology could seriously harm our business. As is typical in the semiconductor industry, our competitors have developed and marketed products that function similarly or identically to ours. If our products do not achieve performance, price, size or other advantages over products offered by our competitors, our products may lose market share. Competitive pressures could also reduce market acceptance of our products, reduce our prices and increase our expenses.

We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Product price declines and fluctuations may cause our future financial results to vary.

Historically, selling prices in the semiconductor industry generally, as well as for our products, have decreased significantly over the life of each product. We expect that selling prices for our existing products will continue to decline over time and that average selling prices for our new products will decline significantly over the lives of these products. Declines in selling prices for our products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce our overall gross margins and could seriously harm our business.

The demand for our products depends on the growth of our end users' markets.

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor products are incorporated. These markets include the following:

 .  computers and computer related peripherals;
 .  data communications and telecommunications equipment;
 . electronic commerce and the Internet; and . consumer electronics equipment.

Any decline in the demand for products in these markets could seriously harm our business, financial condition and operating results. These markets have also historically experienced significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. In the past, our operating results have been harmed by excess supply in the semiconductor industry. For example, we believe our net revenues fell from $41.2 million in fiscal 1996 to $33.2 million in fiscal 1997 primarily due to a cyclical downturn in the semiconductor industry. Accordingly, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In fiscal 2000, 1999 and 1998 we purchased approximately 75%, 85% and 90%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. In each fiscal year, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

 .  lack of adequate capacity;
 .  lack of available manufactured products;
 . lack of control over delivery schedules; and . unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business.

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling six-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts which obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers' internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries. The qualification process can take up to six months or longer. Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis.

We depend on single or limited source assembly subcontractors with whom we do not have written contracts. Any inability or unwillingness of our assembly subcontractors to meet our assembly requirements would delay our product shipments and harm our business.

We primarily rely on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for the testing of finished products.
Some of these subcontractors are our single source supplier for some of our new packages. In addition, changes in our or a subcontractor's business could cause us to become materially dependent on a single subcontractor. We have from time to time experienced difficulties in the timeliness and quality of product deliveries from our subcontractors and may experience similar or more severe difficulties in the future. We generally purchase these single or limited source components or services pursuant to purchase orders and have no guaranteed arrangements with these subcontractors. These subcontractors could cease to meet our requirements for components or services, or there could be a significant disruption in supplies from them, or degradation in the quality of components or services supplied by them. Any circumstance that would require us to qualify alternative supply sources could delay shipments, result in the loss of customers and limit or reduce our revenues.

We may have difficulty accurately predicting revenues for future periods.

Our expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. Our business is characterized by short-term orders and shipment schedules. We do not have long-term purchase agreements with any of our customers, and customers can typically cancel or reschedule their orders without significant penalty. We typically plan production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives. Customer demand is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, our gross profit would be reduced.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, key personnel would harm us.

To a greater degree than non-technology companies, our future success will depend on the continued contributions of our executive officers and other key management and technical personnel. None of these individuals has an employment agreement with us and each one would be difficult to replace. We do not maintain any key person life insurance policies on any of these individuals. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise harm our business, financial condition and results of operations.

Our future success also will depend on our ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, we expect to experience continued difficulty in filling our needs for qualified engineers and other personnel.

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position.

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 21 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

Because it is important to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent, trade secret and mask work protection for our technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements. In addition, the laws of some territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

The process technology used by our independent foundries, including process technology that we developed with our foundries, can generally be used by them to produce their own products or to manufacture products for other companies including our competitors. In addition, we may not have the right to implement key process technologies used to manufacture some of our products with foundries other than our present foundries.

We may not provide adequate allowances for exchanges, returns and concessions.

We recognize revenue from the sale of products when shipped, less an allowance based on future authorized and historical patterns of returns, price protection, exchanges and other concessions. We believe our methodology and approach are appropriate. However, if the actual amounts we incur exceed the allowances, it could decrease our revenue and corresponding gross profit.

The complexity of our products makes us highly susceptible to manufacturing problems, which could increase our costs and delay our product shipments.

The manufacture and assembly of our over 400 products are highly complex and sensitive to a wide variety of factors, including:

 .  the level of contaminants in the manufacturing environment;
 . impurities in the materials used; and . the performance of manufacturing personnel and production equipment.

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are cut into individual die. These die are assembled into individual packages and tested for performance. Our wafer fabrication suppliers have from time to time experienced lower than anticipated yields of suitable die. In the event of such decreased yields, we would incur additional costs to sort wafers, an increase in average cost per usable die and an increase in the time to market for our products. These conditions could reduce our net revenues and gross margin and harm our customer relations.

We do not manufacture any of our products. Therefore, we are referred to in the semiconductor industry as a "fabless" producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a "fabless" semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately11% of net revenues during fiscal 2000. Sales to our top five customers accounted
for approximately 37% of net revenues in fiscal 2000.   Of our end-user
customers, Cisco Systems accounted for approximately 14% of our gross revenues and sales to our top five end-user customers accounted for approximately 35% of gross revenues in fiscal 2000.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2000, sales to domestic and international distributors represented approximately 56% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

Almost all of our wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes us to the problems associated with international operations.

Almost all of our wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes us to risks associated with international business operations, including the following:

 .  disruptions or delays in shipments;
 .  changes in economic conditions in the countries where these subcontractors are located;
 .  currency fluctuations;
 .  changes in political conditions;
 .  potentially reduced protection for intellectual property;
 .  foreign governmental regulations;
 .  import and export controls; and
 .  changes in tax laws, tariffs and freight rates.

In particular, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People's Republic of China. Conflict or instability could disrupt the operations of one of our principal wafer suppliers and several of our assembly subcontractors located in Taiwan.

Because we sell our products to customers outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In fiscal 2000, approximately 29% of our net revenues derived from sales in Asia excluding Japan, approximately 9% from sales in Europe and approximately 8% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

 .  tariffs and other barriers and restrictions;
 .  unexpected changes in regulatory requirements;
 . the burdens of complying with a variety of foreign laws; and . delays resulting from difficulty in obtaining export licenses for technology.

We are also subject to general geopolitical risks in connection with our international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because our international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies. Regulatory, geopolitical and other factors could seriously harm our business or require us to modify our current business practices.

Our potential future acquisitions may not be successful because we have not made acquisitions in the past.

We have depended on internal growth in the past and have not made any acquisitions. As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

 .  potentially dilutive issuances of equity securities;
 .  large one-time write-offs;
 .  the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;
 .  difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
 . diversion of management's attention from other business concerns; and . risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

ITEM 2.   PROPERTIES

We lease approximately 53,400 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. The facility is leased through July 2004, with renewal options. We also have sales offices located in San Jose, California; Dallas, Texas; Marlborough, Massachusetts; and Cary, North Carolina as well as in Taiwan, Japan, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2001.


ITEM 3.   LEGAL PROCEEDINGS

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that we will not be subject to infringement claims by other parties. In May 1995, Quality Semiconductor, Inc. ("QSI"), a competitor, brought a lawsuit against us, claiming infringement of one of its patents by certain features in certain of our bus switch products and seeking injunctive relief and unspecified monetary damages. We settled this claim in fiscal 1999 without material adverse effect on our financial position or results of operations. However, any litigation, whether or not determined in our favor, can result in significant expense to us and can divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event we attempt to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our business and results of operations would be materially and adversely affected. There can be no assurance that any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect our business, financial condition and results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to page 22 of the Company's 2000 Annual Report to Shareholders. During fiscal year 2000, the Company did not sell any unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to page 2 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to pages 3 to 6 of the Company's 2000 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the information appearing under the caption "Market Risk Disclosure" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 6 of the Company's 2000 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to pages 7 to 21 of the Company's 2000 Annual Report to Shareholders. The unaudited quarterly results of operations are incorporated by reference to page 21 of the Company's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their respective ages as of June 30, 2000 are as follows:


                 Name           Age                     Position(s)
                 ----           ---                     -----------

Alex Chi-Ming Hui                43   Chief Executive Officer, President and
                                      Chairman of the Board of Directors
Chi-Hung (John) Hui, Ph.D.(1)    45   Vice President, Technology and Director
Patrick B. Brennan               62   Vice President, Finance and Administration
Tat C. Choi, Ph.D.               45   Vice President, Design Engineering
Mark Downing                     40   Vice President, Marketing
Daniel W. Wark                   44   Vice President, Operations
Hau L. Lee, Ph.D. (1)            47   Director
Millard (Mel) Phelps (1)         72   Director
Tay Thiam Song  (2)              45   Director
Jeffery Young  (2)               51   Director


______________

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

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 14, 2000, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)    Financial Statements

          The following financial statements of Pericom Semiconductor Corporation are incorporated by reference to pages 7 to 21 of the Company's 2000 Annual Report to Shareholders:

          Independent Auditors' Report
          Balance Sheets - June 30, 2000 and 1999
          Statements of Income - Years Ended June 30, 2000, 1999 and 1998 Statements of Shareholders' Equity and Comprehensive Income - Years
               Ended June 30, 2000, 1999 and 1998
          Statements of Cash Flows - Years Ended June 30, 2000, 1999 and 1998 Notes to Financial Statements

          (2)    Financial Statement Schedules

          The following financial statement schedule of the Registrant is filed as part of this report.

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)    Exhibits

         3.2   Restated Articles of Incorporation of the Registrant (1)
         3.3   Amended and Restated Bylaws  of the Registrant  (2)
        10.1 Registrant's 1990 Stock Option Plan, including Forms of Agreements thereunder (1)
        10.2 Registrant's 1995 Stock Option Plan, including Forms of Agreements thereunder (1)
        10.3 Registrant's 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (1)
        10.4 Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (1)
        10.5 Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)
        10.6 Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant
        10.7 Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant
        10.10 Second Amended Investors Rights Agreement, dated July 21, 1993, by and among the Registrant and the holders of Series A, Series B, and Series C Preferred Stock (1)
        10.11  Form of Indemnification Agreement (1)
        10.12 Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (1)
        13.1   2000 Annual Report to Shareholders
        23.1   Consent of Independent Auditors
        27.1   Financial Data Schedule for the Year Ended June 30, 2000

          (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 333-35327, in which the exhibit bears the same number.

          (2) Incorporated herein by reference to the Company's fiscal 1999 Annual Report on Form 10-K ("Form 10-K"), File No. 000-27026, in which the exhibit bears the same name.

     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the fourth quarter ended July 1, 2000.

     (c)  Exhibits:

          See list of exhibits under (a)(3) above.

     (d)  Financial Statement Schedules:

          See list of schedules under (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PERICOM SEMICONDUCTOR CORPORATION


                                       By:         /s/ ALEX C. HUI
                                          --------------------------------------
                                                       Alex C. Hui
                                          Chief Executive Office, President and
                                            Chairman of the Board of Directors

                                     Date:          September 29, 2000


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


          Signature                               Title                                          Date
          ---------                               -----                                          ----

       /s/ ALEX C. HUI               Chief Executive Officer, President and                 September 29, 2000
---------------------------------
           Alex C. Hui               Chairman of the Board of Directors
                                     (Principal Executive Officer)

   /s/ PATRICK B. BRENNAN            Vice President, Finance & Administration               September 29, 2000
---------------------------------
       Patrick B. Brennan            (Principal Financial Officer and Accounting
                                     Officer)

    /s/ JOHN CHI-HUNG HUI            Vice President, Technology and Director                September 29, 2000
---------------------------------
        John Chi-Hung Hui

      /s/ JEFFREY YOUNG              Director                                               September 29, 2000
---------------------------------
          Jeffrey Young

     /s/ TAY THIAM SONG              Director                                               September 29, 2000
---------------------------------
         Tay Thiam Song

     /s/ MILLARD PHELPS              Director                                               September 29, 2000
---------------------------------
         Millard Phelps

        /s/ HAU L. LEE.              Director                                               September 29, 2000
---------------------------------
            Hau L. Lee

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Pericom Semiconductor Corporation as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000 and have issued our report thereon dated July 25, 2000; such financial statements and report are incorporated by reference in this 2000 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pericom Semiconductor Corporation, listed in Item 14(a)(2). Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
July 25, 2000

Schedule II

                       PERICOM SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)


                         Balance at     Charged to                   Balance at
                         Beginning      Costs and                      End of
                         Of Period       Expenses      Deductions      Period
                         ---------       --------      ----------      ------

Accounts receivable
allowances June 30,
      2000                $2,570          $  773          ---          $3,343
      1999                 1,559           1,011          ---           2,570
      1998                 1,198             401           40           1,559