Form 10-Q
period 2000-09-30
PERICOM SEMICONDUCTOR CORP
filed 2000-11-13
CIK 1001426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Yes   [X]    No   [_]

As of November 3, 2000 the Registrant had outstanding 24,855,856 shares of Common Stock.

                       Pericom Semiconductor Corporation

              Form 10-Q for the Quarter Ended September 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                   Page
                                                                 ----
     Item 1:   Financial Statements

               Condensed Balance Sheets as of
               September 30, 2000 and June 30, 2000               3

               Condensed Statements of Income
               for the three months ended September 30, 2000
               and three months ended September 30, 1999          4

               Condensed Statements of Cash Flows
               for the three months ended September 30, 2000
               and three months ended September 30, 1999          5

               Notes to Condensed Financial Statements            6

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9

     Item 3:   Quantitative and Qualitative Disclosures about
               Market Risk                                       19


PART II.  OTHER INFORMATION

     Item 6:   Exhibits and Reports on Form 8-K                  20

     Signatures                                                  21

                        PART I.  FINANCIAL INFORMATION
                         Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                           Condensed Balance Sheets
                                (In thousands)

                                                                       September 30,         June 30,
                                                                           2000              2000 (1)
                                                                           -----             --------
                                                                        (Unaudited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                           $131,455            $124,115
     Short-term investments                                                17,607              16,549
     Accounts receivable:
          Trade (net of allowances of $3,837, and $3,343)                  13,818              12,012
          Other receivables                                                   663                 377
     Inventories                                                           11,852              13,166
     Prepaid expenses and other current assets                                211                 209
     Deferred income taxes                                                  1,099               1,099
                                                                         ----------------------------
                Total current assets                                      176,705             167,527
Property and equipment - net                                                8,540               8,246
Investment in and advances to investee                                      4,245               4,287
Other assets                                                                  288                 306
                                                                         ----------------------------
                Total                                                    $189,778            $180,366
                                                                         ============================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  9,656            $  8,983
     Accrued liabilities                                                    3,479               3,561
     Income taxes payable                                                   3,564               1,710
                                                                         ----------------------------
               Total current liabilities                                   16,699              14,254
Deferred income taxes                                                       1,340               1,340
Shareholders' equity:
     Common stock                                                         131,692             130,834
     Accumulated other comprehensive loss                                     (17)                (90)
     Retained earnings                                                     40,064              34,028
                                                                         ----------------------------
               Total shareholders' equity                                 171,739             164,772
                                                                         ----------------------------
               Total                                                     $189,778            $180,366
                                                                         ============================

(1) Derived from the June 30, 2000 audited balance sheet included in the Company's Annual Report on Form 10-K.

                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                        Three Months Ended
                                                           September 30,
                                                         2000         1999
                                                         ----         ----

     Net revenues                                       $33,360      $17,625
     Cost of revenues                                    19,050       10,233
                                                        --------------------
          Gross profit                                   14,310        7,392
                                                        --------------------
     Operating expenses:
          Research and development                        2,587        1,619
          Selling, general and administrative             3,985        2,504
                                                        --------------------
               Total                                      6,572        4,123
                                                        --------------------
     Income from operations                               7,738        3,269
     Equity in net loss of investee                        (225)         (84)
     Interest income                                      2,223          361
                                                        --------------------
     Income before income taxes                           9,736        3,546
     Provision for income taxes                           3,700        1,419
                                                        --------------------
     Net income                                         $ 6,036      $ 2,127
                                                        --------------------
     Basic earnings per share                           $  0.24      $  0.11
                                                        --------------------
     Diluted earnings per share                         $  0.22      $  0.10
                                                        --------------------
     Shares used in computing basic earnings per share   24,694       19,222
                                                        --------------------
     Shares used in computing diluted earnings per       27,475       21,640
      share                                             --------------------


                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                    ------------------------
                                                      2000            1999
                                                    --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  6,036         $ 2,127
Adjustments to reconcile net income to net cash
  Provided by (used for) operating activities:
  Depreciation and amortization                          772             499
  Equity in net loss of joint venture                    225              84
  Changes in assets and liabilities:
     Accounts receivable                              (2,092)         (1,248)
     Inventories                                       1,314            (959)
     Prepaid expenses and other current assets            (2)            157
     Accounts payable                                    673             449
     Accrued liabilities                                 (82)            148
     Income taxes payable                              1,854           1,240
                                                    ------------------------
Net cash provided by operating activities              8,698           2,497
                                                    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment              (1,066)         (1,233)
     Purchase of short-term investments               (2,424)         (3,545)
     Maturities of short-term investments              1,440           2,900
     Increase in other assets                             18            (116)
     Advances to investee                               (183)           (398)
                                                    ------------------------
Net cash used in investing activities                 (2,215)          (2392)
                                                    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                857             572
                                                    ------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS             7,340             677
CASH AND CASH EQUIVALENTS:
     Beginning of period                             124,115           8,328
                                                    ------------------------
     End of period                                  $131,455         $ 9,005
                                                    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                    --         $   178
                                                    ========================


                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. The Company's fiscal year 2000 ended on July 1, 2000. The three month periods in fiscal years 2000 and 1999 ended on September 30, 2000 and October 2, 1999, respectively.

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

Shares outstanding and basic and diluted earnings per share have been adjusted for the three month period ended September 30, 1999 to account for the two-for-one stock in August 2000.

Basic and diluted earnings per share for the three month periods ended September 30, 2000 and September 30, 1999 are computed as follows:

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2000         1999
                                                                       ----         ----
Net income                                                           $ 6,036       $ 2,127
                                                                     =====================
Computation of common shares outstanding - basic
 earnings per share:
          Weighted average shares of common stock                     24,694        19,222
                                                                     ---------------------
Shares used in computing basic earnings per share                     24,694        19,222
                                                                     =====================

Basic earnings per share                                             $  0.24       $  0.11
                                                                     =====================
Computation of common shares outstanding - diluted
 earnings per share:
          Weighted average shares of common stock                     24,694        19,222
          Dilutive options using the treasury stock method             2,781         2,418
                                                                     ---------------------

Shares used in computing diluted earnings per share                   27,475        21,640
                                                                     =====================

Diluted earnings per share                                           $  0.22       $  0.10
                                                                     =====================

3. Inventories

Inventories consist of (in thousands):

                                                    September 30,   June 30,
                                                        2000          2000
                                                        ----          ----

   Finished goods                                     $ 4,010          $ 4,403
   Work in process                                      5,780            6,285
   Raw materials                                        2,062            2,478
                                                      ------------------------
                                                      $11,852          $13,166
                                                      ========================


4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                                    September 30       June 30,
                                                       2000              2000
                                                       ----              ----
   Accrued compensation                               $1,787            $2,066
   External sales representative commissions           1,065               975
   Other accrued expenses                                627               520
                                                      ------            ------
                                                      $3,479            $3,561
                                                      ========================

5. Industry and Segment Information

In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

6. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three month periods ended September 30, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                             Three Months Ended
                                                September 30,
                                            --------------------
                                              2000          1999
                                            ------        ------
   Net income                               $6,036        $2,127
   Unrealized gain/(loss) on investment         73            (4)
                                            --------------------
   Comprehensive income                     $6,109        $2,123
                                            ====================

7. Derivative Instruments and Hedging Activities

On July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company does not have any derivatives as of September 30, 2000.

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

                                                  Three Months Ended
                                                     September 30,
                                               -----------------------
                                                 2000            1999
                                                 ----            ----

Net revenues                                    100.0%          100.0%
Cost of revenues                                 57.1%           58.1%
                                               ------------------------
     Gross profit                                42.9%           41.9%
                                               ------------------------
Operating expenses:
     Research and development                     7.8%            9.2%
     Selling, general and administrative         11.9%           14.2%
                                               ------------------------
          Total                                  19.7%           23.4%
                                               ------------------------
Income from operations                           23.2%           18.5%
Other income, net                                 6.0%            1.6%
                                               ------------------------
Income before income taxes                       29.2%           20.1%
Provision for income taxes                       11.1%            8.0%
                                               ------------------------
Net income                                       18.1%           12.1%
                                               ========================

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 89% from $17.6 million for the quarter ended September 30, 1999 to $33.4 million for the quarter ended September 30, 2000. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines, offset in part by a decline in the weighted average selling price of certain products. Sales to domestic and international distributors as a percent of total revenues dropped from 58% for the quarter ended September 30, 1999 to 51% for the quarter ended September 30, 2000. Sales to one customer, an international distributor, accounted for approximately 11% of net revenues in the quarter ended September 30, 2000 and approximately 14% of net revenues in the quarter ended September 30, 1999.

Gross Profit

Gross profit increased 94% from $7.4 million for the quarter ended September 30, 1999 to $14.3 million for the quarter ended September 30, 2000. Gross profit as a percentage of net revenues, or gross margin, increased from 41.9% in the quarter ended September 30, 1999 to 42.9% in the quarter ended September

30, 2000. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in the Company's various product lines.

Research and Development

Research and development expenses increased 60% from $1.6 million for the quarter ended September 30, 1999 to $2.6 million for the quarter ended September 30, 2000, but decreased as a percentage of net revenues from 9.2% to 7.8%. The increase in expense is attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff and related infrastructure as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 59% from $2.5 million for the quarter ended September 30, 1999 to $4.0 million for the quarter ended September 30, 2000, but decreased as a percentage of net revenues from 14.2% to 11.9%.

The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $277,000 for the quarter ended September 30, 1999 to $1,998,000 for the quarter ended September 30, 2000. From the quarter ended September 30, 1999 to the quarter ended September 30, 2000, the Company's share of the net losses of PTI increased from $84,000 to $225,000 and interest income rose from $361,000 to $2,223,000 due to interest earned on the increased cash balances that resulted from the net proceeds from the Company's follow-on public offering in March 2000.

Provision for Income Taxes

The provision for income taxes increased from $1,419,000 for the quarter ended September 30, 1999 to $3,700,000 for the quarter ended September 30, 2000. The effective tax rate of 38% in the quarter ended September 30, 2000 has decreased from the 40% rate used in the comparable period last year. In the first quarter of the prior year the research and development tax credit had expired which caused the effective tax rate to increase. The research and development tax credit was subsequently extended and the overall effective tax rate for the prior fiscal year was 37.5%. The increase in the current fiscal quarter versus the prior full fiscal year is due primarily to the increase in taxable income. The provision for income taxes also differed from the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $2.5 million of cash during the quarter ended September 30, 1999 and $8.7 million of cash during the quarter ended September 30, 2000.

Net cash used for investing activities decreased from $2.4 million for the three months ended September 30, 1999 to $2.2 million for the quarter ended September 30, 2000. The Company made capital expenditures of approximately $1.1 million during the quarter ended September 30, 2000 compared with $1.2 million in the comparable period of the previous year, and also increased net purchases of short-term investments by $339,000 during the quarter ended September 30, 2000 compared to the same period last year.

On March 8, 2000 the Company sold 2.2 million shares (on a pre-split basis before the Company's 2-for-1 stock split in August 2000) of common stock in a follow-on public offering. Net proceeds to the Company, before expenses, from this offering were $101,376,000 after underwriting discounts and commissions. Expenses were approximately $427,000. These funds are invested in short-term money market funds.

As of September 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $149.1 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain adequate capital on terms acceptable to it.


Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company's tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company's exposure to interest rate risk; future economic conditions or performance; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company's Form 10-K under the heading "Risk Factors; Factors That May Affect Future Results", and (iii) in Note 1 to the Notes to Condensed Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 500 products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

In fiscal 2000, 1999 and 1998 we purchased approximately 75%, 85% and 90%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first quarter of fiscal 2001 we purchased 62% of our wafers from Chartered. In each fiscal period, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 24 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

The manufacture and assembly of our over 500 products are highly complex and sensitive to a wide variety of factors, including:

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 11% of net revenues during fiscal 2000 and the quarter ended September 30, 2000. Sales to our top five customers accounted for approximately 37% of net revenues in fiscal 2000 and 43% of net revenues for the quarter ended September 30, 2000. Of our end-user customers, Cisco Systems accounted for approximately 14% of our gross revenues and sales to our top five end-user customers accounted for approximately 35% of gross revenues in fiscal 2000. For the quarter ended September 30, 2000 sales to Cisco Systems were 11% of gross revenues and sales to our top five end-user customers were approximately 39% of gross revenues.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2000, sales to domestic and international distributors represented approximately 56% of net revenues, and for the three months ended September 30, 2000 sales to our distributors were 52% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal 2000, approximately 29% of our net revenues derived from sales in Asia excluding Japan, approximately 9% from sales in Europe and approximately 8% from sales in Japan. In the quarter ended September 30, 2000, approximately 30% of our net revenues derived from sales in Asia excluding Japan, approximately 11% from sales in Europe and approximately 7% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2000, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $17.6 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2000, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a.    Exhibits

           Exhibit 27.1 - Financial Data Schedule

     b.    Reports on Form 8-K.

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pericom Semiconductor Corporation
                                                 (Registrant)



Date:  November 10, 2000                By: /s/ Alex Hui
                                            ------------
                                            Alex Hui
                                            Chief Executive Officer



Date:  November 10, 2000                By: /s/ Michael D. Craighead
                                            ------------------------
                                            Michael D. Craighead
                                            Chief Financial Officer
                                            (Chief Accounting Officer)