Form 10-Q
period 2000-12-30
PERICOM SEMICONDUCTOR CORP
filed 2001-02-09
CIK 1001426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 30, 2000

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

Yes     [X]       No     [_]


As of February 6, 2001 the Registrant had outstanding 24,943,191 shares of Common Stock.

                       Pericom Semiconductor Corporation

               Form 10-Q for the Quarter Ended December 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                     ----
        Item 1:   Financial Statements
                  Condensed Balance Sheets as of
                  December 31, 2000 and June 30, 2000                                  3

                  Condensed Statements of Income
                  for the three months and six months ended
                  December 31, 2000 and December 31, 1999                              4

                  Condensed Statements of Cash Flows
                  for the six months ended
                  December 31, 2000 and December 31, 1999                              5

                  Notes to Condensed Financial Statements                              6

        Item 2:   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        9

        Item 3:   Quantitative and Qualitative Disclosures about
                  Market Risk                                                         19



PART II.  OTHER INFORMATION

        Item 4:  Submission of Matters to Vote of Security Holders                    21

        Item 6:  Exhibits and Reports on Form 8-K                                     21

        Signatures                                                                    22

                        PART I.  FINANCIAL INFORMATION
                         Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                           Condensed Balance Sheets
                                (In thousands)


                                                                                     December 31,          June 30,
                                                                                        2000               2000 (1)
                                                                                     -----------           --------
                                 ASSETS                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                        $134,202            $124,115
     Short-term investments                                                             18,644              16,549
     Accounts receivable:
          Trade (net of allowances of $5,487, and $3,343)                               16,880              12,012
          Other receivables                                                                573                 377
     Inventories                                                                        11,868              13,166
     Prepaid expenses and other current assets                                             284                 209
     Deferred income taxes                                                               1,099               1,099
                                                                           ---------------------------------------
                Total current assets                                                   183,550             167,527
Property and equipment - net                                                             9,786               8,246
Investment in and advances to investee                                                   4,350               4,287
Other assets                                                                               257                 306
                                                                           ---------------------------------------
               Total                                                                  $197,943            $180,366
                                                                           =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $ 11,136            $  8,983
     Accrued liabilities                                                                 3,948               3,561
     Income taxes payable                                                                2,667               1,710
                                                                           ---------------------------------------
               Total current liabilities                                                17,751              14,254
Deferred income taxes                                                                    1,340               1,340
Shareholders' equity:
     Common stock                                                                      132,170             130,834
     Accumulated other comprehensive loss                                                    0                 (90)
     Retained earnings                                                                  46,682              34,028
                                                                           ---------------------------------------
               Total shareholders' equity                                              178,852             164,772
                                                                           ---------------------------------------
               Total                                                                  $197,943            $180,366
                                                                           =======================================

(1) Derived from the June 30, 2000 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                        Condensed Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                 Three Months Ended               Six Months Ended
                                                                     December 31                     December 31,
                                                                2000            1999            2000            1999
                                                               -------         -------         -------         -------
Net revenues                                                   $35,718         $20,009         $69,078         $37,634
Cost of revenues                                                20,250          11,581          39,300          21,814
                                                       ---------------------------------------------------------------
     Gross profit                                               15,468           8,428          29,778          15,820
                                                       ---------------------------------------------------------------
Operating expenses:
     Research and development                                    2,754           1,874           5,341           3,493
     Selling, general and administrative                         4,231           2,768           8,216           5,272
                                                       ---------------------------------------------------------------
          Total                                                  6,985           4,642          13,557           8,765
                                                       ---------------------------------------------------------------
Income from operations                                           8,483           3,786          16,221           7,055
Equity in net loss of investee                                    (132)            (84)           (357)           (168)
Interest income                                                  2,323             387           4,546             748
                                                       ---------------------------------------------------------------
Income before income taxes                                      10,674           4,089          20,410           7,635
Provision for income taxes                                       4,056           1,472           7,756           2,891
                                                       ---------------------------------------------------------------
Net income                                                     $ 6,618         $ 2,617         $12,654         $ 4,744
                                                       ===============================================================
Basic earnings per share                                         $0.27           $0.13           $0.51           $0.25
                                                       ===============================================================
Diluted earnings per share                                       $0.24           $0.12           $0.46           $0.22
                                                       ===============================================================
Shares used in computing basic earnings per share               24,875          19,430          24,785          19,326
                                                       ===============================================================
Shares used in computing diluted earnings per share             27,272          22,056          27,374          21,848
                                                       ===============================================================


                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                  Six Months Ended
                                                                     December 31,
                                                           -------------------------------
                                                                2000             1999
                                                              --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 12,654          $ 4,744
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                               1,591            1,097
     Equity in net loss of joint venture                           357              168
     Changes in assets and liabilities:
          Accounts receivable                                   (5,065)          (1,791)
          Inventories                                            1,298           (3,505)
          Prepaid expenses and other current assets                (75)             251
          Accounts payable                                       2,153            1,373
          Accrued liabilities                                      388              174
          Income taxes payable                                     957            1,068
                                                       --------------------------------
Net cash provided by operating activities                       14,258            3,579
                                                       --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                   (3,131)          (2,173)
          Purchase of short-term investments                    (4,253)          (5,299)
          Maturities of short-term investments                   2,250            4,400
          Decrease (Increase) in other assets                       49              (98)
          Advances to investee                                    (421)            (776)
                                                       --------------------------------
Net cash used in investing activities                           (5,506)          (3,946)
                                                       --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                   1,335              849
                                                       --------------------------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                      10,087              482
CASH AND CASH EQUIVALENTS:
          Beginning of period                                  124,115            8,328
                                                       --------------------------------
          End of period                                       $134,202          $ 8,810
                                                       ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                        $  4,954          $   870
                                                       ================================


                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of December 31, 2000 and the results of operations and cash flows for the three and six-month periods ended December 31, 2000 and 1999. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six- month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. The Company's fiscal year 2000 ended on July 1, 2000. The three and six-month periods in fiscal years 2000 and 1999 ended on December 30, 2000 and January 1, 2000, respectively.

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

Shares outstanding and basic and diluted earnings per share have been adjusted for the three and six-month periods ended December 31, 1999 to account for the two-for-one stock split in September 2000.

Basic and diluted earnings per share for the three and six-month periods ended December 31, 2000 and December 31, 1999 are computed as follows:

                                                                        Three Months Ended           Six Months Ended
                                                                           December 31,                 December 31,
                                                                       2000          1999          2000           1999
                                                                     -------       -------       -------        -------
Net income                                                           $ 6,618       $ 2,617       $12,654        $ 4,744
                                                             ----------------------------------------------------------
Computation of common shares outstanding - basic earnings
per share:
          Weighted average shares of common stock                     24,875        19,430        24,785         19,326
                                                             ----------------------------------------------------------

Shares used in computing basic earnings per share                     24,875        19,430        24,785         19,326
                                                             ----------------------------------------------------------

Basic earnings per share                                             $  0.27       $  0.13       $  0.51        $  0.25
                                                             ----------------------------------------------------------

Computation of common shares outstanding - diluted earnings
 per share:
          Weighted average shares of common stock                     24,875        19,430        24,785         19,326
          Dilutive options using the treasury stock method             2,397         2,626         2,589          2,522
                                                             ----------------------------------------------------------

Shares used in computing diluted earnings per share                   27,272        22,056        27,374         21,848
                                                             ----------------------------------------------------------

Diluted earnings per share                                           $  0.24       $  0.12       $  0.46        $  0.22
                                                             ----------------------------------------------------------

3. Inventories

Inventories consist of (in thousands):

                                                                    December 31,   June 30,
                                                                       2000          2000
                                                                      -------       -------
Finished goods                                                        $ 4,010       $ 4,403
Work in process                                                         5,455         6,285
Raw materials                                                           2,403         2,478
                                                          ---------------------------------
                                                                      $11,868       $13,166
                                                          =================================


4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                                                    December 31     June 30,
                                                                        2000         2000
                                                                        -----        -----
Accrued compensation                                                   $2,026        $2,066
External sales representative commissions                               1,079           975
Other accrued expenses                                                    843           520
                                                          ---------------------------------
                                                                       $3,948        $3,561
                                                          =================================

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

6. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three and six month periods ended December 31, 2000 and 1999, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                                                      Three Months Ended             Six Months Ended
                                                                         December 31,                   December 31,
                                                      -----------------------------------------------------------------
                                                                     2000          1999              2000          1999
                                                                   ------        ------           -------        ------
Net income                                                         $6,618        $2,617           $12,654        $4,744
Unrealized gain/(loss) on investment                                   17           (52)               90           (55)
                                                      -----------------------------------------------------------------
Comprehensive income                                               $6,635        $2,565           $12,744        $4,689
                                                      =================================================================

7.  Derivative Instruments and Hedging Activities

On July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company does not have any derivatives as of December 31, 2000. There was no impact to the Company's financial statements due to the adoption of SFAS No. 133.

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

                                                         Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                               ----------------------------------------------------------
                                                         2000            1999           2000         1999
                                                        -----           -----          -----        -----

Net revenues                                            100.0%          100.0%         100.0%       100.0%
Cost of revenues                                         56.7%           57.9%          56.9%        58.0%
                                               ----------------------------------------------------------
     Gross profit                                        43.3%           42.1%          43.1%        42.0%
                                               ----------------------------------------------------------

Operating expenses:
     Research and development                             7.7%            9.4%           7.7%         9.3%
     Selling, general and administrative                 11.8%           13.8%          11.9%        14.0%
                                               ----------------------------------------------------------
          Total                                          19.6%           23.2%          19.6%        23.3%
                                               ----------------------------------------------------------
Income from operations                                   23.7%           18.9%          23.5%        18.7%
Other income, net                                         6.1%            1.5%           6.1%         1.5%
                                               ----------------------------------------------------------
Income before income taxes                               29.9%           20.4%          29.5%        20.3%
Provision for income taxes                               11.4%            7.3%          11.2%         7.7%
                                               ----------------------------------------------------------
Net income                                               18.5%           13.1%          18.3%        12.6%
                                               ----------------------------------------------------------

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 78.5% from $20.0 million for the quarter ended December 31, 1999 to $35.7 million for the quarter ended December 31, 2000. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and SiliconClock product lines. Sales to domestic and international distributors as a percent of total revenues decreased from 64.2% for the quarter ended December 31, 1999 to 58.6% for the quarter ended December 31, 2000. Sales to one customer, an international distributor, accounted for approximately 7.1% of net revenues in the quarter ended December 31, 2000 and approximately 15.6% of net revenues in the quarter ended December 31, 1999. As a percentage of gross revenues, sales to one-end user customer, Cisco Systems, increased from 9.0% in the quarter ended December 31, 1999 to 12.0% in the quarter ended December 31, 2000.

Net revenues increased 83.6% from $37.6 million for the six-month period ended December 31, 1999 to $69.1 million for the six-month period ended December 31, 2000. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface, SiliconSwitch and

SiliconClock product lines. Sales to domestic and international distributors as a percentage of total revenues decreased to 55.2% in the first half of fiscal 2001 from 61.4% in the comparable period in fiscal 2000. Sales to one customer, an international distributor, accounted for approximately 8.8% of net revenues in the first half of fiscal 2001 versus approximately 14.9% in the comparable period in fiscal 2000. As a percentage of gross revenues, sales to one-end user customer, Cisco Systems, decreased from 11.7% in the six months ended December 31, 1999 to 11.4% in the six months ended December 31, 2000.

Gross Profit

Gross profit increased 83.5% from $8.4 million for the quarter ended December 31, 1999 to $15.5 million for the quarter ended December 31, 2000. Gross profit as a percentage of net revenues, or gross margin, increased from 42.1% in the quarter ended December 31, 1999 to 43.3% in the quarter ended December 31, 2000. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced assembly and test costs.

Gross profit increased 88.2% from $15.8 million for the six-month period ending December 31, 1999 to $29.8 million for the six-month period ended December 31, 2000. Gross margin for the same six-month periods increased from 42.0% last year to 43.1% this year. These increases are for the same reasons cited in the above analysis of the three-month periods ending December 31, 2000 and 1999.

Research and Development

Research and development expenses increased 47.0% from $1.9 million for the quarter ended December 31, 1999 to $2.8 million for the quarter ended December 31, 2000, but decreased as a percentage of net revenues from 9.4% to 7.7%. Research and development expenses increased from $3.5 million for the six-month period ended December 31, 1999 to $5.3 million for the six-month period ended December 31, 2000, an increase of 52.9%, but also decreased as a percentage of net revenue from 9.3% to 7.7% for those periods. The increase in expense is attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff and related infrastructure as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 52.9% from $2.8 million for the quarter ended December 31, 1999 to $4.2 million for the quarter ended December 31, 2000, but decreased as a percentage of net revenues from 13.8% to 11.8%. Selling, general and administrative expenses increased from $5.3 million for the six-month period ended December 31, 1999, to $8.2 million for the six-month period ended December 31, 2000, an increase of 55.8%, but also decreased as a percentage of net revenue from 14.0% to 11.9% for those periods. The increase in expense in each period was primarily attributable to increased staffing levels, particularly in sales and marketing and increases in commissions due to sales growth.

The Company anticipates that selling, general and administrative expenses will increase in future periods due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels.

Other Income, Net

Other income, net includes interest income and the Company's allocated portion of net losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $303,000 for the quarter ended December 31, 1999 to $2,191,000 for the quarter ended December 31, 2000. From the quarter ended December 31, 1999 to the quarter ended December 31, 2000, the Company's share of the net losses of PTI increased from $84,000 to $132,000 and interest income rose from $387,000 to $2,323,000 due to interest earned on the increased cash balances that resulted from the net proceeds from the Company's follow-on public offering in March 2000. For the six-month period ended December 31, 1999 compared with the same period ended December 31, 2000, other income, net rose from $580,000 to $4,189,000 as the Company's share in the net losses of PTI increased from $168,000 to $357,000 and interest income rose from $748,000 to $4,546,000.

Provision for Income Taxes

The provision for income taxes increased from $1,472,000 for the quarter ended December 31, 1999 to $4,056,000 for the quarter ended December 31, 2000. The increase in the provision for income taxes for the current fiscal quarter is due primarily to the increase in taxable income. The effective tax rate of 38.0% in the quarter ended December 31, 2000 has increased from the 36.0% rate used in the comparable period last year. The provision for income taxes also differed from the federal statutory rate due to state income taxes. For the six-month periods ended December 31, 2000 and December 31, 1999 the provision for income taxes was $7,756,000 and $2,891,000, respectively, and the effective tax rates were 38.0% and 37.9% respectively. In the first quarter of the prior fiscal year the research and development tax credit had expired which caused the effective tax rate to increase. The research and development tax credit was subsequently extended and the overall effective tax rate for the prior fiscal year was 37.5%.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $14.3 million of cash during the first half of fiscal 2001 and $3.6 million of cash during the first half of fiscal 2000.

Net cash used for investing activities increased from $3.9 million for the six months ended December 31, 1999 to $5.5 million for the six months ended December 31, 2000. The Company made capital expenditures of approximately $3.1 million during the six months ended December 31, 2000 compared with $2.2 million in the comparable period of the previous year, and also increased net purchases of short-term investments by $1,105,000 during the six months ended December 31, 2000 compared to the same period last year.

On March 8, 2000 the Company sold 2.2 million shares (on a pre-split basis before the Company's 2-for-1 stock split in September 2000) of common stock in a follow-on public offering. Net proceeds to the Company, before expenses, from this offering were $101,376,000 after underwriting discounts and commissions. Expenses were approximately $427,000. These funds are invested in short-term money market funds.

As of December 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $152.8 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

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

 . changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

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

In fiscal 2000, 1999 and 1998 we purchased approximately 75%, 85% and 90%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first half of fiscal 2001 we purchased 62% of our wafers from Chartered. In each fiscal period, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 26 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 14.9% of net revenues during the first six months of fiscal 2000 and approximately 8.8% of net revenues during the first six months of fiscal 2001. Sales to our top five customers accounted for approximately 39.5% of net revenues in the first six months of fiscal 2000 and approximately 37.2% of net revenues in the first six months of fiscal 2001. Of our end-user customers, Cisco Systems accounted for approximately 11.7% of our gross revenues in the first half of fiscal 2000 and sales to our top five end-user customers accounted for approximately 33.0% of gross revenues in the same period. For the six months ended December 31, 2000 sales to Cisco Systems were 11.4% of gross revenues and sales to our top five end-user customers were approximately 37.6% of gross revenues.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 31, 1999, sales to domestic and international distributors represented approximately 61.4% of net revenues, and for the six months ended December 31, 2000 sales to our distributors were 55.2% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the six months ended December 31, 1999, approximately 33% of our net revenues derived from sales in Asia excluding Japan, approximately 7% from sales in Europe and approximately 10% from sales in Japan. In the six months ended December 31, 2000, approximately 29% of our net revenues derived from sales in Asia excluding Japan, approximately 11% from sales in Europe and approximately 7% from sales in Japan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2000, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $18.6 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2000, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     The Annual Meeting of Shareholders was held on December 14, 2000 in San Jose, California. The results of proposals approved by the Company's shareholders are as follows:

       1.   Election of six directors of the Company to
            serve for the ensuing year and until their
            successors are elected and qualified.
                                                       Votes           Votes
            Name of Director                           For            Withheld
            ----------------                          -----          ----------
            Alex Chi-Ming Hui                       21,515,309       1,013,706
            Chi-Hung (John) Hui, Ph.D.              17,604,020       4,924,995
            Hau L. Lee, Ph.D.                       22,251,689         277,326
            Millard (Mel) Phelps                    22,250,245         278,770
            Tay Thiam Song                          22,252,023         276,992
            Jeffrey Young                           22,248,431         280,584

                                                                                                          Votes
                                                                                                        Abstained/
                                                                                                      ---------------
                                                                         Votes            Votes           Broker
                                                                          For            Against         Non-vote
                                                                         -----           -------      ---------------
       2.   Approval of the Company's 2001 Stock                       9,498,865        8,700,169          28,189/
            Incentive Plan.                                                                               4,301,792

                                                                         Votes            Votes           Votes
                                                                          For            Against        Abstained/
                                                                         -----           -------      ---------------
       3.   To ratify and approve the appointment of                  22,507,665            8,474          12,876
            Deloitte & Touche LLP as the independent
            auditors for the Company for the fiscal year
            ending June 30, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

     a.   Exhibits

          10.13 Registrant's 2000 Employee Stock Purchase Plan, including Forms of Agreement thereunder

          10.14 Registrant's 2001 Stock Incentive Plan, including Forms of Agreement thereunder


     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pericom Semiconductor Corporation
                                           (Registrant)


Date:  February 8, 2001          By: /s/ Alex Hui
                                     ----------------------------------
                                     Alex Hui
                                     Chief Executive Officer



Date:  February 8, 2001          By: /s/ Michael D. Craighead
                                     ----------------------------------
                                     Michael D. Craighead
                                     Chief Financial Officer
                                     (Chief Accounting Officer)