Form 10-Q
period 2001-03-31
PERICOM SEMICONDUCTOR CORP
filed 2001-05-14
CIK 1001426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

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

Yes  [X]  No   [_]

As of May 7, 2001 the Registrant had outstanding 25,088,654 shares of Common Stock.

                       Pericom Semiconductor Corporation

                Form 10-Q for the Quarter Ended March 31, 2001

                                     INDEX


PART I.   FINANCIAL INFORMATION                                      Page
                                                                     ----

     Item 1:   Financial Statements

               Condensed Balance Sheets as of
               March 31, 2001 and June 30, 2000                        3

               Condensed Statements of Income
               for the three months and nine months ended
               March 31, 2001 and March 31, 2000                       4

               Condensed Statements of Cash Flows
               for the nine months ended
               March 31, 2001 and March 31, 2000                       5

               Notes to Condensed Financial Statements                 6

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9

     Item 3:   Quantitative and Qualitative Disclosures about
               Market Risk                                            20

PART II.  OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K                        21

     Signatures                                                       22

                        PART I.  FINANCIAL INFORMATION
                         Item 1: Financial Statements

                       Pericom Semiconductor Corporation
                           Condensed Balance Sheets
                                (In thousands)

                                                                                       March 31,           June 30,
                                                                                          2001             2000 (1)
                                                                                          ----             --------
                                                                                      (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 114,694           $ 124,115
  Short-term investments                                                                 39,231              16,549
  Accounts receivable:
     Trade (net of allowances of $5,362, and $3,343)                                     12,189              12,012
     Other receivables                                                                      745                 377
  Inventories                                                                            15,934              13,166
  Prepaid expenses and other current assets                                                 267                 209
  Deferred income taxes                                                                   1,099               1,099
                                                                                      -----------------------------
          Total current assets                                                          184,159             167,527
Property and equipment - net                                                             10,152               8,246
Investment in and advances to investee                                                    4,152               4,287
Other assets                                                                                260                 306
                                                                                      -----------------------------
          Total                                                                       $ 198,723           $ 180,366
                                                                                      =============================

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $   7,341           $   8,983
  Accrued liabilities                                                                     4,267               3,561
  Income taxes payable                                                                    2,024               1,710
                                                                                      -----------------------------
          Total current liabilities                                                      13,632              14,254
Deferred income taxes                                                                     1,340               1,340
Shareholders' equity:
  Common stock                                                                          132,937             130,834
  Accumulated other comprehensive loss                                                     (126)                (90)
  Retained earnings                                                                      50,940              34,028
                                                                                      -----------------------------
          Total shareholders' equity                                                    183,751             164,772
                                                                                      -----------------------------
          Total                                                                       $ 198,723           $ 180,366
                                                                                      =============================

(1) Derived from the June 30, 2000 audited balance sheet included in the Company's Annual Report on Form 10-K.

                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                        Condensed Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                  Three Months Ended              Nine Months Ended
                                                                       March 31                        March 31,
                                                                 2001           2000            2001            2000
                                                                 ----           ----            ----            ----
Net revenues                                                   $25,908        $23,033         $94,987         $60,667
Cost of revenues                                                14,564         13,294          53,864          35,108
                                                          -----------------------------------------------------------
     Gross profit                                               11,344          9,739          41,123          25,559
                                                          -----------------------------------------------------------
Operating expenses:
     Research and development                                    2,885          2,133           8,226           5,626
     Selling, general and administrative                         3,788          3,230          12,005           8,502
                                                          -----------------------------------------------------------
          Total                                                  6,673          5,363          20,231          14,128
                                                          -----------------------------------------------------------
Income from operations                                           4,671          4,376          20,892          11,431
Equity in net income (loss) of investee                            108            (65)           (249)           (233)
Interest income                                                  2,089            769           6,635           1,517
                                                          -----------------------------------------------------------
Income before income taxes                                       6,868          5,080          27,278          12,715
Provision for income taxes                                       2,610          1,829          10,366           4,720
                                                          -----------------------------------------------------------
Net income                                                     $ 4,258        $ 3,251         $16,912         $ 7,995
                                                          ===========================================================
Basic earnings per share                                       $  0.17        $  0.16         $  0.68         $  0.40
                                                          ===========================================================
Diluted earnings per share                                     $  0.16        $  0.14         $  0.62         $  0.36
                                                          ===========================================================
Shares used in computing basic earnings per share               24,984         20,570          24,851          19,741
                                                          ===========================================================
Shares used in computing diluted earnings per share             27,111         23,450          27,286          22,382
                                                          ===========================================================

                 See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                      ---------
                                                                 2001          2000
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 16,912        $  7,995
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  2,502           1,751
  Equity in net loss of investee                                   249             233
  Changes in assets and liabilities:
       Accounts receivable                                        (545)         (1,163)
       Inventories                                              (2,768)         (4,853)
       Prepaid expenses and other current assets                   (58)            340
       Accounts payable                                         (1,642)          1,125
       Accrued liabilities                                         706           1,469
       Income taxes payable                                        314           1,542
                                                       -------------------------------
Net cash provided by operating activities                       15,670           8,439
                                                       -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                        (4,408)         (2,963)
     Purchase of short-term investments                        (30,981)         (5,243)
     Maturities of short-term investments                        8,263           4,400
     Decrease (increase) in other assets                            46             (86)
     Advances to investee                                         (114)         (1,862)
                                                       -------------------------------
Net cash used in investing activities                          (27,194)         (5,754)
                                                       -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net                                   2,103         102,563
                                                       -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (9,421)        105,248
CASH AND CASH EQUIVALENTS:
     Beginning of period                                       124,115           8,328
                                                       -------------------------------
     End of period                                            $114,694        $113,576
                                                       ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid during the period for:
        Income taxes                                          $  8,453        $  2,129
                                                       ===============================

                  See notes to condensed financial statements.

                       Pericom Semiconductor Corporation
                    Notes To Condensed Financial Statements
                                  (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three and nine-month periods ended March 31, 2001 and March 31, 2000. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine- month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. The Company's fiscal year 2000 ended on July 1, 2000. The three and nine-month periods in fiscal years 2001 and 2000 ended on March 31, 2001 and April 1, 2000, respectively.

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

Shares outstanding and basic and diluted earnings per share have been adjusted for the three and nine-month periods ended March 31, 2000 to account for the two-for-one stock split in September 2000.

Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2001 and March 31, 2000 are computed as follows (in thousands, except for per share data):

                                                                      Three Months Ended           Nine Months Ended
                                                                           March 31,                   March 31,
                                                                      2001          2000           2001          2000
                                                                      ----          ----           ----          ----
Net income                                                           $ 4,258       $ 3,251       $16,912       $ 7,995
                                                             =========================================================
Computation of common shares outstanding - basic earnings
per share:
     Weighted average shares of common stock                          24,984        20,570        24,851        19,741
                                                             ---------------------------------------------------------
Shares used in computing basic earnings per share                     24,984        20,570        24,851        19,741
                                                             =========================================================

Basic earnings per share                                             $  0.17       $  0.16       $  0.68       $  0.40
                                                             =========================================================

Computation of common shares outstanding - diluted earnings
per share:
     Weighted average shares of common stock                          24,984        20,570        24,851        19,741
     Dilutive options using the treasury stock method                  2,127         2,880         2,435         2,641
                                                             ---------------------------------------------------------
Shares used in computing diluted earnings per share                   27,111        23,450        27,286        22,382
                                                             =========================================================

Diluted earnings per share                                           $  0.16       $  0.14       $  0.62       $  0.36
                                                             =========================================================

Options to purchase 2,790,702 shares of Common stock at prices ranging from $17.25 to $42.75 and options to purchase 81,662 shares of Common stock at prices ranging from $20.63 to $26.44 were outstanding as of March 31, 2001 and March 31, 2000, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method.

3. Inventories

Inventories consist of (in thousands):

                                                  March 31,     June 30,
                                                    2001         2000
                                                    ----         ----

Raw materials                                    $ 5,516       $ 2,478
Work in process                                    4,667         6,285
Finished goods                                     5,751         4,403
                                            --------------------------
                                                 $15,934       $13,166
                                            ==========================

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                                       March 31       June 30,
                                                          2001         2000
                                                          ----         -----

Accrued compensation                                     $2,489        $2,066
External sales representative commissions                   911           975
Other accrued expenses                                      867           520
                                                  ---------------------------
                                                         $4,267        $3,561
                                                  ===========================

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

6. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine month periods ended March 31, 2001 and 2000, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                                               Three Months Ended                Nine Months Ended
                                                                   March 31,                         March 31,
                                                      ------------------------------------------------------------------
                                                                    2001           2000             2001           2000
                                                                    ----           ----             ----           ----
Net income                                                         $4,258         $3,251          $16,912         $7,995
Unrealized gain/(loss) on investment                                 (126)             3              (36)           (52)
                                                      ------------------------------------------------------------------
Comprehensive income                                               $4,132         $3,254          $16,876         $7,943
                                                      ==================================================================

7.  Derivative Instruments and Hedging Activities

On July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company does not have any derivatives as of March 31, 2001. There was no impact to the Company's financial statements due to the adoption of SFAS No. 133.

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

                                                              Three Months Ended          Nine Months Ended
                                                                   March 31,                  March 31,
                                                    ----------------------------------------------------------
                                                              2001            2000           2001         2000
                                                              ----            ----           ----         ----
     Net revenues                                            100.0%          100.0%         100.0%       100.0%
     Cost of revenues                                         56.2%           57.7%          56.7%        57.9%
                                                    ----------------------------------------------------------
       Gross profit                                           43.8%           42.3%          43.3%        42.1%
                                                    ----------------------------------------------------------

     Operating expenses:
       Research and development                               11.1%            9.3%           8.7%         9.3%
       Selling, general and administrative                    14.7%           14.0%          12.6%        14.0%
                                                    ----------------------------------------------------------
               Total                                          25.8%           23.3%          21.3%        23.3%
                                                    ----------------------------------------------------------
     Income from operations                                   18.0%           19.0%          22.0%        18.8%
     Other income, net                                         8.5%            3.1%           6.7%         2.1%
                                                    ----------------------------------------------------------

     Income before income taxes                               26.5%           22.1%          28.7%        21.0%
     Provision for income taxes                               10.1%            7.9%          10.9%         7.8%
                                                    ----------------------------------------------------------
     Net income                                               16.4%           14.1%          17.8%        13.2%
                                                    ==========================================================

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 12.6% from $23.0 million for the quarter ended March 31, 2000 to $25.9 million for the quarter ended March 31, 2001. The increase in net revenues resulted from continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface(TM), SiliconSwitch(TM) and SiliconClock(TM) product lines. Sales to domestic and international distributors as a percentage of total revenues increased from 50.3% for the quarter ended March 31, 2000 to 58.5% for the quarter ended March 31, 2001. No direct customer accounted for 10% of net revenues in the quarter ended March 31, 2001 or in the quarter ended March 31, 2000. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to one end-user customer, Cisco Systems, decreased from 16.3% in the quarter ended March 31, 2000 to 14.4% in the quarter ended March 31, 2001.

Net revenues increased 56.5% from $60.7 million for the nine-month period ended March 31, 2000 to $95.0 million for the nine-month period ended March 31, 2001. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of the Company's existing products and sales of new products in the Company's SiliconInterface(TM), SiliconSwitch(TM) and SiliconClock(TM) product lines. Sales to domestic and international distributors as a percentage of total revenues decreased to 56.1% in the first nine months of fiscal 2001 from 57.3% in the comparable period in fiscal 2000. Sales to one direct customer, an international distributor, accounted for approximately 8.4% of net revenues in the first nine months of fiscal 2001 as compared to approximately 11.5% in the comparable period in fiscal 2000. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to one end-user customer, Cisco Systems, decreased from 13.4% in the nine months ended March 31, 2000 to 12.2% in the nine months ended March 31, 2001.

Gross Profit

Gross profit increased 16.5% from $9.7 million for the quarter ended March 31, 2000 to $11.3 million for the quarter ended March 31, 2001. Gross profit as a percentage of net revenues, or gross margin, increased from 42.3% in the quarter ended March 31, 2000 to 43.8% in the quarter ended March 31, 2001. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, cost reductions achieved through reduced assembly and test costs, and increased die per wafer resulting from reduced design geometries.

Gross profit increased 60.5% from $25.6 million for the nine-month period ending March 31, 2000 to $41.1 million for the nine-month period ended March 31, 2001. Gross margin increased from 42.1% for the nine-month period ended March 31, 2000 to 43.3% for the nine-month period ended March 31, 2001. These increases are for the same reasons cited in the above analysis of the three-month periods ending March 31, 2001 and 2000.

Research and Development

Research and development expenses increased 38.1% from $2.1 million for the quarter ended March 31, 2000 to $2.9 million for the quarter ended March 31, 2001, and increased as a percentage of net revenues from 9.3% to 11.1%. Research and development expenses increased from $5.6 million for the nine-month period ended March 31, 2000 to $8.2 million for the nine-month period ended March 31, 2001, an increase of 46.4%, but decreased as a percentage of net revenue from 9.3% to 8.7% for those periods. The increase in expense is attributable to development costs for new products in each of the Company's product lines and expansion of the Company's engineering staff and related infrastructure as the Company continued its commitment to new product development.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, research and development expenses may be flat or may decrease, as the Company focuses on cost control during the current industry slowdown.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 18.8% from $3.2 million for the quarter ended March 31, 2000 to $3.8 million for the quarter ended March 31, 2001, and increased as a percentage of net revenues from 14.0% to 14.7%. Selling, general and administrative expenses increased from $8.5 million for the nine-month period ended March 31, 2000 to $12.0 million for the nine-month period ended March 31, 2001, an increase of 41.2%, but decreased as a percentage of net revenue from 14.0% to 12.6% for those periods. The increase in expense in each period was primarily attributable to increased staffing levels, particularly in sales and marketing and increases in commissions due to sales growth.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, selling, general and administrative expenses may be flat or may decrease, as commission levels decrease due to reduced sales and as the Company focuses on cost control during the current industry slowdown.

Other Income, Net

Other income, net, includes interest income and the Company's allocated portion of net gains or losses of Pericom Technology, Inc. ("PTI"). Other income, net increased from $704,000 for the quarter ended March 31, 2000 to $2,197,000 for the quarter ended March 31, 2001. From the quarter ended March 31, 2000 to the quarter ended March 31, 2001, the Company's share of the net gains or losses of PTI increased from a loss of $65,000 to a gain of $108,000, and interest income rose from $769,000 to $2,089,000 due to interest earned on the increased cash balances that resulted from the net proceeds from the Company's follow-on public offering in March 2000. For the nine-month period ended March 31, 2000 compared with the same period ended March 31, 2001, other income, net, rose from $1,284,000 to $6,386,000 as the Company's share in the net losses of PTI increased from $233,000 to $249,000 and interest income rose from $1,517,000 to $6,635,000.

Provision for Income Taxes

The provision for income taxes increased from $1,829,000 for the quarter ended March 31, 2000 to $2,610,000 for the quarter ended March 31, 2001. The increase in the provision for income taxes for the current fiscal quarter is due primarily to the increase in taxable income. The effective tax rate of 38.0% in the quarter ended March 31, 2001 has increased from the 36.0% rate used in the comparable period in the prior year. The provision for income taxes also differed from the federal statutory rate due to state income taxes. For the nine-month periods ended March 31, 2001 and March 31, 2000, the provision for income taxes was $10,366,000 and $4,720,000, respectively, and the effective tax rates were 38.0% and 37.1%, respectively. In the first quarter of the fiscal 2000, the research and development tax credit had expired which caused the effective tax rate to increase. The research and development tax credit was subsequently extended and the overall effective tax rate for the prior fiscal year was 37.5%.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $15.7 million of cash during the first nine months of fiscal 2001 and $8.4 million of cash during the first nine months of fiscal 2000.

Net cash used for investing activities increased from $5.8 million for the nine months ended March 31, 2000 to $27.2 million for the nine months ended March 31, 2001. The Company made capital expenditures of approximately $4.4 million during the nine months ended March 31, 2001 compared with $3.0 million in the comparable period of the previous year, and also increased net purchases of short-term investments by $21.9 million during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000.

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

As of March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $153.9 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the

Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company's tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company's exposure to interest rate risk; future economic conditions or performance; plans for increases in research and development expenses and selling, general and administrative expenses; plans to seek intellectual property protection for the Company's technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company's Form 10-K under the heading "Risk Factors; Factors That May Affect Future Results", and (iii) in Note 1 to the Notes to Condensed Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. In the past, our operating results have been harmed by excess supply in the semiconductor industry. For example, we believe that the decrease in our net revenues from $41.2 million in fiscal 1996 to $33.2 million in fiscal 1997 was primarily due to a cyclical downturn in the semiconductor industry. Accordingly, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

 .    general conditions in the semiconductor industry;
 .    the timing of new product introductions and announcements by us and by our competitors;
 .    customer acceptance of new products introduced by us;
 .    growth or reduction in the size of the market for interface ICs;
 .    a decline in the gross margins of our products;
 .    changes in our product mix;
 .    delay or decline in orders received from distributors;
 .    the availability of manufacturing capacity with our wafer suppliers;
 .    changes in manufacturing costs;
 .    fluctuations in manufacturing yields;
 .    the ability of customers to pay us;
 .    expenses incurred in obtaining, enforcing, and defending intellectual property rights; and
 .    increased research and development expenses associated with new product introductions or process changes.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 600 products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

In fiscal 2000, 1999 and 1998 we purchased approximately 75%, 85% and 90%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first nine months of fiscal 2001 we purchased 60% of our wafers from Chartered. In each fiscal period, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 28 patents covering certain aspects of our product designs and have at least 16 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

The manufacture and assembly of our over 600 products are highly complex and sensitive to a wide variety of factors, including:

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 11.5% of net revenues during the first nine months of fiscal 2000 and approximately 8.4% of net revenues during the first nine months of fiscal 2001. Sales to our top five customers accounted for approximately 25.3% of net revenues in the first nine months of fiscal 2000 and approximately 35.9% of net revenues in the first nine months of fiscal 2001. Of our end-user customers, Cisco Systems accounted for approximately 13.4% of our gross revenues in the first nine months of fiscal 2000 and sales to our top five end-user customers accounted for approximately 33.9% of gross revenues in the same period. For the nine months ended March 31, 2001 sales to Cisco Systems were 12.2% of gross revenues and sales to our top five end-user customers were approximately 38.3% of gross revenues.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 31, 2000, sales to domestic and international distributors represented approximately 57.3% of net revenues, and for the nine months ended March 31, 2001 sales to our distributors were 56.1% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the nine months ended March 31, 2000, approximately 30% of our net revenues derived from sales in Asia excluding Japan, approximately 8% from sales in Europe and approximately 9% from sales in Japan. In the nine months ended March 31, 2001, approximately 28% of our net revenues derived from sales in Asia excluding Japan, approximately 12% from sales in Europe and approximately 7% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2001, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $39.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2001, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a.        Exhibits

               Exhibit
               Number    Description
               ------    -----------

               3.1 Restated Articles of Incorporation of the Registrant, as amended

               3.2       Amended and Restated Bylaws of the Registrant (1)

               (1) Incorporated herein by reference to the Company's fiscal 1999 Annual Report on Form 10-K, File No. 000-27026, in which the exhibit bears the same name.

     b.        Reports on Form 8-K.

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Pericom Semiconductor Corporation
                                 (Registrant)


Date: May 11, 2001                 By: /s/ Alex Hui
                                      -------------------------
                              Alex Hui
                              Chief Executive Officer



Date: May 11, 2001                 By: /s/ Michael D. Craighead
                                      -------------------------
                              Michael D. Craighead
                              Chief Financial Officer
                              (Chief Accounting Officer)