Form 10-K405
period 2001-06-30
PERICOM SEMICONDUCTOR CORP
filed 2001-09-28
CIK 1001426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)


[X] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended June 30, 2001.


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 13, 2001 as reported by the Nasdaq National Market was approximately $409,662,000.

As of September 13, 2001 the Registrant had outstanding 25,194,477 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 12, 2001, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

                        Pericom Semiconductor Corporation

                   Form 10-K for the Year Ended June 30, 2001

                                      INDEX

PART I                                                                                        Page
                                                                                              ----
       Item 1:  Business                                                                        3
       Item 2:  Properties                                                                     20
       Item 3:  Legal Proceedings                                                              20
       Item 4:  Submission of Matters to a Vote of Security Holders                            20

PART II
       Item 5:  Market for Registrant's Common Stock and Related Stockholder Matters           21
       Item 6:  Selected Financial Data                                                        22
       Item 7:  Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                  23
       Item 7A: Quantitative and Qualitative Disclosures about Market Risk                     28
       Item 8:  Financial Statements and Supplementary Data                                    29
       Item 9:  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                           29

PART III
       Item 10: Directors and Executive Officers of the Registrant                             30
       Item 11: Executive Compensation                                                         32
       Item 12: Security Ownership of Certain Beneficial Owners and Management                 32
       Item 13: Certain Relationships and Related Transactions                                 32

PART IV
       Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K                33


       Signatures                                                                              52

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

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to four developed and growing families--SiliconSwitch(TM), SiliconInterface(TM) Logic, SiliconClock(TM) and SiliconConnect(TM)--with a goal of providing an increasing breadth of interface IC solutions to our current and target customers. We currently offer over 650 products, 73 of which were introduced during fiscal year 2001 and 58 of which were proprietary. Our worldwide customers include leading OEMs, contract manufacturers and distributors.

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

With processing power continuing to double every 18 months (Moore's law) the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. We have developed solutions with Intel and Rambus to support higher speed processor-memory interfacing to support the Double Data Rate ("DDR") SDRAM, PC133 SDRAM and Direct Rambus standards, both on the system motherboard and memory modules.

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

Market Focus. Our market strategy is to focus on the high-growth, high-performance segments of the computing, networking and telecommunications markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, computer servers, local area network, or LAN, and wide area network, or WAN, switches, routers and hubs and multi-function office peripherals such as printers and copiers. Our customers and end-users of our products include a number of leading OEMs in each market:

 .    Laptop market: Acer, Apple, Compaq, Dell, Fujitsu, IBM, Sony, and Toshiba
 .    Telecommunications equipment market: Alcatel, Lucent, Motorola, Qualcomm,
     Samsung, and Huawei
 .    PC Server market supporting DDR: Compaq, Dell, Gateway, Intel, IBM, Sun
 .    Network equipment market: 3Com, Alcatel, Cabletron, Cisco, HP, Lucent,
     Nortel, ZTE
 .    Printer and copier market: Canon, HP, Lexmark and Xerox

During fiscal 2001 our penetration of the data communication and telecommunications markets continued to increase based on the introduction of new products targeting these markets. We believe that these markets now account for a significant portion of our revenues.

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

Customer Focus. Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing customers. Key elements of our customer strategy are:

 .    Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs will be incorporated into a new system design. Our understanding of our customers' requirements combined with our ability to develop and deliver reliable, high-performance products within our customers' product introduction schedules has enabled us to establish strong relationships with several leading OEMs.
 .    Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and have been ISO-9001 certified since March 1995.
 .    Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers' high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers' needs in next- generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.
 .    Responding to our customer requirements is one of the highest priorities of
     Pericom. In order to accomplish this, Pericom is implementing an automated quoting system from Azerity, a leader in e-business solutions. Pericom will be able to respond very quickly to our customer needs and offer them superior service. With the implementation of ProChannel, Pericom will be able to streamline a number of internal procedures.

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

Manufacturing Focus. Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture any one of many different ICs from a single partially-processed wafer. Accordingly, we keep inventory in the form of wafer banks, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die banks, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. ("Chartered"), Taiwan Semiconductor Manufacturing Corporation ("TSMC"), and Hynix Semiconductor America, Inc ("Hynix"). We are maintaining our relationship with New Japan Radio Corporation ("NJRC") for some of our products that are manufactured in high-voltage CMOS processes.

Strategic and Collaborative Relationships Focus. We pursue a strategy of entering into new relationships and expanding existing relationships with companies that engage in the product design, manufacturing and marketing of ICs. We believe that these relationships have enabled us to access additional design and application expertise, accelerate product introductions, reduce costs and obtain additional needed capacity. In product design, we have engaged Pericom Technology, Inc., an affiliated company, and other design houses to develop interface ICs as a means of rapidly expanding our product portfolio. We have established collaborative relationships with leading wafer manufacturers that have high performance digital core libraries that we can use in our future products. We have also made strategic investments in several companies with whom we have obtained rights to certain technologies and are engaged in collaborative research and development.

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

SiliconSwitch

Through our SiliconSwitch product line, we offer a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multimedia applications. Historically, systems designers have used mechanical relays and solid-state relays which have significant disadvantages as compared to IC switches: mechanical relays are bulky, dissipate significant power and have very low response times; solid-state relays are expensive.

Digital Switches. We offer a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering low on-resistance (less than 5 ohms), low propagation delay (less than 250 picoseconds), low standby power (less than 1 microamp) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have two families of 3.3-volt switches offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2001.

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

SiliconInterface

Through our SiliconInterface product line, we offer a broad range of high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface, and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

5-Volt Interface Logic. Our high-speed 5-volt interface logic products in 8- and 16-bit configurations address specific system applications, including a "Quiet Series" family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a "Balanced Drive" family with series resistors at output drivers to reduce switching noise in high-performance computers. We recently introduced a new 5-volt family that achieves lower noise performance at high speeds, which is particularly useful for large data communications and telecommunications switches.

3.3-Volt Interface Logic. To support the trend toward lower system voltages for higher silicon integration, from 8-Bit to 32-Bits, system performance and power savings we offer four families of 3.3-volt interface logic to address a range of performance and cost requirements with very low power consumption. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We believe we are well positioned to serve this need using our ASIC design methodology and existing cell designs to achieve rapid product development.

2.5-Volt Interface Logic. Our 2.5-volt product families include three new logic families to address 2.5- and 1.8-volt operation. We have a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. The 2.5-volt family is ideal for level shifting from 3.3-volt to 2.5-volt or 1.8-volt in applications where the memory, microprocessor and ASIC operate at different voltages.

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

Through our SiliconClock product line, we offer a broad range of general-purpose solutions including clock buffers, zero-delay clock drivers and frequency synthesizer products for a wide range of microprocessor systems, as well as a number of ASSP clock products for laser printers, networking, and set-top box applications.

Clock Buffers And Zero-Delay Clock Drivers. Clock buffers receive a digital signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt and 3.3-volt zero-delay clock drivers offer frequencies of up to 266 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Clock products to support the emerging double date rate, or DDR, and Rambus memory technologies are also available.

Clock Frequency Synthesizers. Clock frequency synthesizers generate various output frequencies using a single input frequency source. Clock frequency synthesizers are used to provide critical timing signals to microprocessors, memory and peripheral functions. Our clock synthesizers support a wide range of microprocessor systems and their associated integrated chipsets for server, notebook and desktop PC products. We also offer a clock synthesizer developed specifically for laser printer products.

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

Another technology to support higher bandwidth is cross-bar switching to allow multiple processors and memory modules to communicate on point-to-point connections across a shared bus. This enables a significant boost in bandwidth in data communications, telecommunications and storage area network applications. The first product in this new family is a 10-port, 18-bit crossbar switch that can support a bandwidth of 742 Megabytes per second.

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

CUSTOMERS

The following is a list of some of our customers and end-users:

Computer                          Networking
     Acer                              3Com
     Apple                             Alcatel
     Compaq                            Cabletron
     Dell                              Cisco
     Futitsu                           Lucent
     Gateway                           Nortel Networks
     Hewlett Packard
     IBM
     Intel                        Telecommunications, Peripherals and Others
     Sony                              Alcatel
     Sun                               ATI
     Toshiba                           Canon
                                       Hewlett Packard
                                       Huawei
Contract Manufacturing                 IBM
     Celestica                         Lexmark
     Flextronics                       Lucent
     Jabil Circuit                     Motorola
     Natsteel                          Qualcomm
     Sanmina                           Samsung
     SCI                               Sony
     Solectron                         Xerox
                                       ZTE

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and contract manufacturing markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2001, our direct sales to an international distributor accounted for 10% of net revenues, and direct sales to our top five customers accounted for 36% of net revenues. In fiscal 2001 one end-user customer, Cisco Systems, accounted for 12% of gross revenues and sales to our top five end-user customers were 39% of gross revenues. In fiscal 2000, our direct sales to an international distributor accounted for 11% of net revenues, and direct sales to our top five customers accounted for 37% of net revenues. In fiscal 2000 one end-user customer, Cisco Systems, accounted for 14% of gross revenues and sales to our top five end-user customers were 35% of gross revenues. In fiscal 1999, direct sales to an international distributor accounted for 14% of net revenues, and direct sales to the Company's top five customers accounted for 36% of net revenues. See "Risk Factors--The demand for our products depends on the growth of our end-user customer markets" and "Risk Factors--A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time."

Contract manufacturers have become important customers for us as systems designers in our target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors' ICs are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 31 U.S. patents relating to our circuit designs and have at least 17 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.8-, 0.6-, 0.5- and 0.35-micron CMOS process technologies and anticipate developing new products using 0.25- and 0.18-micron technology over the next 12 months. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors. Sales to domestic and international distributors represented 54.4% of our net revenues in fiscal 2001, 56.4% of our net revenues in fiscal 2000, and 57.2% of our net revenues in fiscal 1999. Our major distributors in the United States include All American Semiconductor, Bell Microproducts, Future Electronics, JACO Electronics, Nu Horizons Electronics, and Pioneer Standard. Our major international distributors include EPCO Technology Co., Ltd (Taiwan), Desner Electronics (Singapore), Internix (Japan), MCM (Japan) and Techmosa (Taiwan).

We have five regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Japan and the United Kingdom. International sales comprised approximately 49% of our net revenues in fiscal 2001, approximately 46% of our net revenues in fiscal 2000, and approximately 48% of our net revenues in fiscal 1999. We also support field sales design-in and training activities with application engineers. All marketing and product management personnel are located at our corporate headquarters in San Jose, California.

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

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales via these customers to OEMs. In addition, we use programs such as EDI, bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

MANUFACTURING

We have adopted a fabless manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with whom we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation and Hynix Semiconductor America, Inc. We have also used New Japan Radio Corporation, Austria Mikro Systeme GmbH and Perigrine Semiconductor Australia as foundries.

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

Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. Research and development expenses were $11.0 million in fiscal 2001, $8.1 million in fiscal 2000, and $6.0 million in fiscal 1999.

We actively seek cooperative relationships in product development. For example, we have signed an agreement with Lexmark to license its spread spectrum technology.

INTELLECTUAL PROPERTY

In the United States, we hold 31 patents covering certain aspects of our product designs and have at least 17 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2001, we had 261 full-time employees and 3 part-time employees (7 are temporary employees), including 47 in sales, marketing and customer support, 108 in manufacturing, assembly and testing, 79 in engineering and quality assurance and 30 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Our results of operations have been adversely affected by the recent slowdown in the global economy.

Recently the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and concerns about inflation, and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, we have experienced lower new customer order rates and a significant amount of previously placed orders were cancelled during the second half of fiscal 2001. If these economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. The semiconductor industry is currently in such a downturn period. Also, in the past, our operating results have been harmed by excess supply in the semiconductor industry. For example, we believe our net revenues fell from $41.2 million in fiscal 1996 to $33.2 million in fiscal 1997 primarily due to a cyclical downturn in the semiconductor industry. Accordingly, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

 .  general conditions in the semiconductor and electronic systems industries;
 .  quarter-to-quarter variations in operating results;
 .  announcements of technological innovations or new products by us or our competitors;
 . changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

 .  the timing of new product introductions and announcements by us and by our competitors;
 .  customer acceptance of new products introduced by us;
 .  general conditions in the semiconductor industry;
 .  changes in our product mix;
 .  a decline in the gross margins of our products;
 .  delay or decline in orders received from distributors;
 .  growth or reduction in the size of the market for interface ICs;
 .  the availability of manufacturing capacity with our wafer suppliers;
 .  changes in manufacturing costs;
 .  fluctuations in manufacturing yields;
 .  the ability of customers to pay us;
 .  expenses incurred in obtaining, enforcing, and defending intellectual property rights; and
 . increased research and development expenses associated with new product introductions or process changes.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 650 products. Our future success depends upon the timely completion and introduction of new products, across all of our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

In fiscal 2001, 2000 and 1999 we purchased approximately 59%, 75% and 85%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. In fiscal 2001, only five other suppliers manufactured the remainder of our wafers. In fiscal 2000 and 1999, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 31 patents covering certain aspects of our product designs and have at least 17 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all. Recently, we have been sued by Cypress Semiconductor Corporation for patent infringement. See Item 3, "Legal Proceedings".

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

The manufacture and assembly of our over 650 products are highly complex and sensitive to a wide variety of factors, including:

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 10% of net revenues during fiscal 2001. Sales to our top five customers accounted for approximately 36% of net revenues in fiscal 2001. Of our end-user customers, Cisco Systems accounted for approximately 12% of our gross revenues and sales to our top five end-user customers accounted for approximately 39% of gross revenues in fiscal 2001.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2001, sales to domestic and international distributors represented approximately 54% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal 2001, approximately 31% of our net revenues derived from sales in Asia excluding Japan, approximately 11% from sales in Europe and approximately 7% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

We have depended on internal growth in the past and have not made any acquisitions. As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. Future acquisitions could result in the following:

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

ITEM 2.    PROPERTIES

We lease approximately 66,300 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. The facility is leased through May 2005, with renewal options. Approximately 12,900 square feet of this space has been subleased for 18 months effective October 1, 2001. We also have North American sales offices located in California, Texas, Pennsylvania, Illinois, and North Carolina as well as International sales offices in Taiwan, Korea, Japan, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2002.

ITEM 3.    LEGAL PROCEEDINGS

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that we will not be subject to infringement claims by other parties.

On July 20, 2001, a complaint was filed with the U.S. International Trade Commission ("USITC"), under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S)1337, on behalf of Cypress Semiconductor Corporation ("Cypress"), of San Jose, California, a competitor of Pericom. Supplements to the complaint were filed on July 30, August 1, and August 3, 2001. The complaint, as supplemented, alleges violations of section 337 in the importation into the United States, the sale for importation and the sale within the United States after importation of certain power saving integrated circuits and products containing those power saving integrated circuits that infringe claims 1-4, 6-10, and 12-15 of United States Patent No. 5,949,261 entitled "Method and Circuit for Reducing Power and/or Current Consumption." ("the `261 patent"). The complaint further alleges that an industry in the United States exists as required by subsection (a)(2) of section 337. Among the power saving integrated circuits and products that Cypress alleges infringe the `261 patent are certain of Pericom products. In the complaint, Cypress requested that the USITC institute an investigation and, after the investigation, issue a permanent exclusion order and permanent cease and desist order. On August 16, 2001, the USITC ordered that (1) Pursuant to subsection (b) of section 337 of the Tariff Act of 1930, as amended, an investigation be instituted to determine whether there is a violation of subsection (a)(1)(B) of section 337 in the importation into the United States, the sale for importation, or the sale within the United States after importation of certain power saving integrated circuits and products containing same by reason of infringement of claims 1-4, 6-10, 12-14, or 15 of the `261 patent and whether an industry in the United States exists as required by subsection (a)(2) of section 337. Pericom disputes Cypress' claims and intends to defend the lawsuit vigorously.

On July 24, 2001, Cypress Semiconductor Corporation ("Cypress") filed suit in Federal District Court in the Eastern District of Texas - Sherman Division, generally alleging that Pericom infringes United States Patent No. 5,949,261 entitled "Method and Circuit for Reducing Power and/or Current Consumption." The suit seeks injunctive relief, damages, costs, attorney fees, and pre-judgment and post-judgment interest, and further alleges that Pericom's infringement is willful and that any damages awarded should be trebled. Pericom disputes Cypress' claims and intends to defend the lawsuit vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

The Common Stock of the Company began trading publicly on the Nasdaq National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock on the Nasdaq National Market. As of June 30, 2001 there were approximately 8,200 holders of record of the Company's Common Stock. During fiscal year 2001, the Company did not sell any unregistered securities.

                                                    High            Low
                                                    ----            ---

Fiscal year ended June 30, 1999:
          First Quarter                              4.38            2.16

          Second Quarter                             5.91            2.10

          Third Quarter                              7.07            3.44

          Fourth Quarter                             5.82            3.07

Fiscal year ended June 30, 2000:
          First Quarter                              8.82            5.57

          Second Quarter                            15.00            6.38

          Third Quarter                             28.63           11.88

          Fourth Quarter                            40.94           13.63

Fiscal year ended June 30, 2001:
          First Quarter                             42.63           22.50

          Second Quarter                            44.50           13.00

          Third Quarter                             27.00           11.31

          Fourth Quarter                            18.82           10.13

          ITEM 6.     SELECTED FINANCIAL DATA

          The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Income Data for each of the years in the three-year period ended June 30, 2001 and the Balance Sheet Data as of June 30, 2001 and 2000 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Income Data for the years ended June 30, 1998, and 1997 and the Balance Sheet Data as of June 30, 1999, 1998 and 1997 are derived from audited financial statements not included herein. The selected financial data gives effect to the two-for-one stock split effected on September 8, 2000.

                                                                            Fiscal Year Ended June 30,
                                                         -------------------------------------------------------------
                                                            2001         2000         1999         1998         1997
                                                            ----         ----         ----         ----         ----
                                                                     (in thousands, except per share data)
Statement of Income Data:

Net revenues                                              $108,313      $90,977      $59,797      $49,198     $33,166
Cost of revenues                                            62,388       52,540       35,484       29,285      20,986
                                                         ------------------------------------------------------------
     Gross profit                                           45,925       38,437       24,313       19,913      12,180
Operating expenses:
     Research and development                               10,993        8,118        5,976        5,065       4,187
     Selling, general and administrative                    15,150       12,449        9,175        7,793       5,989
     Restructuring charge                                      522            0            0            0           0
                                                         ------------------------------------------------------------
          Total operating expenses                          26,665       20,567       15,151       12,858      10,176
                                                         ------------------------------------------------------------
Income from operations                                      19,260       17,870        9,162        7,055       2,004
Other income, net                                            7,888        3,263        1,098          738         351
                                                         ------------------------------------------------------------
Income before income taxes                                  27,148       21,133       10,260        7,793       2,355
Provision for income taxes                                   9,789        7,918        3,488        2,629         777
                                                         ------------------------------------------------------------
Net income                                                 $17,359      $13,215       $6,772      $ 5,164      $1,578
                                                         ============================================================
Basic earnings per share                                     $0.70        $0.63        $0.36        $0.36       $0.36
                                                         ============================================================
Diluted earnings per share                                   $0.64        $0.56        $0.33        $0.27       $0.11
                                                         ============================================================
Shares used in computing basic earnings per share (1)       24,914       20,906       18,790       14,166       4,330
                                                         ============================================================
Shares used in computing diluted earnings per share (1)     27,242       23,578       20,558       18,824      14,632
                                                         ============================================================



                                                                               As of June 30,
                                                         ---------------------------------------------------------
                                                          2001         2000       1999         1998       1997
                                                          ----         ----       ----         ----       ----
                                                                             (in thousands)
Balance Sheet Data:

Working capital                                           $168,066     $153,273    $37,642      $32,751   $12,984
Total assets                                               196,427      180,366     55,925       47,401    23,581
Shareholders' equity                                       187,190      164,772     46,380       38,611    16,795


  (1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Annual Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth herein under the heading "Risk Factors" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

OVERVIEW

Pericom Semiconductor Corporation was incorporated in June 1990. We completed our first profitable fiscal year on June 30, 1993 and have been profitable in each of our last thirty-four quarters. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. Since then we have expanded our product offering by introducing the following products, among others:

 .    3.3-volt 16-bit logic circuits and 8-bit digital switches in fiscal 1994;

 .    clock generators, 3.3-volt clock synthesizers and buffers, and high-speed interface products for the networking industry in fiscal 1995;

 .    32-bit logic, 16-bit digital switches and Pentium, 56K modem and laser printer clock synthesizers in fiscal 1996;

 .    an analog switch family, mixed-voltage logic and a family of clock generators in fiscal 1997;

 .    a family of advanced 3.3-volt CMOS logic; clock devices for Pentium and
     Pentium II mobile computers; a complete solution for the PC100 memory module standard; and a 3.3-volt bus switch family offering the fastest bus switches on the market in fiscal 1998;

 .    three families of 2.5-volt zero-delay clock drivers for the networking and telecommunications markets; a family of application-specific bus switches and integrated clock generators to support the latest Pentium III(TM) and Celeron(TM) Intel processors and a complete interface solution for the PC133 memory module standard in fiscal 1999; and

 . a crossbar switch for backplane applications like server clusters, networking, industrial computing and Storage Area Networks; a family of drivers, receivers, and transceivers supporting the "Low Voltage Differential Signaling" interface standard; the "SuperClock" programmable skew clock family targeting networking, telecommunications and Storage Area Network applications; a complete interface solution for the new double data rate
   (DDR) SDRAM memory standard; a family of LVDS cross-point switches to route signals in OC12 networks; and the AVC+ family of high speed interface logic in fiscal 2000.

 . in fiscal 2001 2.5 volt switch products and complimentary complete clock interface solution for use in Double Data Rate (DDR) synchronous DRAM modules; LVDS products for the networking market including both dual and quad crosspoint switches for both point-to-point and bus communications; several "hot-plug' switches that support the growing demand for 24/7 operations; expansion of the 2.5 volt AVC family; low voltage bus switch products that provide 3.3 volt to 2.5 volt and 2.5 volt to 1.8 volt level translation.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. In fiscal 2001, 2000 and 1999, respectively, approximately 59%, 75%, and 85% of the wafers for our semiconductor products were manufactured by Chartered. We qualified AMS as a wafer supplier in fiscal 1991, NJRC in fiscal 1995, TSMC in fiscal 1997, Hyundai/Hynix in 1998 and Peregrine Semiconductor Australia in fiscal 2001.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product -- after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economies of scale in the assembly phase and lower die yield. Our ability to decrease unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing, and make in-house test and assembly operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

Product revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Estimated costs for exchanges, returns, price protection and other concessions are accrued in the period that sales are recognized. Although we believe that, to date, we have provided adequate allowances for exchanges, returns, price protection and other concessions, and, to date, actual amounts incurred have not differed materially from the allowances, there can be no assurance that actual amounts incurred will not exceed our allowances, particularly in connection with the introduction of new products, enhancements to existing products or price reductions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated.

                                                        Fiscal Year Ended
                                                            June 30,
                                                  2001        2000      1999
                                                  ----        ----      ----

Net revenues                                     100.0%      100.0%    100.0%
Cost of revenues                                  57.6        57.8      59.3
                                                ------------------------------
     Gross Margin                                 42.4        42.2      40.7
Operating expenses:
     Research and development                     10.1         8.9      10.0
     Selling, general and administrative          14.0        13.7      15.3
     Restructuring charge                          0.5        ---       ---
                                                ------------------------------
          Total operating expenses                24.6        22.6      25.3
                                                ------------------------------
Income from operations                            17.8        19.6      15.4
Other income, net                                  7.3         3.6       1.8
                                                ------------------------------
Income before income taxes                        25.1        23.2      17.2
Provision for income taxes                         9.1         8.7       5.9
                                                ------------------------------
Net income                                        16.0%       14.5%     11.3%
                                                ==============================


COMPARISON OF FISCAL 2001, 2000 AND 1999

NET REVENUES. Net revenues increased 19.0% from $91.0 million in fiscal 2000 to $108.3 million in fiscal 2001. The increase in net revenues resulted from overall strength in the semiconductor industry through the first six months of fiscal 2001, continued market acceptance of our existing products and sales of new products in our SiliconSwitch, SiliconClock and SiliconInterface product lines, offset in part by a decline in the weighted average selling price of all products. Net revenues increased 52.1% from $59.8 million in fiscal 1999 to $91.0 million in fiscal 2000. The increase in net revenues resulted from overall strength in the semiconductor industry, continued market acceptance of our existing products and sales of new products in our SiliconSwitch, SiliconClock and SiliconInterface product lines, offset in part by a decline in the weighted average selling price of all products.

GROSS PROFIT. Gross profit increased 19.8% from $38.4 million in fiscal 2000 to $46.0 million in fiscal 2001. Gross margin increased slightly from 42.2% in fiscal 2000 to 42.4% in fiscal 2001. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in our various product lines. Gross profit increased 58.1% from $24.3 million in fiscal 1999 to $38.4 million in fiscal 2000. Gross margin increased from 40.7% in fiscal 1999 to 42.2% in fiscal 2000. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in our various product lines.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 35.4% from $8.1 million in fiscal 2000 to $11.0 million in fiscal 2001. As a percentage of net revenues, research and development expenses increased from 8.9% in fiscal 2000 to 10.1% in fiscal 2001. Research and development expenses increased 35.8% from $6.0 million in fiscal 1999 to $8.1 million in fiscal 2000. As a percentage of net revenues, research and development expenses decreased from 10.0% in fiscal 1999 to 8.9% in fiscal 2000. The increase in absolute dollars in research and development spending in each year was attributable to development costs for new products in each of our product lines and expansion of engineering staff and related infrastructure as we continued our commitment to new product development. We believe that continued investment in research and development is critical to attaining our strategic objectives, and as a result we expect research and development expenses to increase in absolute dollars in future periods.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs include advertising, sales materials, sales commissions, and other marketing and promotional expenses. Selling, general and administrative expenses increased 21.7% from $12.4 million in fiscal 2000 to $15.2 million in fiscal 2001 and increased as a percentage of net revenues from 13.7% to 14.0%. Selling, general and administrative expenses increased 35.7% from $9.2 million in fiscal 1999 to $12.4 million in fiscal 2000 but decreased as a percentage of net revenues from 15.3% to 13.7%. The increase in expense in each year was primarily attributable to increased staffing levels and increases in commissions and other incentives due to sales and profitability growth.

RESTRUCTURING CHARGE. In fiscal 2001 there was a non-recurring restructuring charge of $522,000 related to an unused leased facility. The facility has subsequently been subleased and the terms of that sublease indicate that the restructuring charge was sufficient. There were no restructuring charges in fiscal 2000 or 1999.

OTHER INCOME, NET. Other income, net includes interest income and expense and our allocated portion of net losses of Pericom Technology, Inc. ("PTI"), a British Virgin Islands corporation based in Shanghai, People's Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries (see Note 4 of Notes to Financial Statements). Other income, net increased from $3.3 million in fiscal 2000 to $7.9 million in fiscal 2001. Interest income increased from $3.6 million in fiscal 2000 to $8.3 million in fiscal 2000 primarily as a result of investment of the net proceeds from our follow-on public offering in March 2000. Our share of the net losses of PTI decreased from $323,000 in fiscal 2000 to $68,000 in fiscal 2001, excluding $331,000 in goodwill amortization in fiscal 2001. Other income, net increased from income of $1.1 million in fiscal 1999 to $3.3 million in fiscal 2000. Interest income increased from $1.4 million in fiscal 1999 to $3.6 million in fiscal 2000 primarily as a result of investment of the net proceeds from our follow-on public offering in March 2000. Our share of the net losses of PTI increased from $288,000 in fiscal 1999 to $323,000 in fiscal 2000, excluding $35,000 in goodwill amortization in fiscal 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes was $9,789,000, $7,918,000 and $3,488,000 in fiscal 2001, 2000 and 1999, respectively. In each of these fiscal years, the provision for income taxes differed from the federal statutory rate primarily due to state income taxes and the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided approximately $19.4 million in cash in fiscal 2001, $18.2 million in fiscal 2000 and $4.1 million in fiscal 1999. Net cash used for investing activities was $57.0 million, $5.5 million and $5.3 million in fiscal 2001, 2000 and 1999, respectively. We made capital expenditures of approximately $5.8 million in fiscal 2001, $4.2 million in fiscal 2000 and $3.0 million in fiscal 1999. We expect to spend approximately $1.5 million in fiscal 2002 to acquire software and other miscellaneous capital equipment. We used the $100.9 million net proceeds from our follow-on public offering in March 2000 to purchase short-term money market funds.

As of June 30, 2001, our principal source of liquidity included cash, cash equivalents and short-term investments of approximately $150.9 million. We believe that cash generated from operations and existing cash balances will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require us to seek additional capital sooner or, if so required, that adequate capital will be available at all or on terms acceptable to us.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We expect to continue evaluating investment and acquisition opportunities and consequently, we may see an increase in investment and acquisition activity.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of instrument and whether it qualifies for hedge accounting. We adopted SFAS 133, as amended, on July 1, 2000. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we had no derivative financial instruments as of June 30, 2000 and have not entered into any derivative transactions historically.

As a matter of policy, we do not currently enter into transactions involving derivative financial instruments. In the event we enter into such transactions in the future, we will account for those transactions in accordance with SFAS 133, in which case we will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required in the fourth quarter of fiscal 2001. The adoption of this bulletin did not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 on July 1, 2000, except for provisions that modify the definition of an employee and that directly or indirectly reduce the exercise price of stock option awards, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom will adopt SFAS No. 142 for its fiscal year beginning July 1, 2001. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate such goodwill under the SFAS 142 transitional impairment test and does not expect the carrying values to significantly exceed the fair values of such assets. Any transitional impairment loss will be recognized as a change in accounting principle.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 30, 2001, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $61.8 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are filed as part of this report.

                                                                                          Page No.
     Independent Auditors' Report .....................................................      34

     Balance Sheets as of June 30, 2001 and 2000 ......................................      35

     Statements of Income for each of the three fiscal years in the period ended
     June 30, 2001 ....................................................................      36

     Statements of Shareholders' Equity and Comprehensive Income for each of the
     three fiscal periods in the period ended June 30, 2001 ...........................      37

     Statements of Cash Flows for each of the three fiscal years in the period
     ended June 30, 2001 ..............................................................      38

     Notes to Financial Statements ....................................................      39


2.   INDEX TO SUPPLIMENTAL FINANCIAL INFORMATION

     Unaudited Interim Financial Information ..........................................      51

3.   INDEX TO FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Pericom Semiconductor Corp.
     for the years ended June 30, 2001, 2000, and 1999 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

     Schedule II - Valuation and Qualifying Accounts for each of the three
     fiscal years in the period ended June 30, 2001 ...................................      54

     ________________

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their respective ages as of June 30, 2001 are as follows:

        Name                    Age                          Position(s)
        ----                    ---                          -----------
Alex Chi-Ming Hui                44      Chief Executive Officer, President and Chairman of
                                         the Board of Directors
Chi-Hung (John) Hui, Ph.D.       46      Vice President, Technology and Director
Patrick B. Brennan               63      Vice President, Investor Relations
Michael D. Craighead             55      Vice President, Finance and Administration and Chief
                                         Financial Officer
Tat C. Choi, Ph.D.               46      Vice President, Design Engineering
Anthony V. Walker                54      Vice President, Marketing
Gerald V. Beemiller              57      Vice President, Sales
Shujong (John) Cheng             51      Vice President, Operations
Hau L. Lee, Ph.D. (1)            48      Director
Millard (Mel) Phelps (1)         73      Director
Tay Thiam Song  (1) (2)          46      Director
Jeffery Young  (2)               52      Director

_____________

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

Patrick B. Brennan has been Vice President, Investor Relations since October 2000. Mr. Brennan joined the company in March 1993 as the Vice President, Finance and Administration. From February 1991 to March 1993, Mr. Brennan was employed by Datacord, Inc., a subsidiary of Newell Research, Inc., as its Vice President, Finance, and from July 1985 to February 1991, he was employed as the Vice President, Finance of SEEQ Technology, Inc. From January 1980 to June 1985, he was employed by National Semiconductor Corporation, most recently as Vice President and Treasurer. Mr. Brennan holds a B.S. in Business Administration from Arizona State University.

Michael D. Craighead has been Vice President, Finance and Administration and Chief Financial Officer of the Company since October 2000. From July 1999 through October 2000 he was Corporate Controller of the Company. Previously, Mr. Craighead was Corporate Controller of GSS/Array Technology, Inc. from June 1998 to July 1999 and from November 1997 to June 1998 he was Corporate Controller of DSP Technology. Mr. Craighead was also Vice President, Finance and Administration and Chief Financial Officer of ComputerWare from April 1996 to November 1997 and was Vice President, Finance and Operations at Utah Scientific from September 1995 to April 1996. Previously, Mr. Craighead has held positions as Controller of Grass Valley Group from March 1989 through May 1996 and Vice President, Finance and Administration and Chief Financial Officer of Drexler Technology Corporation from June 1982 to March 1989. Mr. Craighead holds a BS degree in Accounting from San Jose State University.

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

Anthony V. Walker joined Pericom in March 2001 as Vice President of Marketing. From January 2000 to March 2001, Mr. Walker was employed by Hi/fn, inc. as Director of Marketing. Prior to Hi/fn he was employed from January 1998 to January 2000 as Director of Marketing for Integrated Device Technology (IDT) Corporation's logic and timing products. Previously, Mr. Walker held sales and marketing management positions at the TriTech Microelectronics subsidary of Singapore Technologies ('96-'97), Toshiba America's ASIC division ('90-'95), Plessey Semiconductors ('88-'89) and Ferranti Semiconductors ('72-'88). He holds a Bachelor of Science (B.Sc.) degree in Electronic Engineering and Physics from Loughborough University of Technology, Loughborough, UK.

Gerald V. Beemiller joined Pericom in December of 2000 as Vice President of Worldwide Sales. From July 1997 to May 2000, Mr. Beemiller was employed by Sony Semiconductor Company of America originally as Vice President of Sales and later as Vice President of Sales and Marketing. Prior to Sony, he was the Founder, CEO and President of Infant Advantage, a medical device company ('89-'97). Prior to Infant Advantage, he was the Owner/Partner of I Squared, a semiconductor manufacturers representative firm ('74-'89). Previously, he held engineering and sales positions at Motorola Semiconductor ('66-'73). Mr. Beemiller was educated at Arizona State University and holds a BS Degree in Mathematics.

Shujong (John) Cheng joined Pericom in August of 2001 as Vice President of Operations. From July 1999 to August 2001, Mr. Cheng was employed by Payton Technology, Inc. as Vice President of Operations. Prior to Payton, he was employed from March 1997 to July 1999 as Vice President of Global Product and Test Engineering by Kingston Technology. Previously, he was the President of Evergreen Testing Services from June 1995 to March 1997 and Director of Manufacturing for Hyundai Electronics, America from April 1994 to June1995. Mr. Cheng has also held product and test engineering management positions with ESS Technology ('93-'94), Cypress Semiconductor ('89-'93), IDT ('84-'89), and Atari ('81-'84). Mr. Cheng holds a BSEE from Tatung Institute of Technology, Taipei, Taiwan and a MSEE from Lamar University, Beaumont, Texas.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 12, 2001, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)            The following documents are filed as part of this report:

         (1) Financial Statements and Financial Statement Schedule - See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 29 of this report.

         (2) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

         3.1       Restated Articles of Incorporation of the Registrant (1)
         3.2       Amended and Restated Bylaws of the Registrant (2)
        10.1 Registrant's 1990 Stock Option Plan, including Forms of Agreements thereunder (3)
        10.2 Registrant's 1995 Stock Option Plan, including Forms of Agreements thereunder (3)
        10.3 Registrant's 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)
        10.4 Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)
        10.5 Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)
        10.6 Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)
        10.7 Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)
        10.8 Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant
        10.11      Form of Indemnification Agreement (3)
        10.12 Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)
        10.13 Registrant's 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)
        10.14 Registrant's 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)
        23.1       Consent of Independent Auditors

                   (1) Incorporated herein by reference to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.

                   (2) Incorporated herein by reference to the Company's fiscal
                       1999 Annual Report on Form 10-K in which the exhibit bears the same number.

                   (3) Incorporated herein by reference to the Company's
                       Registration Statement on Form S-1 in which the exhibit bears the same number.

                   (4) Incorporated herein by reference to the Company's fiscal
                       2000 Annual Report on Form 10-K in which the exhibit bears the same number.

                   (5) Incorporated herein by reference to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.

    (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 2001.

    (c)            Exhibits: See list of exhibits under (a)(2) above.

    (d)            Financial Statement Schedules: See list of schedules under
                   (a)(1) above.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pericom Semiconductor Corporation:

We have audited the accompanying balance sheets of Pericom Semiconductor Corporation as of June 30, 2001 and 2000, and the related statements of income, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
July 24, 2001

                        PERICOM SEMICONDUCTOR CORPORATION

                                 BALANCE SHEETS

                        (In thousands, except share data)

                                                                                 June 30,
                                                                                 --------
                                                                             2001        2000
                                                                             ----        ----
                                    ASSETS
       Current assets:
            Cash and cash equivalents                                    $   89,076  $  124,115
            Short-term investments                                           61,811      16,549
            Accounts receivable:
                 Trade (net of allowances of $4,296 and $3,343)               7,096      12,012
                 Other                                                        1,050         377
            Inventories                                                      14,440      13,166
            Prepaid expenses and other current assets                           732         209
            Deferred income taxes                                             1,776       1,099
                                                                        -------------------------
                      Total current assets                                  175,981     167,527
       Property and equipment--net                                           10,473       8,246
       Investment in and advances to joint venture                            8,655       4,287
       Other assets                                                           1,318         306
                                                                        -------------------------
                      Total                                              $  196,427  $  180,366
                                                                        =========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
            Accounts payable                                             $    4,168  $    8,983
            Accrued liabilities                                               3,747       3,561
            Income taxes payable                                                  0       1,710
                                                                        -------------------------
                      Total current liabilities                               7,915      14,254
       Deferred income taxes                                                  1,322       1,340
       Commitments and contingencies (Notes 8 and 9)
       Shareholders' equity:
            Common stock, 60,000,000 shares authorized;
                 Shares outstanding: 2001, 25,141,102; 2000, 24,493,994     136,007     130,834
            Accumulated other comprehensive loss                               (204)        (90)
            Retained earnings                                                51,387      34,028
                                                                        -------------------------
                      Total shareholders' equity                            187,190     164,772
                                                                        -------------------------
                      Total                                              $  196,427  $  180,366
                                                                        =========================

                       See notes to financial statements.

                        PERICOM SEMICONDUCTOR CORPORATION

                              STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                                        Years Ended June 30,
                                                                        -------------------
                                                                 2001            2000          1999
                                                                 ----            ----          ----
Net revenues                                                   $108,313      $   90,977      $ 59,797
Cost of revenues                                                 62,388          52,540        35,484
                                                           ----------------------------------------------
     Gross profit                                                45,925          38,437        24,313
Operating expenses:
     Research and development                                    10,993           8,118         5,976
     Selling, general and administrative                         15,150          12,449         9,175
     Restructuring Charge                                           522               0             0
                                                           ----------------------------------------------
          Total                                                  26,665          20,567        15,151
                                                           ----------------------------------------------
Income from operations                                           19,260          17,870         9,162
Equity in net loss of joint venture and related goodwill
     amortization                                                  (399)           (358)         (288)
Interest income
                                                                  8,287           3,621         1,386
                                                           ----------------------------------------------
Income before income taxes                                       27,148          21,133        10,260
Provision  for income taxes                                       9,789           7,918         3,488
                                                           ----------------------------------------------
Net income                                                     $ 17,359      $   13,215      $  6,772
                                                           ==============================================
Basic earnings per share                                       $   0.70      $     0.63      $   0.36
                                                           ==============================================
Diluted earnings per share                                     $   0.64      $     0.56      $   0.33
                                                           ==============================================
Shares used in computing basic earnings per share                24,914          20,906        18,790
                                                           ==============================================
Shares used in computing diluted earnings per share              27,242          23,578        20,558
                                                           ==============================================

                       See notes to financial statements.

                        PERICOM SEMICONDUCTOR CORPORATION

           STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                 (In thousands)

                                                                    Accumulated
                                                                       Other          Total
                                   Common Stock         Retained   Comprehensive   Shareholders' Comprehensive
                                   ------------
                                Shares     Amount       Earnings       (Loss)         Equity        Income
                                ------     ------       --------       ------         ------        ------
BALANCES, June 30, 1998         18,572      24,570       14,041          ---           38,611
Net income                         ---         ---        6,772          ---            6,772    $       6,772
Unrealized loss on
investments                        ---         ---          ---          (33)             (33)             (33)
                                                                                                 -------------
Comprehensive Income               ---         ---          ---          ---              ---    $       6,739
                                                                                                 =============
Issuance of common stock
under employee stock plans         466         737          ---          ---              737
Tax benefit resulting from
stock option transactions          ---         293          ---          ---              293
                               -------------------------------------------------------------------------------
BALANCES, June 30, 1999         19,038      25,600       20,813          (33)          46,380
Net income                         ---         ---       13,215                        13,215    $      13,215
Unrealized loss on
investments                        ---         ---          ---          (57)             (57)             (57)
                                                                                                 -------------
Comprehensive Income               ---         ---          ---          ---              ---    $      13,158
                                                                                                 =============
Issuance of common stock
In secondary offering net
of issuance costs of $427        4,400     100,949          ---          ---          100,949
Issuance of common stock
under employee stock plans       1,056       2,200          ---          ---            2,200
Tax benefit resulting from
stock option transactions          ---       2,085          ---          ---            2,085
                               -------------------------------------------------------------------------------
BALANCES, June 30, 2000         24,494    $130,834      $34,028        $ (90)        $164,772
Net income                         ---         ---       17,359                        17,359    $      17,359
Unrealized loss on
investments                        ---         ---          ---         (114)            (114)            (114)
                                                                                                 -------------
Comprehensive Income               ---         ---          ---          ---              ---    $      17,245
                                                                                                 =============
Issuance of common stock
under employee stock plans         647       2,549          ---          ---            2,549
Issuance of common stock
options to non-employees           ---         137          ---          ---              137
Tax benefit resulting from
stock option transactions          ---       2,487          ---          ---            2,487
                               -------------------------------------------------------------------------------
BALANCES, June 30, 2001         25,141    $136,007      $51,387        $(204)        $187,190
                               ===============================================================================

                       See notes to financial statements.

                        PERICOM SEMICONDUCTOR CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                              Years Ended June 30,
                                                                                              --------------------
                                                                                     2001            2000             1999
                                                                                     ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  17,359       $  13,215        $   6,772
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                    3,519           2,470            1,601
     Loss on disposal of assets                                                           1               2               --
     Stock-based compensation                                                           137              --               --
     Equity in net loss/Goodwill amortization of joint venture                          399             358              288
     Deferred income taxes                                                             (618)            (27)             278
     Changes in assets and liabilities:
          Accounts receivable                                                         4,243          (2,324)          (4,435)
          Inventories                                                                (1,274)         (3,331)            (918)
          Prepaid expenses and other current assets                                    (523)            372             (429)
          Accounts payable                                                           (4,815)          1,688            1,178
          Accrued liabilities                                                           186           1,958             (252)
          Income taxes payable                                                          778           3,773               (3)
                                                                                  -------------------------------------------
               Net cash provided by operating activities                             19,392          18,154            4,080
                                                                                  -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                             (5,779)         (4,209)          (2,988)
     Purchase of short-term investments                                             (57,214)         (6,209)         (13,054)
     Maturities of short-term investments                                            11,761           7,000           12,682
     Increase in other assets                                                        (1,012)            (64)             (49)
     Advances to and investments in joint venture                                    (4,768)         (2,034)          (1,853)
     Proceeds from sale of property and equipment                                        32              --               --
                                                                                  -------------------------------------------
               Net cash used for investing activities                               (56,980)         (5,516)          (5,262)
                                                                                  ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of issuance costs                                  2,549         103,149              737
                                                                                  ------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      (35,039)        115,787             (445)
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            124,115           8,328            8,773
                                                                                  ------------------------------------------
     End of period                                                                $  89,076       $ 124,115        $   8,328
                                                                                  ==========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Income taxes                                                                 $   8,986       $   4,171        $   3,210

                                                                                  ==========================================
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
    Tax benefit from stock option transactions                                    $   2,487       $   2,085        $     293
                                                                                  ==========================================

                       See notes to financial statements.

                        PERICOM SEMICONDUCTOR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                 FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the "Company") was incorporated in June 1990. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION -- All share amounts and per share calculations in the accompanying financial statements give effect to the two-for-one stock split effected on September 8, 2000.

FISCAL PERIOD -- The Company's fiscal years in the accompanying financial statements have been shown as ending on June 30. Fiscal years 2001, 2000, and 1999 ended on June 30, 2001, July 1, 2000 and July 3, 1999, respectively. Fiscal 2001 and fiscal 2000 each included 52 weeks and fiscal 1999 included 53 weeks.

CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. The recorded carrying amounts of the Company's cash and cash equivalents approximate their fair market value.

SHORT-TERM INVESTMENTS -- The Company's policy is to invest in short-term instruments with investment grade credit ratings. Generally, such investments have contractual maturities of up to three years. The Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At June 30, 2001 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

                                          Gross          Gross
                            Amortized   Unrealized      Unrealized   Market
                              Cost         Gains         Losses       Value
                              ----         -----         ------       -----

Corporate bonds and notes   $ 10,682     $     --      $   (289)    $ 10,393
Government securities         44,233            9            --       44,242
Equities                       3,776           --            --        3,776
Certificates of deposit        3,400           --            --        3,400
                            ------------------------------------------------
                            $ 62,091     $      9      $   (289)    $ 61,811
                            ================================================

INVENTORIES are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years.

INVESTMENT IN JOINT VENTURE is accounted for using the equity method. The difference between the carrying value and the underlying equity in net assets of the investment is being amortized over five years (see Note 4).

LONG-LIVED ASSETS -- The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all intangible assets based upon undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to recording deferred taxes.

STOCK-BASED COMPENSATION -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and all of its interpretations and presents pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

REVENUE RECOGNITION -- Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Estimated costs for sales returns, price protection, stock rotation and other allowances are accrued in the period that sales are recognized. Domestic distributors are permitted a return allowance of up to 10% of their net purchases every six months.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES --- The Company sells its products primarily to large organizations and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company's ability to attract and retain employees necessary to support its growth.

COMPREHENSIVE INCOME -- In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended June 30, 2001, 2000 and 1999 has been disclosed within the statement of shareholders' equity and comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS
133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of instrument and whether it qualifies for hedge accounting. We adopted SFAS 133, as amended, on July 1, 2000. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we had no derivative financial instruments as of June 30, 2000 and have not entered into any derivative transactions historically.

As a matter of policy, we do not currently enter into transactions involving derivative financial instruments. In the event we enter into such transactions in the future, we will account for those transactions in accordance with SFAS 133, in which case we will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required in the fourth quarter of fiscal 2001. The adoption of this bulletin did not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 on July 1, 2000, except for provisions that modify the definition of an employee and that directly or indirectly reduce the exercise price of stock option awards, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom will adopt SFAS No. 142 for its fiscal year beginning July 1, 2001. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate such goodwill under the SFAS 142 transitional impairment test and does not expect the carrying values to significantly exceed the fair values of such assets. Any transitional impairment loss will be recognized as a change in accounting principle.

RECLASSIFICATIONS -- Certain items in the 1999 financial statements have been reclassified to conform with the 2000 and 2001 presentation. Such reclassifications had no impact on net income or shareholders' equity.

EARNINGS PER SHARE -- Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended June 30, 2001 are as follows:

                                                                            Years Ended June 30,
                                                                  ---------------------------------------
                                                                      2001         2000         1999
                                                                      ----         ----         ----
   Net income                                                       $17,359      $13,215      $ 6,772
                                                                  =======================================
   Computation of common shares outstanding -
   basic earnings per share:

             Weighted average common stock                           24,914       20,906       18,790
                                                                  =======================================

   Basic earnings per share                                           $0.70        $0.63        $0.36
                                                                  =======================================

   Computation of common shares outstanding - diluted earnings per share:

             Weighted average common stock                           24,914       20,906       18,790
             Dilutive options using the treasury stock method         2,328        2,672        1,768
                                                                  ---------------------------------------
   Shares used in computing diluted earnings per share               27,242       23,578       20,558
                                                                  =======================================

   Diluted earnings per share                                         $0.64        $0.56      $  0.33
                                                                  =======================================

Options to purchase 1,486,189 shares of Common stock at prices ranging from $22.03 to $42.75 and options to purchase 236,472 shares of Common Stock at prices ranging from $15.50 to $35.00 were outstanding as of June 30, 2001 and June 30, 2000, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater that the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method. There were no anti-dilutive options at June 30, 1999.

2. INVENTORIES

Inventories consist of (in thousands):
                                                  As of June 30,
                                             --------------------------
                                                 2001          2000
                                                 ----          ----
             Finished goods                    $ 5,425       $ 4,403
             Work-in-process                     3,341         6,285
             Raw materials                       5,674         2,478
                                             --------------------------
                                               $14,440       $13,166
                                             ==========================

3. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

                                                     As of June 30,
                                                -----------------------
                                                   2001           2000
                                                   ----           ----
   Machinery and equipment                      $ 11,617       $  8,788
   Computer equipment and software                 7,220          5,720
   Furniture and fixtures                            746            451
   Leasehold improvements                          1,087            398
   Construction-in-progress                          555            246
                                                --------       --------
   Total                                          21,225         15,603
   Accumulated depreciation and amortization     (10,752)        (7,357)
                                                --------       --------
   Property and equipment - net                 $ 10,473       $  8,246
                                                ========       ========

Construction-in-progress is primarily software that has not been placed in service, and machinery and equipment that has not been accepted.

4. INVESTMENT IN JOINT VENTURE

In fiscal 1994, the Company purchased 1,500,000 shares of Series A Convertible Preferred Stock issued by Pericom Technology, Inc. ("PTI") for $750,000 (an 18.4% equity investment at the time). Such preferred stock is convertible at the option of the Company into 1,500,000 shares of PTI common stock, does not bear dividends, has a liquidation preference up to the purchase price and votes based on the number of common shares into which it is convertible. In fiscal 2000, the Company purchased an additional 909,090 shares of Series B Convertible Preferred Stock for $1 million and converted $3.5 million in debt to purchase an additional 3,181,818 shares of Series B Convertible Preferred Stock. The Series B issue has liquidation preference over the Series A issue and all common shares. With the fiscal 2000 additional investment, the Company had a 43.3% equity investment in PTI. After the additional investment there was approximately a $1.7 million difference between the carrying value and the underlying equity in net assets of the investment which is being amortized over five years. Amortization expense was approximately $331,000 for the year ended June 30, 2001. In fiscal 2001, the Company purchased an additional 3,000,000 shares of Series C Convertible Preferred Stock for approximately $5 million. The Series C issue has liquidation preference over all other classes of stock. With the fiscal 2001 additional investment, the Company now has a 45.0% equity investment in PTI. The investment in PTI is accounted for using the equity method due to the Company's significant influence over its operations. In addition, several of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 30, 1999 and 2000, the Company sold $65,000 and $29,000 respectively, in services to PTI. During the year ended June 30, 2001, the Company did not sell any services to PTI. During the years ended June 30, 1999, 2000 and 2001, the Company purchased $72,000, $890,000 and $1,300,000 in services from PTI, respectively. In fiscal 2000 the Company began purchasing test and other manufacturing services from PTI. At June 30, 1999, 2000 and 2001, $2,611,000, $233,000 and $134,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of the joint venture at June 30, 2001 and June 30, 2000 is as follows (in thousands):

                                                         2001           2000
                                                         ----           ----
  Total assets                                         $14,479        $ 3,926
  Total liabilities                                        865            285
  Total equity                                          13,614          3,641

  Revenue                                              $ 5,640        $ 1,105
  Cost of revenues                                       3,600            609
                                                   ---------------------------
  Gross profit                                           2,040            496

  Expenses                                               2,283          1,649
                                                   ---------------------------
  Operating Loss                                          (243)        (1,153)
  Interest and other income/(expense)                      114            (27)
                                                   ---------------------------
  Net loss                                             $  (129)       $(1,180)
                                                   ===========================

5. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

                                                          As of June 30,
                                                      ------------------------
                                                         2001         2000
                                                         ----         ----

  Accrued compensation                                  $ 1,598     $ 2,066
  External sales representative commissions                 819         975
  Other accrued expenses                                  1,330         520
                                                      ------------------------
                                                        $ 3,747     $ 3,561
                                                      ========================

6. SHAREHOLDERS' EQUITY

In March 2000, the Company completed a secondary public offering of 4,400,000 shares of its common stock at a price of $24.25 per share.

PREFERRED STOCK

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of June 30, 2001, no shares of preferred stock were outstanding.

STOCK OPTION PLANS

Under the Company's 2001, 1995, and 1990 Stock Option Plans, incentive and nonqualified stock options to purchase up to 6,938,490 shares of common stock have been reserved at June 30, 2001 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 48 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company's option plans is summarized below:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                             Shares        Price
                                                                             ------        -----
    Balance June 30, 1998 (1,278,000 exercisable at a weighted              3,188,648       2.07
    average price of $1.03)
         Granted (weighted average fair value of $2.12 per share)           2,585,350       3.11
         Exercised                                                           (275,808)      1.03
         Canceled                                                          (1,652,500)      3.57
                                                                          ----------------------
    Balance, June 30, 1999 (1,769,834 exercisable at a weighted             3,845,690       2.20
    average price of $1.50)
         Granted (weighted average fair value of $14.09 per share)          1,805,000      16.33
         Exercised                                                           (836,154)      1.94
         Canceled                                                            (287,672)      4.37
                                                                          ----------------------
    Balance, June 30, 2000 (1,886,648 exercisable at a weighted             4,526,864       7.76
    average price of $2.38)
         Granted (weighted average fair value of $18.91 per share)          1,897,555      22.62
         Exercised                                                           (534,216)      2.92
         Canceled                                                          (1,143,702)     24.22
                                                                          ----------------------
    Balance, June 30, 2001                                                  4,746,501   $  10.28
                                                                          ======================

At June 30, 2001, 2,191,989 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of June 30, 2001 is as follows:

                                             Options Outstanding                        Options Exercisable
                                             -------------------                        -------------------
                                                  Weighted
                                                   Average            Weighted                              Weighted
       Range of                                   Remaining           Average                                Average
       Exercise               Number             Contractual          Exercise           Number             Exercise
        Prices              Outstanding         Life (Years)           Price           Exercisable            Price
        ------              -----------         ------------           -----           -----------            -----

   $ 0.10 -  2.20           1,106,777              4.67               $ 1.33            1,098,486            $ 1.32
   $ 2.28 -  3.69             994,213              6.94                 2.75              657,176              2.75
   $ 3.72 - 13.96           1,166,806              8.64                 9.23              365,140              7.15
   $14.00 - 24.56           1,041,210              9.21                19.76              184,673             21.09
   $24.69 - 42.75             437,495              9.04                30.29               91,819             30.45
----------------------------------------------------------------------------------------------------------------------
    $0.10 - 42.75           4,746,501              7.52               $10.28            2,397,294            $ 5.24
======================================================================================================================

In fiscal 1999, the Company canceled options to purchase 1,277,950 shares of common stock with exercise prices ranging from $2.63 to $4.82 per share and issued replacement options with an exercise price of $2.40 per share.

On April 6, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them with an exercise price of $15.00 or more per share in exchange for an equal number of replacement options to be granted at a future date not less than six months and a day after the options were canceled. The elections to cancel options were effective on May 4, 2001. The exchange resulted in the voluntary cancellation by 59 employees of 610,405 employee stock options with exercise prices ranging from $18.50 to $42.75 in exchange for the same number of replacement options. The replacement options will be granted on or about November 5, 2001. The replacement options will have the same terms and conditions as each optionee's cancelled options, including the expiration date of the cancelled options, except that: (1) 12.5% of the replacement options will vest on the grant date and the remainder will vest at a rate of 1/48 per month for 42 months, (2) the replacement options will have an exercise price equal to the fair market value of our common stock on the date of the grant and (3) the optionee must be an employee of Pericom Semiconductor Corp. on the date of grant of the replacement options in order to receive replacement options. Employees were eligible to participate in the program, although Board members were ineligible. We believe that there will be no compensation charge for accounting purposes in connection with the program.

1997 EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company approved the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company's Common Stock was reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods, except that the first purchase period will be 27 months. Each purchase period will be divided into eight consecutive three-month accrual periods, except that the first accrual period will be six months. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The initial purchase period commenced upon the effective date of the Company's initial public offering of Common Stock in October 1997 and ended on January 30, 2000. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2001, 2000 and 1999, respectively, the Company issued 80,223, 219,358 and 189,876 shares of common stock under the Stock Purchase Plan at a weighted average price of $5.42, $2.63 and $2.39, respectively. The weighted average fair value of the fiscal 2001, 2000, and 1999 awards for each year was $9.66, $2.21 and $1.15 per share. The last issuance under the 1997 Employee Stock Purchase Plan was on July 31, 2000.

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company's Common Stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2001, the Company issued 32,669, shares of common stock under the Stock Purchase Plan at a weighted average price of $16.90. The weighted average fair value of the fiscal 2001 awards was $9.21 per share.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company's stock option grants:

                                     2001            2000           1999
                                     ----            ----           ----
  Expected life                     5 years         5 years        5 years
  Risk-free interest rate             5.35%           6.21%          5.25%
  Volatility                           118%             91%            83%
  Dividend yield                      0.00%           0.00%          0.00%

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

                                     2001            2000           1999
                                     ----            ----           ----
  Expected life                    3 months        3 months       3 months
  Risk-free interest rate          4.5-6.3%        4.7-5.8%       4.3-4.7%
  Volatility                      101%-139%         66%-99%        66%-88%
  Dividend yield                      0.00%           0.00%          0.00%

PRO FORMA NET INCOME AND EARNINGS PER SHARE

Had the Company amortized to expense the computed fair values of the 2001, 2000 and 1999 awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, 2000 Employee Stock Purchase Plan, and 1997 Employee Stock Purchase Plan, the Company's pro forma net income and earnings per share for the three fiscal years in the period ended June 30, 2001 would have been as follows:

                                          2001             2000          1999
                                          ----             ----          ----
  Pro forma net income                $10,930,000      $11,297,000    $5,734,000

  Pro forma earnings per share:
      Basic earnings per share        $      0.44      $      0.54    $     0.31
      Diluted earnings per share      $      0.40      $      0.48    $     0.28

ISSUANCE OF STOCK OPTIONS TO NONEMPLOYEES

The Company issued nonstatutory options to a nonemployee for the purchase of 20,000 shares of common stock at an exercise price of $18.19. These options were valued and revalued using the Black-Scholes pricing model. In accordance with SFAS No. 123, its related interpretations and EITF 96-18, the Company accounted for this award under the fair value method and as a variable award. Accordingly, the Company recorded deferred compensation at the grant date equal to the fair value of the options and the vesting schedule (using the Black-Scholes option pricing model) and adjusted the deferred compensation expense at the end of each period until the award vested and became fixed. The related compensation expense of $137,000 was recognized as selling, general and administrative expense in the accompanying statement of income.

7. INCOME TAXES

The provision for income taxes consists of (in thousands):

                                                Fiscal Year Ended June 30,
                                                --------------------------
                                               2001          2000       1999
                                               ----          ----       ----
  Federal:
     Current                                  $5,863        $5,428     $2,774
     Deferred                                    585          (116)       235
                                             ---------------------------------
                                              $6,448        $5,312      3,009
  State:
     Current                                     744           432        143
     Deferred                                    110            89         43
                                             ---------------------------------
                                                 854           521        186
  Charge in lieu of taxes attributable to
  employee stock plans                         2,487         2,085        293
                                             ---------------------------------
  Provision for income taxes                  $9,789        $7,918     $3,488
                                             =================================


A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
  Tax at federal statutory rate                  35.0%       35.0%       35.0%
  State income taxes, net of federal benefit      2.1         2.9         1.5
  Tax exempt investment income                   (1.8)        ---         ---
  Research and development tax credits           (2.3)       (2.1)       (2.7)
  Other                                           3.1         1.7          .2
                                               -------------------------------
  Provision for income taxes                     36.1%       37.5%       34.0%
                                               ===============================


The components of the net deferred tax assets (liabilities) were as follows (in thousands):

                                                                As of June 30,
                                                               ---------------
                                                               2001       2000
                                                               ----       ----
  Deferred tax assets:
    Accruals and reserves recognized in different periods    $ 1,099    $   428
    Other                                                        677        671
                                                             -------------------
                                                               1,776      1,099
                                                             -------------------
  Deferred tax liabilities:
    Basis difference in fixed assets                            (702)    (1,351)
    Other                                                       (620)        11
                                                             -------------------
                                                              (1,322)    (1,340)
                                                             -------------------
  Net deferred tax assets (liabilities)                      $   454    $  (241)
                                                             ===================

8. LEASES

The Company leases certain facilities under operating leases through May 2005, with two consecutive options to extend for an additional three years each upon termination of the original lease term. The future minimum operating lease commitments at June 30, 2001 are as follows (in thousands):

             Fiscal Year:
                2002                 1,555
                2003                 1,608
                2004                 1,663
                2005                   649
                                ----------
                                    $5,475
                                ==========

Rent expense for operating leases for the years ended June 30, 2001, 2000 and 1999 was $1,322,000, $1,081,000 and $623,000, respectively.

9. CONTINGENCIES

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company settled an outstanding claim of this nature in fiscal 1999 without material adverse effect on the Company's financial position or results of operations.

On July 20, 2001, a complaint was filed with the U.S. International Trade Commission ("USITC") on behalf of Cypress Semiconductor Corporation ("Cypress"), a competitor, claiming infringement on one of its patents by certain features in certain of our products seeking an investigation and, after the investigation, a permanent exclusion order and permanent cease and desist order. Pericom disputes Cypress' claims and intends to defend itself vigorously. On July 24, 2001, Cypress filed suit in Federal District Court in the Eastern District of Texas - Sherman Division, generally alleging that Pericom infringes the same Patent and seeking injunctive relief and unspecified monetary damages. Pericom disputes Cypress' claims and intends to defend the lawsuit vigorously. However, any litigation, whether or not determined in our favor, can result in significant expense to us and can divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event we attempt to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our business and results of operations would be materially and adversely affected. There can be no assurance that any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect our business, financial condition and results of operations. No provision for any loss which may occur has been recorded in the accompanying financial statements.

10. INDUSTRY AND SEGMENT INFORMATION

In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

11. MAJOR CUSTOMERS AND GEOGRAPHIC OPERATING INFORMATION

In fiscal 2001 one end customer who purchases through distribution and contract manufacturing channels represented 12% of net revenues, one end customer who purchases directly from the company and through the contract manufacturing channel represented 11% of net revenues and one distributor who sells to multiple end customers represented 10% of net revenues. At June 30, 2001, one customer represented 13% of trade accounts receivable. In fiscal 2000 one end customer who purchases through distribution and contract manufacturing channels represented 14% of net revenues, and one distributor who sells to multiple end customers represented 11% of net revenues. At June 30, 2000, three customers represented 14%, 11% and 11%, respectively, of trade accounts receivable. In fiscal 1999, one customer represented 14% of net revenues, and three customers each represented 11% of trade accounts receivable at June 30, 1999.

                                            Fiscal Year Ended June 30,
                                            --------------------------
                                          2001        2000          1999
                                          ----        ----          ----
Net sales to geographic regions:
     United States                     $ 54,850      $48,850      $31,094
     Europe                              12,228        7,852        4,784
     Asia                                41,235       34,275       23,919
                                     ------------------------------------
Total Net Sales                        $108,313      $90,977      $59,797
                                     ====================================

12. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in fiscal 2001, 2000 or 1999.

13. RESTRUCTURING CHARGE

In fiscal 2001 there was a non-recurring restructuring charge of $522,000 related to an unused leased facility. The facility has subsequently been subleased and the terms of that sublease indicate that the restructuring charge was sufficient. There were no restructuring charges in fiscal 2000 or 1999.

14.  SUBSEQUENT EVENT

On July 2, 2001, the Company entered into a transaction with Vaishali Semiconductor LLC ("Vaishali") whereby the Company made a senior secured loan to Vaishali of up to $2,000,000. The Company received a security interest in the assets of Vaishali for the purpose of facilitating the loan transaction. Attached to the senior loan is a warrant agreement, which allows the Company to acquire up to approximately 10% of Vaishali's common stock for $.25 per share.

As of July 24, 2001, the Company had transferred Vaishali $750,000 related to the loan agreement. Subject to certain conditions, the balance of the loan amount will be transferred by December 27, 2001.

                        PERICOM SEMICONDUCTOR CORPORATION

                            QUARTERLY FINANCIAL DATA

        (Amounts in thousands, except per share data)
        (Unaudited)


                                                                             Three Months Ended
                                                                             ------------------
                                                June 30    Mar 31      Dec 31     Sep 30   June 30    Mar 31     Dec 31     Sep 30
                                                  2001      2001        2000       2000     2000       2000       1999       1999
                                                  ----      ----        ----       ----     ----       ----       ----       ----
Net revenues                                    $13,326   $25,908     $35,719    $33,360  $30,310    $23,033    $20,009    $17,625
Cost of revenues                                  8,524    14,564      20,250     19,050   17,432     13,294     11,581     10,233
                                              ------------------------------------------------------------------------------------
  Gross profit                                    4,802    11,344      15,469     14,310   12,878      9,739      8,428      7,392
Operating expenses:
  Research and development                        2,767     2,885       2,754      2,587    2,492      2,133      1,874      1,619
  Selling, general and administrative             3,145     3,788       4,232      3,985    3,946      3,230      2,768      2,504
  Restructuring charge                              522       ---         ---        ---      ---        ---        ---        ---
                                              ------------------------------------------------------------------------------------
     Total operating expenses                     6,434     6,673       6,986      6,572    6,438      5,363      4,642      4,123
                                              ------------------------------------------------------------------------------------
Income (loss) from operations                    (1,632)    4,671       8,483      7,738    6,440      4,376      3,786      3,269
Other income, net                                 1,502     2,197       2,191      1,998    1,979        704        303        277
                                              ------------------------------------------------------------------------------------
Income (loss) before income taxes                  (130)    6,868      10,674      9,736    8,419      5,080      4,089      3,546
Provision (benefit) for income taxes               (577)    2,610       4,056      3,700    3,199      1,829      1,472      1,419
                                              ------------------------------------------------------------------------------------
Net income                                      $   447   $ 4,258     $ 6,618    $ 6,036  $ 5,220    $ 3,251    $ 2,617    $ 2,127
                                              ====================================================================================
Basic earnings per share                        $  0.02   $  0.17     $  0.27    $  0.24  $  0.21    $  0.16    $  0.13    $  0.11
                                              ====================================================================================
Diluted earnings per share                      $  0.02   $  0.16     $  0.24    $  0.22  $  0.19    $  0.14    $  0.12    $  0.10
                                              ====================================================================================
Shares used in computing basic earnings
  Per share                                      25,104    24,984      24,875     24,694   24,398     20,570     19,430     19,222
                                              ====================================================================================
Share used in computing diluted earnings
  Per share                                      27,111    27,111      27,272     27,475   27,162     23,450     22,056     21,640
                                              ====================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PERICOM SEMICONDUCTOR CORPORATION


                                         By:     /s/ ALEX C. HUI
                                             -----------------------------------
                                                    Alex C. Hui
                                              Chief Executive Office, President
                                               and Chairman of the Board of
                                                     Directors

                                         Date:    September 27, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                                  Date
         ---------                               -----                                  ----
      /s/ ALEX C. HUI           Chief Executive Officer, President and            September 27, 2001
-----------------------------   Chairman of the Board of Directors
          Alex C. Hui           (Principal Executive Officer)


  /s/ MICHAEL D. CRAIGHEAD      Vice President, Finance & Administration          September 27, 2001
-----------------------------   (Principal Financial Officer and Accounting
     Michael D. Craighead       Officer)


   /s/ JOHN CHI-HUNG HUI        Vice President, Technology and Director           September 27, 2001
-----------------------------
     John Chi-Hung Hui

     /s/ JEFFREY YOUNG          Director                                          September 27, 2001
-----------------------------
       Jeffrey Young

     /s/ TAY THIAM SONG         Director                                          September 27, 2001
-----------------------------
       Tay Thiam Song

     /s/ MILLARD PHELPS         Director                                          September 27, 2001
-----------------------------
       Millard Phelps

       /s/ HAU L LEE.           Director                                          September 27, 2001
-----------------------------
          Hau L. Lee

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Pericom Semiconductor Corporation as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001 and have issued our report thereon dated July 24, 2001; such financial statements and report are included in this 2001 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pericom Semiconductor Corporation, listed in Item 14(a)(2). Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
July 24, 2001

Schedule II

                        PERICOM SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                   Balance at  Charged to             Balance at
                                   Beginning   Costs and                End of
                                   Of Period   Expenses   Deductions    Period
                                   ---------   --------   ----------    ------
Accounts receivable allowances
 June 30,
          2001                       $3,343     $   953       ---       $4,296
          2000                       $2,570     $   773       ---       $3,343
          1999                        1,559       1,011       ---        2,570

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            _________________________

                                    EXHIBITS

                                       to

                                    FORM 10-K

                                      Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                            _________________________

                        Pericom Semiconductor Corporation

                                INDEX TO EXHIBITS

Exhibit
Number       Description

10.8 Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant
23.1         Consent of Independent Auditors