Form 10-Q
period 2001-09-29
PERICOM SEMICONDUCTOR CORP
filed 2001-11-13
CIK 1001426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001


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

Yes   [X]     No  [_]

As of November 6, 2001 the Registrant had outstanding 25,221,107 shares of Common Stock.

                        Pericom Semiconductor Corporation

               Form 10-Q for the Quarter Ended September 29, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
         Item 1:  Financial Statements

                  Condensed Balance Sheets as of
                  September 30, 2001 and June 30, 2001                      3

                  Condensed Statements of Income
                  for the three months ended September 30, 2001
                  and three months ended September 30, 2000                 4

                  Condensed Statements of Cash Flows
                  for the three months ended September 30, 2001
                  and three months ended September 30, 2000                 5

                  Notes to Condensed Financial Statements                   6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

         Item 3:  Quantitative and Qualitative Disclosures about
                  Market Risk                                              20



PART II.  OTHER INFORMATION

         Item 1:  Legal Proceedings                                        21

         Item 6:  Exhibits and Reports on Form 8-K                         21

         Signatures                                                        22

                          PART I. FINANCIAL INFORMATION
                          Item 1: Financial Statements

                        Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)

                                                                   September 30,       June 30,
                                                                       2001            2001 (1)
                                                                       ----            --------
                                                                    (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $85,894           $89,076
     Short-term investments                                              66,078            61,811
     Accounts receivable:
          Trade (net of allowances of $4,736, and $4,296)                 6,642             7,096
          Other receivables                                               1,101             1,050
     Inventories                                                         12,869            14,440
     Prepaid expenses and other current assets                              738               732
     Deferred income taxes                                                1,699             1,776
                                                                   ------------------------------
                Total current assets                                    175,021           175,981
Property and equipment - net                                             10,240            10,473
Investment in and advances to joint venture                               7,124             7,330
Goodwill, net of amortization                                             1,325             1,325
Other assets                                                              3,829             1,318
                                                                   ------------------------------
               Total                                                   $197,539          $196,427
                                                                   ==============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $ 4,574            $4,168
     Accrued liabilities                                                  3,536             3,747
                                                                   ------------------------------
               Total current liabilities                                  8,110             7,915
Deferred income taxes                                                     1,322             1,322
Shareholders' equity:
     Common stock                                                       136,462           136,007
     Accumulated other comprehensive gain (loss)                            187              (204)
     Retained earnings                                                   51,458            51,387
                                                                   ------------------------------
               Total shareholders' equity                               188,107           187,190
                                                                   ------------------------------
               Total                                                   $197,539          $196,427
                                                                   ==============================

(1) Derived from the June 30, 2001 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                         Condensed Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                        Three Months Ended
                                                                           September 30
                                                                         2001         2000
                                                                         ----         ----
          Net revenues                                                   $13,114       $33,360
          Cost of revenues                                                 8,633        19,050
                                                                      ------------- ----------
               Gross profit                                                4,481        14,310
                                                                      ------------- ----------
          Operating expenses:
               Research and development                                    2,579         2,587
               Selling, general and administrative                         2,943         3,985
                                                                      ------------- ----------
                    Total                                                  5,522         6,572
                                                                      ------------- ----------
          Income (loss) from operations                                   (1,041)        7,738
          Equity in net loss of investee                                    (206)         (225)
          Interest income                                                  1,357         2,223
                                                                      ------------- ----------
          Income before income taxes                                         110         9,736
          Provision for income taxes                                          39         3,700
                                                                      ------------- ----------
          Net income                                                        $ 71       $ 6,036
                                                                      ============= ==========
          Basic earnings per share                                         $0.00         $0.24
                                                                      ============= ==========
          Diluted earnings per share                                       $0.00         $0.22
                                                                      ============= ==========
          Shares used in computing basic earnings per share               25,189        24,694
                                                                      ============= ==========
          Shares used in computing diluted earnings per share             27,114        27,475
                                                                      ============= ==========

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                             September 30,
                                                             -------------
                                                            2001         2000
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $      71    $   6,036
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           1,038          772
     Equity in net loss of investee                            206          225
     Changes in assets and liabilities:
          Accounts receivable                                  599       (2,092)
          Inventories                                        1,571        1,314
          Prepaid expenses and other current assets             (6)          (2)
          Accounts payable                                     406          673
          Accrued liabilities                                 (211)         (82)
          Income taxes payable                                  --        1,854
                                                         ---------    ---------
Net cash provided by operating activities                    3,674        8,698
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment                 (805)      (1,066)
          Purchase of short-term investments               (10,489)      (2,424)
          Maturities of short-term investments               6,690        1,440
          Decrease (increase) in other assets               (2,511)          18
          Advances to investee                                (196)        (183)
                                                         ---------    ---------
Net cash used in investing activities                       (7,311)      (2,215)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock, net                            455          857
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (3,182)       7,340

CASH AND CASH EQUIVALENTS:
          Beginning of period                               89,076      124,115
                                                         ---------    ---------
          End of period                                  $  85,894    $ 131,455
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                   $      37           --
                                                         =========    =========

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the three month periods ended September 30, 2001 and September 30, 2000. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. The Company's fiscal year 2001 ended on June 30, 2001. The three month periods in fiscal years 2002 and 2001 ended on September 29, 2001 and September 30, 2000, respectively.

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

Basic and diluted earnings per share for the three month periods ended September 30, 2001 and September 30, 2000 are computed as follows (in thousands, except for per share data):

                                                                         Three Months Ended
                                                                            September 30,
                                                                           2001      2000
                                                                           ----      ----
Net income                                                               $    71   $ 6,036
                                                                         =======   =======
Computation of common shares outstanding - basic earnings per share:

          Weighted average shares of common stock                         25,189    24,694

                                                                         -------   -------
Shares used in computing basic earnings per share                         25,189    24,694
                                                                         =======   =======

Basic earnings per share                                                 $  0.00   $  0.24
                                                                         =======   =======

Computation of common shares outstanding - diluted earnings per share:

          Weighted average shares of common stock                         25,189    24,694
          Dilutive options using the treasury stock method                 1,925     2,781

                                                                         -------   -------
Shares used in computing diluted earnings per share                       27,114    27,475
                                                                         =======   =======

Diluted earnings per share                                               $  0.00   $  0.22
                                                                         =======   =======

Options to purchase 2,395,192 shares of Common stock at prices ranging from $14.50 to $42.75 and options to purchase 102,535 shares of Common stock at prices ranging from $32.69 to $41.13 were outstanding as of September 30, 2001 and September 30, 2000, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method.

3. Inventories

Inventories consist of (in thousands):

                                        September 30,     June 30,
                                            2001            2001
                                            ----            ----

  Raw materials                            $ 4,785         $ 5,674
  Work in process                            4,490           3,341
  Finished goods                             3,594           5,425
                                        -----------------------------
                                           $12,869         $14,440
                                        =============================

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                               September 30      June 30,
                                                   2001            2001
                                                   ----            ----

  Accrued compensation                            $1,338          $1,598
  External sales representative commissions          805             819
  Other accrued expenses                           1,393           1,330
                                               -----------------------------
                                                  $3,536          $3,747
                                               =============================

5. Industry and Segment Information

In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

6. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three month periods ended September 30, 2001 and 2000, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                                 Three Months Ended
                                                    September 30,
                                              ----------------------------
                                                  2001           2000
                                                  ----           ----
   Net income                                     $ 71          $6,036
   Unrealized gain on investment                   391              73
                                              ----------------------------
   Comprehensive income                           $462          $6,109
                                              ============================

7.  Derivative Instruments and Hedging Activities

On July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company does not have any derivatives as of September 30, 2001. There was no impact to the Company's financial statements due to the adoption of SFAS No. 133.

8.  Business Combinations

On June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

9.  Intangible Assets

As of July 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statements of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, Pericom discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                        Three Months Ended
                                                          September 30,
                                                    --------------------------
                                                      2001           2000
                                                      ----           ----
          Reported net income                        $  71          $6,036
          Add: Goodwill amortization, net of tax     -  --              48
                                                    --------------------------
          Adjusted net income                        $  71          $6,084
                                                    ==========================

          Reported basic earnings per share          $0.00          $ 0.24
          Add: Goodwill amortization, net of tax
                   per basic share                     ---          $ 0.00
                                                    --------------------------

          Adjusted basic earnings per share          $0.00          $ 0.24
                                                    ==========================

          Reported basic earnings per share          $0.00          $ 0.22
          Add: Goodwill amortization, net of tax
                   per basic share                     ---          $ 0.00
                                                    --------------------------
          Adjusted basic earnings per share          $0.00          $ 0.22
                                                    ==========================

10.  Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on July 1, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 144 will have on its results of operations or financial position.

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

                                                    Three Months Ended
                                                      September 30,
                                                --------------------------
                                                     2001          2000
                                                ----------     -----------

    Net revenues                                     100.0%         100.0%
    Cost of revenues                                  65.8%          57.1%
                                                ----------     ----------
         Gross profit                                 34.2%          42.9%
                                                ----------     ----------

    Operating expenses:
         Research and development                     19.7%           7.8%
         Selling, general and administrative          22.4%          11.9%
                                                ----------     ----------
              Total                                   42.1%          19.7%
                                                ----------     ----------
    Income from operations                            (7.9%)         23.2%
    Other income, net                                  8.7%           6.0%
                                                ----------     ----------
    Income before income taxes                         0.8%          29.2%
    Provision for income taxes                         0.3%          11.1%
                                                ----------     ----------
    Net income                                         0.5%          18.1%
                                                ==========     ==========


Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues decreased 60.7% from $33.4 million for the quarter ended September 30, 2000 to $13.1 million for the quarter ended September 30, 2001. The decrease in net revenues resulted from the rapid, steep and prolonged decline in world wide semiconductor demand and a decline in the weighted average selling price of certain products. Sales to domestic and international distributors as a percentage of total revenues decreased from 51.5% for the quarter ended September 30, 2000 to 45.9% for the quarter ended September 30, 2001. Direct sales to Techmosa, an international distributor, accounted for approximately 13.6% of sales in the quarter ended September 30, 2001 and approximately 10.7% of sales in the quarter ended September 30, 2000. Direct sales to Jabil Circuit, a global contract manufacturer, accounted for approximately 13.6% of sales in the quarter ended September 30, 2001 and less than 10% of sales in the quarter ended September 30, 2000. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to one end-user customer, Compaq Computer Corp., decreased from 14.7% in the quarter ended September 30, 2000 to 11.8% in the quarter ended September 30, 2001. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to another end-user customer, Cisco Systems, increased from 10.7% in the quarter ended September 30, 2000 to 11.4% in the quarter ended September 30, 2001. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to a third end-user customer, IBM were 10.3% in the quarter ended September 30, 2001.

Gross Profit

Gross profit decreased 68.7% from $14.3 million for the quarter ended September 30, 2000 to $4.5 million for the quarter ended September 30, 2001. Gross profit as a percentage of net revenues, or gross margin, decreased from 42.9% in the quarter ended September 30, 2000 to 34.2% in the quarter ended September 30, 2001. The decrease in gross margin resulted from a shift in mix towards lower margin products, pricing pressure resulting in lower average selling prices, and lower manufacturing volumes resulting in a higher fixed cost per unit all of which were partially offset by ongoing cost reduction efforts.

Research and Development

Research and development expenses were approximately flat at $2.6 million for both the quarter ended September 30, 2000 and the quarter ended September 30, 2001, and increased as a percentage of net revenues from 7.8% to 19.7%. Increases in personnel and equipment costs were offset by decreases in supplies expenses due to the very tight expense control climate.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, research and development expenses are expected to be relatively flat, as the Company focuses on cost control during the current industry slowdown.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses decreased 26.1% from $4.0 million for the quarter ended September 30, 2000 to $2.9 million for the quarter ended September 30, 2001, and increased as a percentage of net revenues from 11.9% to 22.4%. The decrease in expense in was primarily attributable to reduced sales commissions and bonus due to the sales decline.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, selling, general and administrative expenses are expected to be relatively flat as the Company focuses on cost control during the current industry slowdown.

Other Income, Net

Other income, net, includes interest income and the Company's allocated portion of net gains or losses of Pericom Technology, Inc. ("PTI"). Other income, net decreased from $1,998,000 for the quarter ended September 30, 2000 to $1,151,000 for the quarter ended September 30, 2001. From the quarter ended September 30, 2000 to the quarter ended September 30, 2001, the Company's share of the net gains or losses of PTI decreased from a loss of $225,000 to a loss of $206,000, and interest income declined from $2,223,000 to $1,357,000 due to a decline in the interest rate earned on the cash balances that resulted from the net proceeds from the Company's follow-on public offering in March 2000. Interest income increased from $3.6 million in fiscal 2000 to $8.3 million in fiscal 2001 primarily as a result of the investment of these net proceeds.

Provision for Income Taxes

The provision for income taxes decreased from $3,700,000 for the quarter ended September 30, 2000 to $39,000 for the quarter ended September 30, 2001. The decrease in the provision for income taxes for the current fiscal quarter is due primarily to the decrease in taxable income. The effective tax rate of 36.0% in the quarter ended September 30, 2001 has decreased from the 38.0% rate used in the comparable period in the prior year. The provision for income taxes also differed from the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Prior to the Company's initial public offering in October 1997, the Company used proceeds from the private sale of equity securities, bank borrowings and internal cash flow to support the Company's operations, acquire capital equipment and finance inventory and accounts receivable growth. Operating activities generated $3.7 million of cash during the three months ended September 30, 2001 and $8.7 million of cash during the three months ended September 30, 2000.

Net cash used for investing activities increased from $2.2 million for the three months ended September 30, 2000 to $7.3 million for the three months ended September 30, 2001. The Company made capital expenditures of approximately $805,000 during the three months ended September 30, 2001 compared with $1,066,000 in the comparable period of the previous year, and also increased net purchases of short-term investments by $2.8 million during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

On March 8, 2000 the Company sold 2.2 million shares (on a pre-split basis before the Company's 2-for-1 stock split in September 2000) of common stock in a follow-on public offering. Net proceeds to the Company, before expenses, from this offering were $101,376,000 after underwriting discounts and commissions. Expenses were approximately $427,000. These funds are invested in short-term money market funds and other predominantly short-term taxable and tax advantaged instruments.

As of September 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $152.0 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

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

Recently the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, our new customer order rates have stabilized at a much lower level than in the first half of fiscal 2001. The significant order cancellations that we experienced during the second half of fiscal 2001 have largely abated, however. In addition, the recent terrorist attacks on September 11, 2001 appear to have further depressed economic activity in the United States. If these weak economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. We believe that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $33.4 million for the quarter ended September 30, 2000 to $13.1 million for the quarter ended September 30, 2001 was primarily due to this downturn. Our net revenues may continue to be adversely affected if this downturn continues. In general, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

 .   general conditions in the semiconductor industry;
 .   changes in our product mix;
 .   a decline in the gross margins of our products;
 .   expenses incurred in obtaining, enforcing, and defending intellectual property rights;
 .   the timing of new product introductions and announcements by us and by our competitors;
 .   customer acceptance of new products introduced by us;
 .   delay or decline in orders received from distributors;
 .   growth or reduction in the size of the market for interface ICs;
 .   the availability of manufacturing capacity with our wafer suppliers;
 .   changes in manufacturing costs;
 .   fluctuations in manufacturing yields;
 .   the ability of customers to pay us; and
 .   increased research and development expenses associated with new product introductions or process changes.

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

In fiscal 2001, 2000 and 1999 we purchased approximately 59%, 75% and 85%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first three months of fiscal 2002 we purchased 60% of our wafers from Chartered. In fiscal 2001 and 2002, only five other suppliers manufactured the remainder of our wafers. In fiscal 2000 and 1999, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 36 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

In July 2001, Cypress Semiconductor Corporation ("Cypress"), a competitor of Pericom, filed a complaint with the U.S. International Trade Commission against Pericom, alleging, among other things, patent infringement. Cypress also filed suit in federal district court against Pericom with respect to the same alleged patent infringement. Pericom disputes Cypress'claims and intends to defend these proceedings vigorously. For further information, see "Item 1: Legal Proceedings" in Part II of this Quarterly Report.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 10.7% of net revenues during the first three months of fiscal 2001 and approximately 13.6% of net revenues during the first three months of fiscal 2002. Jabil Circuit, a global contract manufacturer, accounted for approximately 13.6% of net revenues in the first three months of fiscal 2002 and less than 10% of net revenues in the first three months of fiscal 2001. Sales to our top five direct customers accounted for approximately 43.5% of net revenues in the first three months of fiscal 2001 and approximately 51.4% of net revenues in the first three months of fiscal 2002. Of our end-user customers, Compaq Computer, Cisco Systems and IBM accounted for approximately 11.7%, 11.4% and 10.3%, respectively, of our gross revenues in the first three months of fiscal 2002 and sales to our top five end-user customers accounted for approximately 44.2% of gross revenues in the same period. For the first three months of fiscal 2001, sales to Compaq Computer were approximately 14.7% and sales to Cisco Systems were approximately 10.7% of gross revenues. Also during the first quarter of fiscal 2001, sales to our top five end-user customers were approximately 46.0% of gross revenues.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 30, 2000, sales to domestic and international distributors represented approximately 51.5% of net revenues, and for the three months ended September 30, 2001 sales to our distributors were 45.9% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended September 30, 2000, approximately 30% of our net revenues derived from sales in Asia excluding Japan, approximately 11% from sales in Europe and approximately 7% from sales in Japan. In the three months ended September 30, 2001, approximately 46% of our net revenues derived from sales in Asia excluding Japan, approximately 7% from sales in Europe and approximately 5% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2001, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $66.1 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2001, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 20, 2001, a complaint was filed with the U.S. International Trade Commission ("USITC"), under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. ss.1337, on behalf of Cypress Semiconductor Corporation ("Cypress"), of San Jose, California, a competitor of Pericom. Supplements to the complaint were filed on July 30, August 1, and August 3, 2001. The complaint, as supplemented, alleges violations of section 337 in the importation into the United States, the sale for importation and the sale within the United States after importation of certain power saving integrated circuits and products containing those power saving integrated circuits that infringe claims 1-4, 6-10, and 12-15 of United States Patent No. 5,949,261 entitled "Method and Circuit for Reducing Power and/or Current Consumption." ("the `261 patent"). The complaint further alleges that an industry in the United States exists as required by subsection (a)(2) of section 337. Among the power saving integrated circuits and products that Cypress alleges infringe the `261 patent are certain of Pericom products. In the complaint, Cypress requested that the USITC institute an investigation and, after the investigation, issue a permanent exclusion order and permanent cease and desist order. On August 16, 2001, the USITC ordered that (1) Pursuant to subsection (b) of section 337 of the Tariff Act of 1930, as amended, an investigation be instituted to determine whether there is a violation of subsection (a)(1)(B) of section 337 in the importation into the United States, the sale for importation, or the sale within the United States after importation of certain power saving integrated circuits and products containing same by reason of infringement of claims 1-4, 6-10, 12-14, or 15 of the `261 patent and whether an industry in the United States exists as required by subsection (a)(2) of section 337. Pericom disputes Cypress' claims and intends to defend the lawsuit vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a.    Exhibits

               Exhibit
               Number       Description
               ------       -----------
               10.15        Sublease of 2249 Zanker Road, San Jose, California

         b.    Reports on Form 8-K.

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Pericom Semiconductor Corporation
                                  (Registrant)


Date:    November 12, 2001          By: /s/ Alex Hui
                                        ------------
                                        Alex Hui
                                        Chief Executive Officer

Date:    November 12, 2001          By: /s/ Michael D. Craighead
                                        ------------------------
                                        Michael D. Craighead
                                        Chief Financial Officer
                                        (Chief Accounting Officer)