Form 10-Q
period 2001-12-29
PERICOM SEMICONDUCTOR CORP
filed 2002-02-12
CIK 1001426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001


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

Yes  [X]      No  [_]

As of February 4, 2002 the Registrant had outstanding 25,314,643 shares of Common Stock.

                        Pericom Semiconductor Corporation

                Form 10-Q for the Quarter Ended December 29, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
         Item 1:  Financial Statements

                  Condensed Balance Sheets as of
                  December 31, 2001 and June 30, 2001                        3

                  Condensed Statements of Operations
                  for the three and six months ended
                  December 31, 2001 and December 31, 2000                    4

                  Condensed Statements of Cash Flows
                  for the six months ended December 31, 2001
                  and December 31, 2000                                      5

                  Notes to Condensed Financial Statements                    6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

         Item 3:  Quantitative and Qualitative Disclosures about
                  Market Risk                                               21



PART II. OTHER INFORMATION

         Item 1:  Legal Proceedings                                         21

         Item 4:  Submission of Matters to Vote of Security Holders         22

         Item 6:  Exhibits and Reports on Form 8-K                          22

         Signatures                                                         23

                          PART I. FINANCIAL INFORMATION
                          Item 1: Financial Statements

                        Pericom Semiconductor Corporation
                            Condensed Balance Sheets
                                 (In thousands)

                                                                 December 31,       June 30,
                                                                     2001           2001 (1)
                                                                     ----           --------
                                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $   9,682       $  89,076
     Short-term investments                                          139,925          61,811
     Accounts receivable:
          Trade (net of allowances of $7,998, and $4,296)              2,008           7,096
          Other receivables                                            1,858           1,050
     Inventories                                                      11,750          14,440
     Prepaid expenses and other current assets                           594             732
     Deferred income taxes                                             3,609           1,776
                                                                   -------------------------
               Total current assets                                  169,426         175,981
Property and equipment - net                                           9,815          10,473
Investment in and advances to joint venture                            6,798           7,330
Goodwill, net of amortization                                          1,325           1,325
Other assets                                                           5,405           1,318
                                                                   -------------------------
               Total                                               $ 192,769       $ 196,427
                                                                   =========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $   3,766       $   4,168
     Accrued liabilities                                               3,172           3,747
                                                                   -------------------------
               Total current liabilities                               6,938           7,915
Deferred income taxes                                                  1,322           1,322
Shareholders' equity:
     Common stock                                                    137,109         136,007
     Accumulated other comprehensive loss                               (674)           (204)
     Retained earnings                                                48,074          51,387
                                                                   -------------------------
               Total shareholders' equity                            184,509         187,190
                                                                   -------------------------
               Total                                               $ 192,769       $ 196,427
                                                                   =========================

(1) Derived from the June 30, 2001 audited balance sheet included in the Company's Annual Report on Form 10-K.

                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                       Condensed Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                              Three Months Ended       Six Months Ended
                                                                 December 31             December 31,
                                                               2001        2000        2001        2000
                                                               ----        ----        ----        ----
Net revenues                                                 $  8,962    $ 35,718    $ 22,076    $ 69,078
Cost of revenues                                                9,018      20,250      17,651      39,300
                                                             --------------------------------------------
     Gross profit (loss)                                          (56)     15,468       4,425      29,778
                                                             --------------------------------------------
Operating expenses:
     Research and development                                   3,160       2,754       5,739       5,341
     Selling, general and administrative                        3,185       4,231       6,128       8,216
                                                             --------------------------------------------
          Total                                                 6,345       6,985      11,867      13,557
                                                             --------------------------------------------
Income (loss) from operations                                  (6,401)      8,483      (7,442)     16,221
Equity in net loss of investee                                   (326)       (132)       (531)       (357)
Interest income                                                 1,439       2,323       2,795       4,546
                                                             --------------------------------------------
Income (loss) before income taxes                              (5,288)     10,674      (5,178)     20,410
Provision (benefit) for income taxes                           (1,904)      4,056      (1,865)      7,756
                                                             --------------------------------------------
Net income (loss)                                             ($3,384)   $  6,618     ($3,313)   $ 12,654
                                                             ============================================
Basic earnings (loss) per share                               ($0.13)    $   0.27      ($0.13)   $   0.51
                                                             ============================================
Diluted earnings (loss) per share                             ($0.13)    $   0.24      ($0.13)   $   0.46
                                                             ============================================
Shares used in computing basic earnings (loss) per share       25,242      24,875      25,216      24,785
                                                             ============================================
Shares used in computing diluted earnings (loss) per share     25,242      27,272      25,216      27,374
                                                             ============================================


                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                            Six Months Ended
                                                              December 31,
                                                              ------------
                                                            2001         2000
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        ($3,313)   $  12,654
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         2,063        1,591
     Equity in net loss of investee                          532          357
     Changes in assets and liabilities:
          Accounts receivable                              4,280       (5,065)
          Inventories                                      2,690        1,298
          Prepaid expenses and other current assets       (1,773)         (75)
          Accounts payable                                  (402)       2,153
          Accrued liabilities                               (575)         388
          Income taxes payable                               ---          957
                                                       ---------    ---------
Net cash provided by operating activities                  3,502       14,258
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property and equipment             (1,405)      (3,131)
          Purchase of short-term investments            (131,962)      (4,253)
          Maturities of short-term investments            53,456        2,250
          Decrease (increase) in other assets             (4,087)          49
          Advances to investee                               ---         (421)
                                                       ---------    ---------
Net cash used in investing activities                    (83,998)      (5,506)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock, net                        1,102        1,335
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (79,394) 10,087 CASH AND CASH EQUIVALENTS:
          Beginning of period                             89,076      124,115
                                                       ---------    ---------
          End of period                                $   9,682    $ 134,202
                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
          Income taxes                                 $      37    $   4,954
                                                       =========    =========


                  See notes to condensed financial statements.

                        Pericom Semiconductor Corporation
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation ("Pericom" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's financial position as of December 31, 2001 and the results of operations and cash flows for the three and six-month periods ended December 31, 2001 and 2000. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

The Company's fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. The Company's fiscal year 2001 ended on June 30, 2001. The three and six-month periods in fiscal years 2002 and 2001 ended on December 29, 2001 and December 30, 2000, respectively.

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

2. Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for the three and six-month periods ended December 31, 2001 and December 31, 2000 are computed as follows (in thousands, except for per share data):

                                                              Three Months Ended      Six Months Ended
                                                                 December 31,           December 31,
                                                               2001        2000       2001        2000
                                                               ----        ----       ----        ----
Net income (loss)                                            ($ 3,384)   $  6,618   ($ 3,313)   $ 12,654
                                                             ===========================================
Computation of common shares outstanding - basic
earnings (loss) per share:
          Weighted average shares of common stock              25,242      24,875     25,216      24,785
                                                             -------------------------------------------
Shares used in computing basic earnings (loss) per share       25,242      24,875     25,216      24,785
                                                             ===========================================

Basic earnings (loss) per share                              ($  0.13)   $   0.27   ($  0.13)   $   0.51
                                                             ===========================================

Computation of common shares outstanding - diluted
earnings (loss) per share:
          Weighted average shares of common stock              25,242      24,875     25,216      24,785
          Dilutive options using the treasury stock method        ---       2,397        ---       2,589
                                                             -------------------------------------------
Shares used in computing diluted earnings (loss) per share     25,242      27,272     25,216      27,374
                                                             ===========================================

Diluted earnings (loss) per share                            ($  0.13)   $   0.24   ($  0.13)   $   0.46
                                                             ===========================================

Options to purchase 2,418,633 shares of Common stock at prices ranging from $14.50 to $42.75 and options to purchase 1,515,787 shares of Common stock at prices ranging from $23.50 to $42.75 were outstanding as of December 31, 2001 and December 31, 2000, respectively, but not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method. For the three and six-month periods ended December 31, 2001, options to purchase 1,898,080 shares of Common stock and 1,911,536 shares of Common stock, respectively, were not included in the computation of diluted net income per share because the Company had net losses for those periods and those options would be anti-dilutive.

3. Inventories

Inventories consist of (in thousands):

                              December 31,       June 30,
                                  2001             2001
                                  ----             ----

Raw materials                   $  5,247         $  5,674
Work in process                    3,872            3,341
Finished goods                     2,631            5,425
                                -------------------------
                                $ 11,750         $ 14,440
                                =========================

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

                                             December 31       June 30,
                                                 2001            2001
                                                 ----            ----

Accrued compensation                            $1,018          $1,598
External sales representative commissions          725             819
Other accrued expenses                           1,429           1,330
                                                ----------------------
                                                $3,172          $3,747
                                                ======================

5. Industry and Segment Information

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

6. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six-month periods ended December 31, 2001 and 2000, comprehensive income, which was comprised of the Company's net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

                                       Three Months Ended    Six Months Ended
                                           December 31,         December 31,
                                       ---------------------------------------
                                         2001       2000      2001       2000
                                         ----       ----      ----       ----
Net income (loss)                      ($3,384)   $ 6,618   ($3,313)   $12,654
Unrealized gain/(loss) on investment      (861)        17      (468)        90
                                       ---------------------------------------
Comprehensive income (loss)            ($4,245)   $ 6,635   ($3,781)   $12,744
                                       =======================================

7.  Business Combinations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

8.  Intangible Assets

On July 1, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statements of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the Company to continually review its equity method investment for impairment. The Company performed an impairment test at December 31, 2001 and identified no impairments.

In accordance with SFAS No. 142, Pericom discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                               Three Months Ended        Six Months Ended
                                                  December 31,             December 31,
                                             ----------------------   -----------------------
                                               2001         2000        2001          2000
                                             ---------    ---------   ---------    ----------
Reported net income (loss)                     ($3,384)   $   6,618     ($3,313)   $   12,654
Add: Goodwill amortization, net of tax              --           52          --           100
                                             ------------------------------------------------
Adjusted net income (loss)                     ($3,384)   $   6,670     ($3,313)   $   12,754
                                             ================================================

Reported basic earnings (loss) per share        ($0.13)   $    0.27      ($0.13)   $     0.51
Add: Goodwill amortization, net of tax
         per basic share                            --    $    0.00          --    $     0.00
                                             ------------------------------------------------
Adjusted basic earnings (loss) per share        ($0.13)   $    0.27      ($0.13)   $     0.51
                                             ================================================

Reported diluted earnings (loss) per share      ($0.13)$       0.24      ($0.13)   $     0.46
Add: Goodwill amortization, net of tax
         per diluted share                          --    $    0.00          --    $     0.01
                                             ------------------------------------------------
Adjusted diluted earnings (loss) per share      ($0.13)   $    0.24      ($0.13)   $     0.47
                                             ================================================

9.   Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on July 1, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 144 will have on its results of operations or financial position.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

                                            Three Months Ended       Six Months Ended
                                               December 31,            December 31,
                                           --------------------     ---------------------
                                             2001        2000         2001         2000
                                           --------    --------     --------     --------
Net revenues                                  100.0%      100.0%       100.0%       100.0%
Cost of revenues                              100.6%       56.7%        80.0%        56.9%
                                           ----------------------------------------------
     Gross profit (loss)                       (0.6%)      43.3%        20.0%        43.1%
                                           ----------------------------------------------

Operating expenses:
     Research and development                  35.3%        7.7%        26.0%         7.7%
     Selling, general and administrative       35.5%       11.8%        27.8%        11.9%
                                           ----------------------------------------------
          Total                                70.8%       19.6%        53.8%        19.6%
                                           ----------------------------------------------
Income (loss) from operations                 (71.4%)      23.7%       (33.8%)       23.5%
Other income, net                              12.4%        6.1%        10.3%         6.1%
                                           ----------------------------------------------
Income (loss) before income taxes             (59.0%)      29.9%       (23.5%)       29.5%
Provision for income taxes                    (21.2%)      11.4%        (8.5%)       11.2%
                                           ----------------------------------------------
Net income (loss)                             (37.8%)      18.5%       (15.0%)       18.3%
                                           ==============================================

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues decreased 74.8% from $35.7 million for the quarter ended December 31, 2000 to $9.0 million for the quarter ended December 31, 2001. The decrease in net revenues resulted from the rapid, steep and prolonged decline in world wide semiconductor demand, a decline in the weighted average selling price of certain products and allowances for distributor returns. Sales to domestic and international distributors as a percentage of total revenues decreased from 58.6% for the quarter ended December 31, 2000 to 54.6% for the quarter ended December 31, 2001. Direct sales to Techmosa, an international distributor, accounted for approximately 13.0% of sales in the quarter ended December 31, 2001 and less than 10% of sales in the quarter ended December 31, 2000. Direct sales to Future Electronics, an international distributor, accounted for approximately 15.1% of sales in the quarter ended December 31, 2001 and less than 10% of sales in the quarter ended December 31, 2000. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to one end-user customer, Dell Computer Corp., increased to 15.2% in the quarter ended December 31, 2001 from less than 10% in the quarter ended December 31, 2000. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to another end-user customer, Compaq Computer Corp., decreased from 11.4% in the quarter ended December 31, 2000 to 10.3% in the quarter ended December 31, 2001. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to a third end-user customer, Cisco Systems, decreased from 12.0% in the quarter ended December 31, 2000 to 10.5% in the quarter ended December 31, 2001.

Net revenues decreased 68.0% from $69.1 million for the six-month period ended December 31, 2000 to $22.1 million for the six-month period ended December 31, 2001. The decrease in net revenues resulted from rapid, steep and prolonged decline in world wide semiconductor demand and a significant decline in the weighted average selling price of certain products caused by the decline in demand and resultant increased competitive price pressure and special allowances for distributor returns and price protection. Sales to domestic and international distributors as a percentage of total revenues decreased to 50.0% in the first six months of fiscal 2001 from 55.2% in the comparable period in fiscal 2000. Direct sales to Techmosa, an international distributor, accounted for approximately 13.3% of sales in the six months ended December 31, 2001 and less than 10% of sales in the comparable period last year. Direct sales to Jabil Circuit, a global contract manufacturer, accounted for approximately 10.9% of sales in the six months ended December 31, 2001 and less than 10% of sales in the comparable period last year. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to two end-user customers, Dell Computer Corp. and Compaq Computer, were 14.7% and 11.1%, respectively, in the six months ended December 31, 2001. Both accounted for less than 10% of gross revenue in the comparable period last year. As a percentage of gross revenues, sales through distribution and contract manufacturing sales channels to a third end-user customer, Cisco Systems, decreased from 11.4% in the six months ended December 31, 2000 to 10.2% in the six months ended December 31, 2001.

Gross Profit

Gross profit decreased 100.6% from $15.5 million for the quarter ended December 31, 2000 to a loss of $56,000 for the quarter ended December 31, 2001. Gross profit as a percentage of net revenues, or gross margin, decreased from 43.3% in the quarter ended December 31, 2000 to (0.6%) in the quarter ended December 31, 2001. The decrease in gross margin resulted from pricing pressure resulting in lower average selling prices, reduced manufacturing volumes resulting in a higher fixed cost per unit, and write-down of inventories caused by end-customer program slowdowns and cancellations, all of which were partially offset by ongoing cost reduction efforts.

Gross profit decreased 85.2% from $29.8 million for the six-month period ending December 31, 2000 to $4.4 million for the six-month period ended December 31, 2001. Gross margin decreased from 43.1% for the six-month period ended December 31, 2000 to 20.0% for the six-month period ended December 31, 2001. These decreases are for the same reasons cited in the above analysis of the three-month periods ending December 31, 2001 and 2000 with the exception of the inventory write-down which occurred in the December quarter only.

Research and Development

Research and development expenses increased 14.3% from $2.8 million in the quarter ended December 31, 2000 to $3.2 million in the quarter ended December 31, 2001, and increased as a percentage of net revenues from 7.7% to 35.3%. The expense increase was due to increased staffing, legal, and settlement costs associated with the alleged patent infringement suit brought by a competitor. The increase in costs as a percentage of sales is primarily due to the decline in sales. Research and development expenses increased from $5.3 million in the six-month period ended December 31, 2000 to $5.7 million in the six-month period ended December 31, 2001, an increase of 7.5%, and also increased as a percentage of net revenue from 7.7% to 26.0%. The increases were due to the same reasons cited above.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company's success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, we intend to continue our emphasis on cost control during the current industry slowdown.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses decreased 23.8% from $4.2 million for the quarter ended December 31, 2000 to $3.2 million for the quarter ended December 31, 2001, and increased as a percentage of net revenues from 11.8% to 35.5%. Selling, general and administrative expenses decreased 25.6% from $8.2 million in the six months ended December 31, 2000 to $6.1 million in the six months ended December 31, 2001, but increased as a percentage of net revenue from 11.9% to 27.8%. The decrease in expense in the six months ended December 31, 2001 was due to reduced sales commissions and bonuses due to the sales decline and to a reduction in force that took place in the quarter ended December 31, 2001.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, we intend to continue our focus on cost control during the current industry slowdown.

Other Income, Net

Other income, net, includes interest income and the Company's allocated portion of the net income or losses of Pericom Technology, Inc. ("PTI"). Other income, net decreased from $2.2 million for the quarter ended December 31, 2000 to $1.1 million for the quarter ended December 31, 2001. From the quarter ended December 31, 2000 to the quarter ended December 31, 2001, the Company's share of the net losses of PTI increased from a loss of $132,000 to a loss of $326,000 as a result of the slowdown in China markets which have been negatively affected by the present global macro-economic situation. Interest income for the quarter ended December 31, 2001 declined from $2.3 million to $1.4 million due to a decline in the interest rate earned on the cash balances that resulted from the net proceeds from the Company's follow-on public offering in March 2000. From the six-month period ended December 31, 2000 to the same period ended December 31, 2001, other income, net declined from $4.2 million to $2.3 million as the Company's share in the net losses of PTI increased from $357,000 to $531,000 and interest income fell from $4.5 million to $2.8 million. These six-month declines were for the same reasons cited above.

Provision for Income Taxes

The provision for income taxes decreased from $4,056,000 for the quarter ended December 31, 2000 to ($1,904,000) for the quarter ended December 31, 2001. The decrease in the provision for income taxes for the current fiscal quarter is due primarily to the decrease in taxable income. The effective tax rate of 36.0% in the quarter ended December 31, 2001 has decreased from the 38.0% rate used in the comparable period in the prior year. The provision for income taxes also differed from the federal statutory rate due to state income taxes. For the six month periods ended December 31, 2001 and December 31, 2000 the provision for income taxes was ($1,856,000) and $7,756,000, respectively, and the effective tax rates were 36% and 38%.

Liquidity and Capital Resources

Operating activities generated $3.5 million of cash during the six months ended December 31, 2001 and $14.3 million of cash during the six months ended December 31, 2000. Net cash used for investing activities increased from $5.5 million for the six months ended December 31, 2000 to $84.0 million for the six months ended December 31, 2001. The Company made capital expenditures of approximately $1,405,000 during the six months ended December 31, 2001 compared with $3,131,000 in the comparable period of the previous year, and also increased net purchases of short-term investments by $76.5 million during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.

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

As of December 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $149.6 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

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

Our results of operations have been adversely affected by the continuing slowdown in the global economy.

During the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, our new customer order rates have stabilized at a much lower level than in the first half of fiscal 2001. The significant order cancellations that we experienced during the second half of fiscal 2001 have largely abated, however. In addition, the recent terrorist attacks on September 11, 2001 appear to have further depressed economic activity in the United States. If these weak economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns--characterized by diminished product demand, accelerated erosion of selling prices and overcapacity--as well as rapidly changing technology and evolving industry standards. We believe that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $35.7 million for the quarter ended December 31, 2000 to $9.0 million for the quarter ended December 31, 2001 was primarily due to this downturn. Our net revenues may continue to be adversely affected if this downturn continues. In general, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Fairchild Semiconductor, Int'l., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

In fiscal 2001, 2000 and 1999 we purchased approximately 59%, 75% and 85%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first half of fiscal 2002 we purchased 49% of our wafers from Chartered. In the first half of fiscal 2002, and in fiscal 2000 and 1999, only four other suppliers manufactured the remainder of our wafers. In fiscal 2001, only five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 39 patents covering certain aspects of our product designs and have at least 16 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

In July 2001, Cypress Semiconductor Corporation ("Cypress"), one of our competitors, filed a complaint with the U.S. International Trade Commission against us, alleging, among other things, patent infringement. Cypress also filed suit in federal district court against us with respect to the same alleged patent infringement. These actions were settled in the quarter ended December 31, 2001 without material adverse effect on our financial position or results of operations.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 13.3% of net revenues during the first six months of fiscal 2002 and Jabil Circuit, a global contract manufacturer, accounted for approximately 10.9% of net revenues in the same time period. Sales to our top five direct customers accounted for approximately 48.9% of net revenues in the first half of fiscal 2002. Of our end-user customers, Dell Computer, Compaq Computer and Cisco Systems accounted for approximately 14.7%, 11.1% and 10.2%, respectively, of our gross revenues in the first six months of fiscal 2002 and sales to our top five end-user customers accounted for approximately 49.8% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 31, 2001 sales to our distributors were 50.0% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the six months ended December 31, 2001, approximately 47% of our net revenues derived from sales in Asia excluding Japan, approximately 7% from sales in Europe and approximately 5% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2001, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $139.9 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2001, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 20, 2001, a complaint was filed with the U.S. International Trade Commission ("USITC"), under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. (S)1337, on behalf of Cypress Semiconductor Corporation ("Cypress"), of San Jose, California, a competitor of Pericom. In the complaint, Cypress requested that the USITC institute an investigation and, after the investigation, issue a permanent exclusion order and permanent cease and desist order. The complaint, as supplemented, alleged violations of section 337 in the importation into the United States, the sale for importation and the sale within the United States after importation of certain power saving integrated circuits and products containing those power saving integrated circuits that infringe claims 1-4, 6-10, and 12-15 of United States Patent No. 5,949,261 entitled "Method and Circuit for Reducing Power and/or Current Consumption." ("the `261 patent").

On July 24, 2001, Cypress Semiconductor Corporation also filed suit in Federal District Court in the Eastern District of Texas - Sherman Division, generally alleging that Pericom infringes United States Patent No. 5,949,261 entitled "Method and Circuit for Reducing Power and/or Current Consumption.". The suit sought injunctive relief, damages, costs, attorney fees, and pre-judgment and post-judgment interest, and further alleged that Pericom's infringement was willful and that any damages awarded should be trebled.

In December 2001 the Company and Cypress entered into a settlement agreement with respect to both of the legal actions mentioned above and a license agreement that provided for ceasing domestic shipments of certain products, a fully paid-up one time royalty fee for allegations of past infringement, and a royalty-bearing, worldwide, non-exclusive, non-transferable license agreement.
This agreement will not have a material effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Shareholders was held on December 12, 2001 in San Jose, California. The results of proposals approved by the Company's shareholders are as follows:

         1. Election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

                                                          Votes          Votes
               Name of Director                            For          Withheld
               ---------------                             ---          --------
               Alex Chi-Ming Hui                        23,255,328       42,557
               Chi-Hung (John) Hui, Ph.D.               23,210,055       42,557
               Hau L. Lee, Ph.D.                        23,254,500       42,557
               Millard (Mel) Phelps                     23,250,288       42,557
               Tay Thiam Song                           23,254,968       42,557
               Jeffrey Young                            23,254,968       42,557

         2.   To ratify and approve the appointment of             Votes        Votes        Votes
              Deloitte & Touche LLP as the independent              For        Against     Abstained
                                                                    ---        -------     ---------
              auditors for the Company for the fiscal year
              ending June 30, 2002.                              23,212,285     70,737       5,620


Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  Exhibit
                  Number         Description
                  ------         -----------

                  None.

         b.       Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Pericom Semiconductor Corporation
                                  (Registrant)

Date:    February 11, 2002          By: /s/ Alex Hui
                                        ------------
                                        Alex Hui
                                        Chief Executive Officer

Date:    February 11, 2002          By: /s/ Michael D. Craighead
                                        ------------------------
                                        Michael D. Craighead
                                        Chief Financial Officer
                                        (Chief Accounting Officer)