Form 10-Q
period 2002-03-31
PERICOM SEMICONDUCTOR CORP
filed 2002-05-14
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission File Number 0-27026

Pericom Semiconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2380 Bering Drive
San Jose, California 95131
(408) 435-0800
(Address of Principal Executive Offices and
Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of May 6, 2002 the Registrant had outstanding 25,473,275 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Con solidated Balance Sheets
(In thousands)

	March 31, 2002	June 30, 2001 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,741	$89,076
Short-term investments	138,305	61,811
Accounts receivable:
Trade (net of allowances of $6,039, and $4,296)	1,672	7,096
Other receivables	2,027	1,050
Inventories	9,900	14,440
Prepaid expenses and other current assets	397	732
Deferred income taxes	4,318	1,776

Total current assets	170,360	175,981
Property and equipment—net	9,131	10,473
Investment in and advances to joint venture	6,340	7,330
Goodwill, net of amortization	1,325	1,325
Other assets	3,998	1,318

Total	$191,154	$196,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,459	$4,168
Accrued liabilities	3,218	3,747

Total current liabilities	6,677	7,915
Deferred income taxes	1,322	1,322
Shareholders’ equity:
Common stock	137,646	136,007
Accumulated other comprehensive loss	(1,305)	(204)
Retained earnings	46,814	51,387

Total shareholders’ equity	183,155	187,190

Total	$191,154	$196,427

(1)	Derived from the June 30, 2001 audited balance sheet included in the Company’s Annual Report on Form 10-K.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolid ated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues	$12,546	$25,908	$34,622	$94,987
Cost of revenues	7,926	14,564	25,577	53,864

Gross profit	4,620	11,344	9,045	41,123

Operating expenses:
Research and development	2,966	2,885	8,705	8,226
Selling, general and administrative	2,701	3,788	8,829	12,005

Total	5,667	6,673	17,534	20,231

Income (loss) from operations	(1,047)	4,671	(8,489)	20,892
Equity in net income (loss) of investee	(458)	108	(990)	(249)
Interest income	1,326	2,089	4,123	6,635
Other-than-temporary decline in investment	(1,790)	—	(1,790)	—

Income (loss) before income taxes	(1,969)	6,868	(7,146)	27,278
Income tax provision (benefit)	(709)	2,610	(2,573)	10,366

Net income (loss)	($1,260)	$4,258	($4,573)	$16,912

Basic earnings (loss) per share	($0.05)	$0.17	($0.18)	$0.68

Diluted earnings (loss) per share	($0.05)	$0.16	($0.18)	$0.62

Shares used in computing basic earnings (loss) per share	25,394	24,984	25,275	24,851

Shares used in computing diluted earnings (loss) per share	25,394	27,111	25,275	27,286

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consoli dated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($4,573)	$16,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,080	2,502
Equity in net loss of investee	990	249
Other-than-temporary decline in investment	1,790	—
Changes in assets and liabilities:
Accounts receivable	4,447	(545)
Inventories	4,540	(2,768)
Prepaid expenses and other current assets	335	(58)
Accounts payable	(709)	(1,642)
Accrued liabilities	(529)	706
Income taxes payable	(2,542)	314

Net cash provided by operating activities	6,829	15,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,738)	(4,408)
Purchase of short-term investments	(192,522)	(30,981)
Maturities of short-term investments	114,927	8,263
Decrease (increase) in other assets	(4,470)	46
Advances to investee	—	(114)

Net cash used in investing activities	(83,803)	(27,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net	1,639	2,103

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,335)	(9,421)
CASH AND CASH EQUIVALENTS:
Beginning of period	89,076	124,115

End of period	$13,741	$114,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$37	$8,453

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Conde nsed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2002 and the results of operations and cash flows for the three and nine-month periods ended March 31, 2002 and 2001. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. The Company’s fiscal year 2001 ended on June 30, 2001. The three and nine-month periods in fiscal years 2002 and 2001 ended on March 30, 2002 and March 31, 2001, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company’s ability to attract and retain employees necessary to support its growth.

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiary, Pericom Semiconductor (HK) Limited. Pericom Semiconductor (HK) Limited was incorporated in Hong Kong on May 31, 2000 and is engaged in circuit design services solely for Pericom Semiconductor Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

2.    Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for the three and nine-month periods ended March 31, 2002 and March 31, 2001 are computed as follows (in thousands, except for per share data):
	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income (loss)	($1,260)	$4,258	($4,573)	$16,912

Computation of common shares outstanding—basic earnings (loss) per share:
Weighted average shares of common stock	25,394	24,984	25,275	24,851

Basic earnings (loss) per share	($0.05)	$0.17	($0.18)	$0.68

Computation of common shares outstanding—diluted earnings (loss) per share:
Weighted average shares of common stock	25,394	24,984	25,275	24,851
Dilutive options using the treasury stock method	—	2,127	—	2,435

Shares used in computing diluted earnings (loss) per share	25,394	27,111	25,275	27,286

Diluted earnings (loss) per share	($0.05)	$0.16	($0.18)	$0.62

Options to purchase 3,122,385 shares of Common stock at prices ranging from $14.19 to $39.03 and options to purchase 2,790,702 shares of Common stock at prices ranging from $17.25 to $42.75 were outstanding as of March 31, 2002 and March 31, 2001, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method. For the three and nine-month periods ended March 31, 2002, options to purchase 1,756,653 and 1,859,908 shares of Common stock, respectively, were not included in the computation of diluted net income per share because the Company had net losses for those periods and those options would be anti-dilutive.

3.    Inventories

Inventories consist of (in thousands):

	March 31, 2002	June 30, 2001
Raw materials	$3,157	$5,674
Work in process	3,800	3,341
Finished goods	2,943	5,425

	$9,900	$14,440

During the nine-month period ended March 31, 2002 and 2001, the company provided $2.3 million and $1,1 million, respectively in write downs for excess and obsolete inventories.

4.    Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2002	June 30, 2001
Accrued compensation	$1,442	$1,598
External sales representative commissions	717	819
Other accrued expenses	1,059	1,330

	$3,218	$3,747

5.    Industry and Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

6.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine-month periods ended March 31, 2002 and 2001, comprehensive income, which was comprised of the Company’s net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income (loss)	($1,260)	$4,258	($4,573)	$16,912
Unrealized gain/(loss) on investment	(631)	(126)	(1,101)	(36)

Comprehensive income (loss)	($1,891)	$4,132	($5,674)	$16,876

7.    Business Combinations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations, or cash flows of the company.

8.    Intangible Assets

On July 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statements of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the Company to continually review its equity method investment for impairment. The Company performed an impairment test at March 31, 2002 and identified no impairments.

In accordance with SFAS No. 142, Pericom discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Reported net income (loss)	($1,260)	$4,258	($4,573)	$16,912
Add: Goodwill amortization, net of tax	—	52	—	153

Adjusted net income (loss)	($1,260)	$4,310	($4,573)	$17,065

Reported basic earnings (loss) per share	($0.05)	$0.17	($0.18)	$0.68
Add: Goodwill amortization, net of tax per basic share	—	$0.00	—	$0.01

Adjusted basic earnings (loss) per share	($0.05)	$0.17	($0.18)	$0.69

Reported diluted earnings (loss) per share	($0.05)	$0.16	($0.18)	$0.62
Add: Goodwill amortization, net of tax per diluted share	—	$0.00	—	$0.01

Adjusted diluted earnings (loss) per share	($0.05)	$0.16	($0.18)	$0.63

9.    Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on July 1, 2002. The Company is currently in the process of determining the impact that the adoption of SFAS No. 144 will have on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires the any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating when to adopt the requirements of SFAS No. 145 in its consolidated financial statements.

10.    Shareholder Rights Plan

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire Pericom or its shares and the company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of Pericom’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of Pericom’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of March 31, 2002, there were 25,470,034 rights outstanding.

Item 2:    Manageme nt’s Discussion and Analysis of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1s—Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K (the “Form 10-K”).

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.2%	56.2%	73.9%	56.7%

Gross profit	36.8%	43.8%	26.1%	43.3%

Operating expenses:
Research and development	23.6%	11.1%	25.1%	8.7%
Selling, general and administrative	21.6%	14.7%	25.5%	12.6%

Total	45.2%	25.8%	50.6%	21.3%

Income (loss) from operations	(8.4%)	18.0%	(24.5%)	22.0%
Other income, net	6.9%	8.5%	9.0%	6.7%
Other-than-temporary decline in investment	(14.2%)	—	(5.1%)	—

Income (loss) before income taxes	(15.7%)	26.5%	(20.6%)	28.7%
Income tax provision (benefit)	(5.7%)	10.1%	(7.4%)	10.9%

Net income (loss)	(10.0%)	16.4%	(13.2%)	17.8%

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues decreased 51.7% from $25.9 million for the quarter ended March 31, 2001 to $12.5 million for the quarter ended March 31, 2002. The decrease in net revenues resulted from the current prolonged downturn in world wide semiconductor demand and a significant decline in the weighted average selling price of certain products caused by the decline in demand and resultant increased competitive price pressure. Sales to domestic and international distributors as a percentage of total revenues decreased from 58.5% for the quarter ended March 31, 2001 to 45.8% for the quarter ended March 31, 2002. Sales to our top five direct customers accounted for approximately 44.0% of net revenues in the three months ended March 31, 2002 and direct sales to one of them, an international distributor that in turn ships to may end users, accounted for more than 10% of net revenues in the same period. Three of our end-user customers each accounted for more than 10% of our gross revenues and sales to our top five end-user customers accounted for approximately 51.7% of gross revenues in the same period. In the three months ended March 31, 2002, approximately 57% of our net revenues derived from sales in Asia excluding Japan, approximately 6% from sales in Europe and approximately 5% from sales in Japan. In the comparable period ended March 31, 2001, approximately 26% of our net revenues derived from sales in Asia excluding Japan, approximately 14% from sales in Europe and approximately 6% from sales in Japan.

Net revenues decreased 63.6% from $95.0 million for the nine-month period ended March 31, 2001 to $34.6 million for the nine-month period ended March 31, 2002. The decrease in net revenues resulted from the current prolonged downturn in world wide semiconductor demand, a significant decline in the weighted average selling price of certain products caused by the decline in demand and resultant increased competitive price pressure, as well as special allowances for distributor returns and price protection. Sales to domestic and international distributors as a percentage of total revenues decreased to 48.8% in the first nine months of fiscal 2002 from 56.1% in the comparable period in fiscal 2001. Sales to our top five direct customers accounted for approximately 45.8% of net revenues in the first nine months of fiscal 2002 and direct sales to one of them, an international distributor that in turn ships to many end users, accounted for more that 10% of sales in the same period. Three of our end-user customers each accounted for more than 10% of our gross revenues in the first nine months of fiscal 2002 and sales to our top five end-user customers accounted for approximately 49.8% of gross revenues in the same period. In the nine months ended March 31, 2002, approximately 50% of our net revenues derived from sales in Asia excluding Japan, approximately 7% from sales in Europe and approximately 5% from sales in Japan. In the comparable period ended March 31, 2001, approximately 28% of our net revenues derived from sales in Asia excluding Japan, approximately 12% from sales in Europe and approximately 7% from sales in Japan.

Gross Profit

Gross profit decreased 59.3% from $11.3 million for the quarter ended March 31, 2001 to $4.6 million for the quarter ended March 31, 2002. Gross profit as a percentage of net revenues, or gross margin, decreased from 43.8% in the quarter ended March 31, 2001 to 36.8% in the quarter ended March 31, 2002. The decrease in gross margin resulted from pricing pressure resulting in lower average selling prices and reduced manufacturing volumes resulting in a higher fixed cost per unit, both partially offset by ongoing cost reduction efforts.

Gross profit decreased 78.1% from $41.1 million for the nine-month period ending March 31, 2001 to $9.0 million for the nine-month period ended March 31, 2002. Gross margin decreased from 43.3% for the nine-month period ended March 31, 2001 to 26.1% for the nine-month period ended March 31, 2002. These decreases are for the same reasons cited in the above analysis of the three-month periods ended March 31, 2002 and 2001 and are also due to special allowances for distributor returns and price protection and an inventory write-down. The special allowances and the inventory write-down both occurred in the December 2001 quarter and were caused by end customer program slowdowns and cancellations.

Research and Development

Research and development expenses increased 3.4% from $2.9 million in the quarter ended March 31, 2001 to $3.0 million in the quarter ended March 31, 2002, and increased as a percentage of net revenues from 11.1% to 23.6%. The expense increase was primarily due to increasing activity at our Hong Kong Design Center. The increase in expenses as a percentage of sales is primarily due to the decline in sales. Research and development expenses increased from $8.2 million in the nine-month period ended March 31, 2001 to $8.7 million in the nine-month period ended March 31, 2002, an increase of 6.1%, and also increased as a percentage of net revenue from 8.7% to 25.1%. The increases were due to the same reasons as described above with respect to quarter ended March 31, 2002.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, we intend to continue our emphasis on cost control during the current industry slowdown.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses decreased 28.9% from $3.8 million for the quarter ended March 31, 2001 to $2.7 million for the quarter ended March 31, 2002, and increased as a percentage of net revenues from 14.7% to 21.6%. Selling, general and administrative expenses decreased 26.7% from $12.0 million in the nine months ended March 31, 2001 to $8.8 million in the nine months ended March 31, 2002, but increased as a percentage of net revenue from 12.6% to 25.5%. The decrease in expense in each period was primarily due to reduced sales commissions and bonuses resulting from the sales decline and to a reduction in force that took place in the quarter ended December 31, 2001.The increase in expenses as a percentage of net sales in each period is primarily due to the decline in sales.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, we intend to continue our focus on cost control during the current industry slowdown.

Other Income, Net

Other income, net, includes interest income, the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”) and the write off of a debt security investment deemed to be other than temporarily impaired in the quarter ended March 31, 2002. Other income, net decreased from a net positive amount of $2,197,000 for the quarter ended March 31, 2001 to a net negative amount of $922,000 for the quarter ended March 31, 2002. From the quarter ended March 31, 2001 to the quarter ended March 31, 2002, the Company’s share of the net income or losses of PTI decreased from net positive amount of $108,000 to a net negative amount of $458,000 as a result of the slowdown in China markets. Interest income declined from $2,089,000 for the quarter ended March 31, 2001 to $1,326,000 for the quarter ended March 31, 2002 due to a decline in the interest rate earned on the cash balances that resulted from the net proceeds from the Company’s follow-on public offering in March 2000. In the quarter ended March 31, 2002 we wrote off a debt security investment and accrued interest receivable totaling approximately $1,790,000 that related to a bridge loan that we made to a start up technology company. The loan is secured by intellectual property and a first position in other collateral, but, the amount, if any, and timing of potential recovery is not known. From the nine-month period ended March 31, 2001 to the same period ended March 31, 2002, other income, net declined from $6,386,000 to $1,343,000 as the Company’s share in the net losses of PTI increased from a loss of $249,000 to a loss of $990,000 and interest income fell from $6,635,000 to $4,123,000 and due to the $1,790,000 investment write-off. These nine-month declines were for the same reasons as discussed above with respect to the quarter ended March 31, 2002.

Provision for Income Taxes

The provision for income taxes decreased from a provision of $2,610,000 for the quarter ended March 31, 2001 to a benefit of $709,000 for the quarter ended March 31, 2002. The decrease in the provision for income taxes for the current fiscal quarter is due primarily to the decrease in taxable income. The effective tax rate of 36.0% in the quarter ended March 31, 2002 has decreased from the 38.0% rate used in the comparable period in the prior year. The provision for income taxes also differed from the federal statutory rate due to state income taxes. For the nine month periods ended March 31, 2002 and March 31, 2001 the company recognized a benefit of $2,573,000 and a provision of $10,366,000, respectively, and the effective tax rates were 36% and 38%.

Liquidity and Capital Resources

Operating activities generated $6.8 million of cash during the nine months ended March 31, 2002 and $15.7 million of cash during the nine months ended March 31, 2001. Net cash used for investing activities increased from $27.2 million for the nine months ended March 31, 2001 to $83.8 million for the nine months ended March 32, 2002. The Company made capital expenditures of approximately $1,738,000 during the nine months ended March 31, 2002 compared with $4,408,000 in the comparable period of the previous year, and also increased net purchases of short-term investments by $54.8 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001.

On March 8, 2000 the Company sold 2.2 million shares (on a pre-split basis before the Company’s 2-for-1 stock split in September 2000) of common stock in a follow-on public offering. Net proceeds to the Company, before expenses, from this offering were $101,376,000 after underwriting discounts and commissions. Expenses were approximately $427,000. These funds are invested predominantly in short-term taxable instruments with lessor amounts in short term money market accounts and tax advantaged instruments.

As of March 31, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $152.0 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans for increases in research and development expenses and selling, general and administrative expenses; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company’s Form 10-K under the heading “Risk Factors; Factors That May Affect Future Results”, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Our results of operations have been adversely affected by the continuing slowdown in the global economy.

During the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, our new customer order rates have stabilized at a much lower level than in the first three quarters of fiscal 2001. The significant order cancellations that we experienced during the second half of fiscal 2001 have largely abated, however. If these weak economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards. We believe that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $25.9 million for the quarter ended March 31, 2001 to $12.5 million for the quarter ended March 31, 2002 was primarily due to this downturn. Our net revenues may continue to be adversely affected if this downturn continues. In general, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results would be harmed.

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer’s or end-user’s product or system at the design stage. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer’s or end-user’s product and on the extent to which the system’s design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	general conditions in the semiconductor and electronic systems industries;

•	quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

All of these factors are difficult to forecast and could seriously harm our operating results. Our expense levels are based in part on our expectations regarding future sales and are largely fixed in the short term. Therefore, we may be unable to reduce our expenses fast enough to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to our expectations or any material delay of customer orders could harm our operating results. In addition, if our operating results in future quarters fall below public market analysts’ and investors’ expectations, the market price of our common stock would likely decrease.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 650 products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

•	product performance and functionality;

•	customer acceptance;

•	competitive pricing;

•	successful and timely completion of product development;

•	sufficient wafer fabrication capacity; and

•	achievement of acceptable manufacturing yields by our wafer suppliers.

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

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Fairchild Semiconductor, Int’l., and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

The demand for our products depends on the growth of our end users’ markets.

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor products are incorporated. These markets include the following:

•	computers and computer related peripherals;

•	data communications and telecommunications equipment;

•	electronic commerce and the Internet; and

•	consumer electronics equipment.

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

In fiscal 2001, 2000 and 1999 we purchased approximately 59%, 75% and 85%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first nine months of fiscal 2002 we purchased 66% of our wafers from Chartered. In the first nine months of fiscal 2002, and in fiscal 2000 and 1999, only four other suppliers manufactured the remainder of our wafers. In fiscal 2001, only five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business.

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling six-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts which obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers’ internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

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

We primarily rely on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for the testing of finished products. Some of these subcontractors are our single source supplier for some of our new packages. In addition, changes in our or a subcontractor’s business could cause us to become materially dependent on a single subcontractor. We have from time to time experienced difficulties in the timeliness and quality of product deliveries from our subcontractors and may experience similar or more severe difficulties in the future. We generally purchase these single or limited source components or services pursuant to purchase orders and have no guaranteed arrangements with these subcontractors. These subcontractors could cease to meet our requirements for components or services, or there could be a significant disruption in supplies from them, or degradation in the quality of components or services supplied by them. Any circumstance that would require us to qualify alternative supply sources could delay shipments, result in the loss of customers and limit or reduce our revenues.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 42 patents covering certain aspects of our product designs and have at least 17 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

In July 2001, Cypress Semiconductor Corporation (“Cypress”), one of our competitors, filed a complaint with the U.S. International Trade Commission against us, alleging, among other things, patent infringement. Cypress also filed suit in federal district court against us with respect to the same alleged patent infringement. These actions were settled in the quarter ended December 31, 2001.

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

The complexity of our products makes us highly susceptible to manufacturing problems, which could increase our costs and delay our product shipments.

The manufacture and assembly of our over 650 products are highly complex and sensitive to a wide variety of factors, including:

•	the level of contaminants in the manufacturing environment;

•	impurities in the materials used; and

•	the performance of manufacturing personnel and production equipment.

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

We do not manufacture any of our products. Therefore, we are referred to in the semiconductor industry as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. One direct customer, an international distributor that in turn ships to many end users, accounted for more than 10% of net revenues during the first nine months of fiscal 2002. Sales to our top five direct customers accounted for approximately 45.8% of net revenues in the first nine months of fiscal 2002. Three of our end-user customers each accounted for more than 10% of our gross revenues in the first nine months of fiscal 2002 and sales to our top five end-user customers accounted for approximately 49.8% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 31, 2002 sales to our distributors were 48.8% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, which exposes us to the problems associated with international operations.

Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, which exposes us to risks associated with international business operations, including the following:

•	disruptions or delays in shipments;

•	changes in economic conditions in the countries where these subcontractors are located;

•	currency fluctuations;

•	changes in political conditions;

•	potentially reduced protection for intellectual property;

•	foreign governmental regulations;

•	import and export controls; and

•	changes in tax laws, tariffs and freight rates.

In particular, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People’s Republic of China. Conflict or instability could disrupt the operations of one of our principal wafer suppliers and several of our assembly subcontractors located in Taiwan.

Because we sell our products to customers outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In the nine months ended March 31, 2002, approximately 50% of our net revenues derived from sales in Asia excluding Japan, approximately 7% from sales in Europe and approximately 5% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

•	tariffs and other barriers and restrictions;

•	unexpected changes in regulatory requirements;

•	the burdens of complying with a variety of foreign laws; and

•	delays resulting from difficulty in obtaining export licenses for technology.

We are also subject to general geopolitical risks in connection with our international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because our international sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies. Regulatory, geopolitical and other factors could seriously harm our business or require us to modify our current business practices.

Our potential future acquisitions, or acquisition related investments, may not be successful because we have not made acquisitions in the past.

We have depended on internal growth in the past and have not made any acquisitions. As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. We have no current agreements or negotiations underway with respect to any acquisitions, and we may not be able to locate suitable acquisition opportunities. Future acquisitions could result in the following:

•	potentially dilutive issuances of equity securities;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

•	diversion of management’s attention from other business concerns; and

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we previously made a bridge loan investment in a start-up, high technology company, and we have recently had to write off this loan in light of the financial condition of that company.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

Item 3.    Quantitative a nd Qualitative Disclosures about Market Risk

At March 31, 2002, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $138.3 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2002, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

PART II.    OTHER INFORMATION

Item 2.    Chang es in Securities and Use of Proceeds.

We have adopted a stockholder rights plan. This plan was implemented by our board of directors when, on March 6, 2002, it declared a dividend of one preferred share purchase right, a “Right”, for each outstanding share of common stock of the Company. The dividend is payable on March 21, 2002 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Junior Participating Preferred Stock, no par value, of the Company at a price of $100.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 6, 2002 between the Company and Equiserve Trust Company, N.A., as Rights Agent.

The Rights will have antitakeover effects. They will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire us, even if that acquisition may be favorable to the interests of our stockholders. Because our board of directors can redeem the Rights, the Rights should not interfere with a merger or other business combination the board of directors approves. We have issued the Rights to protect our stockholders from coercive or abusive takeover tactics and to afford our board of directors more negotiating leverage in dealing with prospective acquirers. A further description of the Rights and the stockholders rights plan is set forth in the Current Report on Form 8-K that we filed on March 14, 2002, which is incorporated herein by reference.

Item 6.    Exhibits an d Reports on Form 8-K.

a.    Exhibits

Exhibit Number	Description
3.1	Certificate of Determination of the Series D Junior Participating Preferred Shares.

4.1
RightsAgreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002, including Form on Right Certificate attached thereto as Exhibit B Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002.

99.1	PressRelease issued by the Company on March 7, 2002 Incorporated by reference to Exhibit 99 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002.

b.    Reports on Form 8-K.

1)    On March 14, 2002, Pericom filed a report on Form 8-K relating to a shareholder rights plan that it has adopted.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: May 13, 2002	By:	/s/ ALEX HUI
Alex Hui Chief Executive Officer

Date: May 13, 2002	By:	/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)