Form 10-K
period 2002-06-29
PERICOM SEMICONDUCTOR CORP
filed 2002-09-27
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-27026

PERICOM SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

California	77-0254621
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2380 Bering Drive San Jose, California 95131
95131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 9, 2002 as reported by the Nasdaq National Market was approximately $245,492,000.

As of September 9, 2002 the Registrant had outstanding 25,759,908 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 11, 2002, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 29, 2002

PART I

ITEM 1.     BUSINESS

We design, develop and market high-performance interface integrated circuits, or ICs, used in many of today’s advanced electronic systems. Interface ICs, such as interface logic, switches and timing management products, transfer, route and time electrical signals among a system’s microprocessor, memory and various peripherals and between interconnected systems. Our interface products increase system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks and wireless base stations. We offer products that increase bandwidth by widening the data path, or bus (enlarging the pipe), increasing the data rate (increasing the flow rate through the pipe), or allowing multiple, simultaneous transactions on the bus.

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to four developed and growing product lines—SiliconSwitch™, SiliconInterface™ Logic, SiliconClock™ and SiliconConnect™—aimed at providing an increasing breadth of interface IC solutions to our current and target customers. We currently offer over 700 products, 92 of which were introduced during fiscal year 2002 and 64 of which were proprietary. Our worldwide customers include leading OEMs, contract manufacturers and distributors.

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

The problems associated with signal quality that must be addressed by the interface ICs are magnified by increases in the speeds at which interface ICs must transfer, route and time electrical signals, the number of interconnected devices that send or receive signals and the variety of types of signals processed by the interface ICs. The most significant performance challenges faced by designers of interface ICs are the requirements to transfer signals at high speed with low propagation delay, minimize signal degradation such as “noise,” “jitter,” and “skew” and reduce electromagnetic interference (“EMI”). Minimizing propagation delay, sources of signal degradation and interference is needed to enable today’s state-of-the-art electronic systems to function reliably.

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

With processing power continuing to double every 18 months (Moore’s law) the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. We have developed solutions with market leaders to support higher speed processor-memory interfacing to support the Double Data Rate (“DDR”) SDRAM and PC133 SDRAM, both on the system motherboard and memory modules. We are also developing products for DDR II.

In server applications, we support higher system bandwidth through the use of bus switches to isolate the system’s memory modules from the bus when they are not being addressed. Our interface products are also used to enable live insertion of PCI boards (“hot swapping”). This prevents system downtime when boards need to be replaced. We have similar products for hot-docking notebook computers and our products are used in the majority of the notebook computers on the market today.

In high-bandwidth systems data transfer needs to be synchronized, creating a high demand for timing products. Our timing products provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth systems.

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

The Pericom Strategy

We are a leading supplier of high-performance interface ICs. While our products address a wide spectrum of applications, we have focused our resources on solving bandwidth bottlenecks in customers’ systems using our high performance interface technology. With processing power doubling every 18 months historically, the speed at which microprocessors can access memory becomes the bandwidth constraint in high speed computing. We have developed solutions with Intel, IBM and other market leaders to support higher-speed processor-memory interfacing, which support the latest memory standards, on both the system motherboard and the memory modules. In server applications, we support higher system bandwidth through the use of high frequency clock products, which provide timing signals to synchronize data transfer, and bus switches that isolate a system’s memory modules from the bus when they are not being addressed.

Products are defined in collaboration with the industry-leading OEMs and industry enablers such as Intel and IBM, and our modular design methodology shortens our time to market and time to volume relative to our competitors. The key elements of our strategy are:

Market Focus.    Our market strategy is to focus on the high-growth, high-performance segments of the computing, networking and telecommunications markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, computer servers, local area network (LAN), and wide area network (WAN), switches, routers and hubs and multi-function office peripherals such as printers and copiers. Our customers and end-users of our products include a number of leading OEMs in each market:

•	Laptop market: Acer, Apple, HP/Compaq, Dell, Fujitsu, IBM and Toshiba

•	Telecommunications equipment market: Huawei, Lucent, Motorola, Samsung and ZTE

•	PC Server market: HP/Compaq, Dell, Intel, IBM and Sun

•	Network equipment market: Cisco, HP, Lucent and Nortel

•	Printer and copier market: Canon, HP, Lexmark and Xerox

We intend to pursue new opportunities in markets where our rapid-cycle IC design and development expertise and understanding of the product evolution of our customers gives us the opportunity to become a leading solution supplier.

Customer Focus.    Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing and targeted new customers. Key elements of our customer strategy are:

•
Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs will be incorporated into a new system design. Our understanding of our customers’ requirements combined with our ability to develop and deliver reliable, high-performance products within our customers’ product introduction schedules has enabled us to establish strong relationships with many leading OEMs.

•
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

•
Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next- generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

•
Responding to our customer requirements is one of the highest priorities of Pericom. In order to accomplish this, we have implemented an automated quoting system from Azerity, a leader in e-business solutions. Pericom can respond very quickly to our customer needs and offer them superior service. With the implementation of Azerity’s ProChannel, Pericom has also been able to streamline a number of internal procedures.

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

Manufacturing Focus.    Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially-processed wafer. Accordingly, we keep inventory in the form of wafer banks, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die banks, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and Hynix Semiconductor America, Inc (“Hynix”). We are maintaining our relationship with New Japan Radio Corporation (“NJRC”) for some of our products that are manufactured in high-voltage CMOS processes.

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

SiliconSwitch™

Through our SiliconSwitch™ product line, we offer a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multimedia applications. Historically, systems designers have used mechanical relays and solid-state relays which have significant disadvantages as compared to IC switches: mechanical relays are bulky, dissipate significant power and have very low response times; solid-state relays are expensive.

Digital Switches.    We offer a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (less than 1 microamp) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots, and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have two families of 3.3-volt switches offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2002.

Analog Switches.    We offer a family of analog switches for low-voltage (2- to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, several of these switches have recently been introduced in the tiny SOT-23 and SC 70 packages. To complement this low-voltage family we also offer a higher voltage (17-volt) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control.

LAN Switches and Video Switches.    We offer a line of application specific standard products (“ASSP”) switches that address the high performance demands of 10/100/1000 Ethernet LANs and high bandwidth video switches that enable the switching between different video sources associated with video graphic cards and flat panel displays. We continue to expand our innovations in this area to address next generation Networking and Media platform.

SiliconInterface™

Through our SiliconInterface™ product line, we offer a broad range of high- performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

5-Volt Interface Logic.    Our high-speed 5-volt interface logic products in 8- and 16-bit configurations address specific system applications, including a “Quiet Series” family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a “Balanced Drive” family with series resistors at output drivers to reduce switching noise in high-performance computers. We continue to provide a complete portfolio of 5-volt products that supports many legacy data communications and telecommunications switch platforms.

3.3-Volt Interface Logic.    To support the trend toward lower system voltages for higher silicon integration, from 8-Bit to 32-Bits, system performance and power savings we offer five families of 3.3-volt interface logic to address a range of performance and cost requirements with very low power consumption. As the industry continues to migrate to 3.3-volt interface, we will continue to enhance and expand our 3.3-volt logic product portfolio to meet the industry need. Our ASIC design methodology and existing cell based designs contribute to our rapid product development in this area.

2.5-Volt Interface Logic.    Our 2.5-volt product families include three new logic families to address 2.5- and 1.8-volt operation. We have a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We have met this challenge in 2002 by introducing new logic functions that support both voltage level and I/O translation to enable customers to interface between legacy and next generation ASIC solutions. Our 2.5-volt Register products meet the demands of current and next generation DDR I memory module applications associated with the PC & Server markets.

SOTiny Gates.    To address the growing needs of the marketplace requirements of sourcing single and dual gate logic solutions, we introduced two new product families. These products operate from 1.65v to 5v to address the interface needs associated in many applications. We are now positioned to tap into new product markets in the areas of communication, PC peripherals, and consumer digital systems.

SiliconClock™

In high bandwidth systems data transfer needs to be synchronized, creating a demand for timing products. Our timing products provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity, the demand for these products is expected to accelerate. The demand for precision will also increase as timing margins shrink in higher bandwidth systems.

Through our SiliconClock™ product line, we offer a broad range of general-purpose solutions including clock buffers, zero-delay clock drivers and frequency synthesizer products for a wide range of microprocessor systems, as well as a number of ASSP timing products for laser printers, registered memory modules, storage area networks, servers, networking, and set-top box applications.

Clock Buffers and Zero-Delay Clock Drivers.    Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt and 3.3-volt zero-delay clock drivers offer frequencies of up to 266 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Timing products to support the emerging double date rate (DDR) are available today and future DDR II memory technologies are in development.

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

SiliconConnect™

SiliconConnect™ is our newest product line and offers the highest level of complexity and integration among our products. It consists of our LVDS family of high-speed differential drivers, receivers, and transceivers, PCI Bridges, and most recently our first SERDES product.

To support higher system bandwidth at acceptable noise and power levels customers are increasingly moving to serial rather than parallel architectures and using differential signaling to reduce noise and EMI. We have responded to this trend with the development of a family of drivers, receivers and transceivers offering data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This new low-voltage differential signaling, or LVDS, standard offers a number of improvements over the older emitter-coupled logic, or ECL, and pseudo emitter-coupled logic, or PECL, in applications requiring lower power consumption and noise. Pericom now has approximately 50 products in this family.

We made additional investments in development during fiscal 2002 to expand our PCI bridge family of products. We started development on three new products which are compatible with the Intel 21xxx family of PCI products. All three devices are expected to be introduced in fiscal 2003. This expands on our proprietary enhanced 3-port bridge versions. Moving into fiscal 2003 we are evaluating other advanced standards including PCI-X, PCI-X DDR, and PCI Express. Bridges are used in industrial PCs and certain other computers; on RAID and Fibre Channel cards in the Storage Area Network space; Multi-channel Ethernet NICs; and routers and switches. We also started to sample our first Gigabit SERDES device. This is expected to be the first of several products.

We are continuing to enhance and refine our existing product lines, while working to add next-generation products that address new market opportunities on a timely basis. Our failure to complete and introduce new products in a timely manner at competitive price/performance levels would materially and adversely affect our business and results of operations. See “Risk Factors; Factors That May Affect Operating Results—If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results could be harmed.”

Customers

The following is a list of some of our customers and end-users:

Computer	Telecommunications	Networking Equipment
Acer	Alcatel	3Com
Apple	Huawei	Cisco
Asustek	Marconi	Lucent
Compal	Motorola	Nortel Networks
Dell	Samsung
Fujitsu	ZTE
Hitachi		Contract Manufacturing
Hewlett Packard / Compaq		Celestica
IBM	OEMs & Peripherals	Foxconn
Intel	Canon	Jabil Circuit
Inventec	Hewlett Packard / Compaq	Sanmina/SCI
NEC	Lexmark	Solectron
Quanta	Philips / Grundig
Sun	Seagate
Toshiba	Sharp
Xerox

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2002, our direct sales to Techmosa, an international distributor, accounted for approximately 14% of net revenues and direct sales to our top five customers accounted for approximately 44% of net revenues. In fiscal 2002, three end-user customers each accounted for more than 10% of gross revenues. Dell Computer, Compaq Computer, and Cisco Systems accounted for 15%, 12% and 11% of gross revenues, respectively and sales to our top five end-user customers were approximately 50% of gross revenues. In fiscal 2001, our direct sales to Techmosa accounted for approximately 10% of net revenues, and direct sales to our top five customers accounted for approximately 36% of net revenues. In fiscal 2001 one end-user customer, Cisco Systems, accounted for approximately 12% of gross revenues and sales to our top five end-user customers were approximately 39% of gross revenues. In fiscal 2000, our direct sales to Techmosa accounted for approximately 11% of net revenues, and direct sales to our top five customers accounted for approximately 37% of net revenues. In fiscal 2000 one end-user customer, Cisco Systems, accounted for approximately 14% of gross revenues and sales to our top five end-user customers were approximately 35% of gross revenues. See “ Risk Factors; Factors That May Affect Operating Results—The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results—A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.”

Contract manufacturers have become important customers for us as systems designers in our target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors’ ICs are incorporated into new designs.

Design and Process Technology

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 43 U.S. patents and have at least 22 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.8-, 0.6-, 0.5- and 0.35-micron CMOS process technologies and are currently developing new products using 0.25- and 0.18-micron technology. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

Sales and Marketing

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 50% of our net revenues in fiscal 2002, 54% of our net revenues in fiscal 2001 and 56% of our net revenues in fiscal 2000. Our major distributors in the United States include All American Semiconductor, Bell Microproducts, Future Electronics, Nu Horizons Electronics, and Pioneer Standard. Our major international distributors include Chinatronics (Hong Kong), Desner Electronics (Singapore), EPCO Technology Co., Ltd (Taiwan), Internix (Japan), MCM (Japan) and Techmosa (Taiwan).

We have five regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Japan and the United Kingdom. International sales comprised approximately 67% of our net revenues in fiscal 2002, approximately 49% of our net revenues in fiscal 2001, and approximately 46% of our net revenues in fiscal 2000. We also support field sales design-in and training activities with application engineers. All marketing and product management personnel are located at our corporate headquarters in San Jose, California.

We focus our marketing efforts on market knowledge, product definition, new product introduction, product marketing, advertising and public relations. We use advertising both domestically and internationally to market our products independently and in cooperation with our distributors. Pericom product information is available on our web site, which contains overview presentations, technical information on our products, and offers design modeling/applications support plus sample-request capabilities online. We also publish and circulate technical briefs relating to our products and their applications.

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales via these customers to OEMs. In addition, we use programs such as EDI, bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

Manufacturing

We have adopted a fabless manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with whom we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation and Hynix Semiconductor America, Inc. We have also used New Japan Radio Corporation, Austria Mikro Systeme GmbH and Peregrine Semiconductor Australia as foundries.

We rely on foreign subcontractors primarily for the assembly and packaging of our products and, to a lesser extent, for the testing of our finished products. Some of these subcontractors are our single source supplier for certain new packages.

Competition

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include the following:

•	product features and performance;

•	product quality;

•	price;

•	success in developing new products;

•	adequate wafer fabrication capacity and sources of raw materials;

•	efficiency of production;

•	timing of new product introductions;

•	ability to protect intellectual property rights and proprietary information; and

•	general market and economic conditions.

Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Philips and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Research and Development

We believe that the continued timely development of new interface ICs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. Research and development expenses were $11.7 million in fiscal 2002, $11.0 million in fiscal 2001 and $8.1 million in fiscal 2000. Additionally, we actively seek cooperative product development relationships.

Intellectual Property

In the United States, we hold 43 patents covering certain aspects of our product designs and have at least 22 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

Employees

As of June 30, 2002, we had 240 full-time employees (2 are temporary employees) and 1 part-time employee, including 43 in sales, marketing and customer support, 97 in manufacturing, assembly and testing, 78 in engineering and quality assurance and 23 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

Risk Factors; Factors That May Affect Operating Results

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; future expenditures; proposed new products or services and their development schedule; industry, technological or market trends; our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Our results of operations have been adversely affected by the ongoing slowdown in the global economy.

Over the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, we continue to experience reduced new customer order rates. If these economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards. The semiconductor industry is currently in such a downturn period. Our operating results have been harmed by excess supply in the semiconductor industry. We believe our net revenues fell from $108.3 million in fiscal 2001 to $47.6 million in fiscal 2002 primarily due to the current cyclical downturn in the semiconductor industry. Accordingly, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies;

•	general conditions in the semiconductor and electronic systems industries;

•	quarter-to-quarter variations in operating results; and

•	announcements of technological innovations or new products by us or our competitors.

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

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Philips and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 700 products. Our future success depends upon the timely completion and introduction of new products, across all of our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

In fiscal 2002, 2001 and 2000 we purchased approximately 68%, 59% and 75%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. In fiscal 2002 and 2001, only five other suppliers manufactured the remainder of our wafers. In fiscal 2000, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	quality or other technical difficulties;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

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

Our expense levels are based in part on anticipated future revenue levels, which can be difficult to predict. Our business is characterized by short-term orders and shipment schedules. We do not have long-term purchase agreements with any of our customers, and customers can typically cancel or reschedule their orders without significant penalty. We typically plan production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives. Customer demand is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, our profit would be reduced.

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

Our future success also will depend on our ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. In particular, the availability of qualified engineers is limited and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel.

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position.

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 43 patents covering certain aspects of our product designs and have at least 22 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all. See Item 3, “Legal Proceedings”.

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

We recognize revenue from the sale of products when shipped, less an allowance based on future authorized and historical patterns of returns, price protection, exchanges and other concessions. We believe our methodology and approach are appropriate. However, if the actual amounts we incur exceed the allowances, it could decrease our revenue and corresponding gross profit. We also may choose, at our discretion, to expand our price protection or stock rotation programs beyond our contractual obligations or previous estimates. For example, in the quarter ended December 31, 2001, we recorded a charge of approximately $3.2 million against revenue to address inventory and pricing issues in our distribution channel that were due to the significant drop off in business activity that we had experienced.

The complexity of our products makes us highly susceptible to manufacturing problems, which could increase our costs and delay our product shipments.

The manufacture and assembly of our over 700 products are highly complex and sensitive to a wide variety of factors, including:

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Techmosa, an international distributor that in turn ships to many end users, accounted for approximately 14% of net revenues during fiscal 2002. Sales to our top five direct customers accounted for approximately 44% of net revenues in fiscal 2002. Of our end-user customers, Dell Computer accounted for approximately 15% of gross revenues, Compaq Computer accounted for approximately 12% of our gross revenues and Cisco Systems accounted for approximately 11% of our gross revenues during fiscal 2002. Sales to our top five end-user customers accounted for approximately 50% of gross revenues in fiscal 2002.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2002, sales to domestic and international distributors represented approximately 50% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

Almost all of our wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes us to the problems associated with international operations.

Almost all of our wafer suppliers and assembly subcontractors are located in southeast Asia, which exposes us to risks associated with international business operations, including the following:

•	disruptions or delays in shipments;

•	import and export controls;

•	changes in economic conditions in the countries where these subcontractors are located;

•	currency fluctuations;

•	changes in political conditions;

•	potentially reduced protection for intellectual property;

•	foreign governmental regulations; and

•	changes in tax laws, tariffs and freight rates.

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

In fiscal 2002, approximately 53% of our net revenues derived from sales in Asia excluding Japan, approximately 8% from sales in Europe and approximately 5% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

We have depended on internal growth in the past and have not made any acquisitions. As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. Future acquisitions could result in the following:

•	large one-time write-offs;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets; and

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies.

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we previously made a bridge loan investment in a start up, high technology company, and we have recently had to write off this loan in light of the financial condition of that company.

Our shareholder rights plan may adversely affect existing shareholders.

On March 6, 2002, we adopted a shareholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that otherwise might be in the best interests of our shareholders. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of March 21, 2002. Each right entitles shareholders to purchase one one-hundredth of our newly created Series D Junior Participating Preferred Share.

In general, the share purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer of 15% or more of our common stock is announced or commenced. After such event, our other stockholders may purchase additional shares of our common stock at 50% off of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by our Board of Directors since the rights may be redeemed by us at $0.001 per right at any time before any person or group acquire 15% or more of our outstanding common stock. These rights expire in March 2012.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which has suffered severe earthquakes in the past. We have not experienced significant disruption to our operations due to earthquakes in the past. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

ITEM 2.     PROPERTIES

We lease approximately 66,300 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. Approximately 53,400 square feet of this facility is leased through July 2004, with renewal options. The remaining 12,900 square feet of this space is leased through May, 2005, with renewal options and has been subleased for 18 months effective October 1, 2001. We also have North American sales offices located in California, Texas, Illinois, and North Carolina as well as International sales offices in Taiwan, Korea, Japan, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2003.

ITEM 3.     LEGAL PROCEEDINGS

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, and there can be no assurance that we will not be subject to infringement claims by other parties. In July 2001, a complaint was filed with the U.S. International Trade Commission on behalf of Cypress Semiconductor Corporation (“Cypress”), a competitor, alleging that we imported into the United States products that infringed on certain Cypress patents. Also in July 2001, Cypress Semiconductor Corporation (“Cypress”) brought a lawsuit against us, claiming patent infringement and seeking injunctive relief and monetary damages. We settled both of these matters in fiscal 2002 without material adverse effect on our financial position or results of operations. However, any litigation, whether or not determined in our favor, can result in significant expense to us and can divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringed technology, and may suffer significant monetary damages, which could include treble damages. In the event we attempt to license any allegedly infringed technology, there can be no assurance that such a license would be available on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our business and results of operations would be materially and adversely affected. There can be no assurance that any potential infringement claims by other parties (or claims for indemnity from customers resulting from any infringement claims) will not materially and adversely affect our business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders
Option Plans	5,648,057	$11.57	866,824
Employee Stock Purchase Plan	—	—	494,157

Note:  Pericom has no equity compensation plans not approved by shareholders.

Common Stock Price Range

The Common Stock of the Company began trading publicly on the Nasdaq National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company’s fiscal years have been shown as ending on June 30. Fiscal years 2002, 2001, 2000, 1999 and 1998 ended on June 29, 2002, June 30, 2001, July 1, 2000, July 3, 1999 and June 27, 1998, respectively. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company’s operations. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock on the Nasdaq National Market. As of June 30, 2002 there were approximately 6,300 holders of record of the Company’s Common Stock. During fiscal year 2002, the Company did not sell any unregistered securities.

	High	Low
Fiscal year ended June 30, 2001:
First Quarter	42.63	22.50
Second Quarter	44.50	13.00
Third Quarter	27.00	11.31
Fourth Quarter	18.82	10.13
Fiscal year ended June 30, 2002:
First Quarter	18.88	12.00
Second Quarter	17.03	12.30
Third Quarter	16.20	10.80
Fourth Quarter	15.27	10.58

Shareholder Rights Plan

On March 6, 2002, the Company adopted a shareholder rights plan and, in connection with the plan, the Company has filed a Certificate of Designation designating the rights, preferences and privileges of a new Series D Junior Participating Preferred Share. Pursuant to the plan, the Company issued rights to its stockholders of record as of March 21, 2002, entitling each stockholder to the right to purchase one one-hundredth of a Series D Junior Participating Preferred Share for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

Stock Repurchase Plan

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. As of September 11, 2002, the Company had repurchased 57,000 shares.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Operations Data for each of the years in the three-year period ended June 30, 2002 and the Balance Sheet Data as of June 30, 2002 and 2001 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Operations Data for the years ended June 30, 1999, and 1998 and the Balance Sheet Data as of June 30, 2000, 1999 and 1998 are derived from audited financial statements not included herein.

	Fiscal Year Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$47,589	$108,313	$90,977	$59,797	$49,198
Cost of revenues	33,871	62,388	52,540	35,484	29,285

Gross profit	13,718	45,925	38,437	24,313	19,913
Operating expenses:
Research and development	11,663	10,993	8,118	5,976	5,065
Selling, general and administrative	11,778	15,150	12,449	9,175	7,793
Restructuring charge	—	522	—	—	—

Total operating expenses	23,441	26,665	20,567	15,151	12,858

Income (loss) from operations	(9,723)	19,260	17,870	9,162	7,055
Other income, net	1,494	7,888	3,263	1,098	738

Income (loss) before income taxes	(8,229)	27,148	21,133	10,260	7,793
Income tax provision (benefit)	(2,962)	9,789	7,918	3,488	2,629

Net income (loss)	$(5,267)	$17,359	$13,215	$6,772	$5,164

Basic earnings (loss) per share	$(0.21)	$0.70	$0.63	$0.36	$0.36

Diluted earnings (loss) per share	$(0.21)	$0.64	$0.56	$0.33	$0.27

Shares used in computing basic earnings (loss) per share(1)	25,339	24,914	20,906	18,790	14,166

Shares used in computing diluted earnings (loss) per share(1)	25,339	27,242	23,578	20,558	18,824

	As of June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital	$167,517	$168,066	$153,273	$37,642	$32,751
Total assets	193,745	196,427	180,366	55,925	47,401
Shareholders’ equity	185,722	187,190	164,772	46,380	38,611

(1)	See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, revenues or other financial items; plans and objectives of management for future operations; future expenditures; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth herein under the heading “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be reasonable given the circumstances. Actual results may vary from our estimates.

We consider the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgements and assumptions about matters that are inherently uncertain. We also have other important policies that are discussed in Note 1 to the Consolidated Financial Statements.

REVENUE RECOGNITION.    We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonable assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 50% of our sales are to distributors. We have agreements for price adjustment and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable. We also may choose, at our discretion, to expand our price protection or stock rotation programs beyond our contractual obligations or previous estimates. For example, in the quarter ended December 31, 2001, we recorded a charge of approximately $3.2 million against revenue to address inventory and pricing issues in our distribution channel that were due to the significant drop off in business activity that we had experienced.

INVENTORIES.    Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record reserves for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. The reserve is reduced when product is sold or otherwise disposed of. Actual market conditions in the volatile semiconductor markets that we serve may vary from our forecast or other assumptions, potentially impacting our inventory reserves and resulting in material effects on our gross margin. The net change to inventory reserves in the fiscal year ended June 30, 2002 was an increase of approximately $2.3 million.

INVESTMENTS.    As required by SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in fiscal 2002 we ceased amortizing Goodwill with a net carrying value of $1,323,000 and annual amortization of $338,000 that resulted from business combinations initialed prior to the adoption of SFAS No. 141, Business Combinations. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2002, and we will continue to evaluate such goodwill at least annually.

We also made other investments in fiscal 2002 including bridge loans convertible to equity as well as direct equity investments. These investments are included in other long-term assets in the Balance Sheet and are carried at the lower of cost, or market if the investment has experienced an other than temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

Overview

Pericom Semiconductor Corporation was incorporated in June 1990. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. Since then we have expanded our product offering by introducing the following products, among others:

•	3.3-volt 16-bit logic circuits and 8-bit digital switches in fiscal 1994;

•	clock generators, 3.3-volt clock synthesizers and buffers, and high-speed interface products for the networking industry in fiscal 1995;

•	32-bit logic, 16-bit digital switches and Pentium, 56K modem and laser printer clock synthesizers in fiscal 1996;

•	an analog switch family, mixed-voltage logic and a family of clock generators in fiscal 1997;

•
a family of advanced 3.3-volt CMOS logic; timing devices for Pentium and Pentium II mobile computers; a complete solution for the PC100 memory module standard; and a 3.3-volt bus switch family offering the fastest bus switches on the market in fiscal 1998;

•
three families of 2.5-volt zero-delay clock drivers for the networking and telecommunications markets; a family of application-specific bus switches and integrated clock generators to support the latest Intel processors and a complete interface solution for the PC133 memory module standard in fiscal 1999; and

•
a crossbar switch for backplane applications like server clusters, networking, industrial computing and Storage Area Networks; a family of drivers, receivers, and transceivers supporting the “Low Voltage Differential Signaling” interface standard; the “SuperClock” programmable skew timing product family targeting networking, telecommunications and Storage Area Network applications; a complete interface solution for the new double data rate (DDR) SDRAM memory standard; a family of LVDS cross-point switches to route signals in OC12 networks; and the AVC+ family of high speed interface logic in fiscal 2000.

•
in fiscal 2001 2.5 volt switch products and complimentary complete timing interface solution for use in Double Data Rate (DDR) synchronous DRAM modules; LVDS products for the networking market including both dual and quad crosspoint switches for both point-to-point and bus communications; several “hot-plug’ switches that support the growing demand for 24/7 operations; expansion of the 2.5 volt AVC family; and low voltage bus switch products that provide 3.3 volt to 2.5 volt and 2.5 volt to 1.8 volt level translation.

•
In fiscal 2002, advanced AVC products that allow voltage shifting (between 3.3 volts and 1.5 Volts) and I/O translation (from HSTL to LVTTL) commonly needed between the latest state of the art ASICs and other legacy products; enhancements to its DDR memory module solutions; Active Termination Clamp that help to clean up signaling overshoot common at fast clock rates; additional family of seven analog multiplexers and switches with improved performance and are used in a wide range of space constrained mobile and handheld computing applications; and a family of 25 single, dual, and triple gate logic devices in extremely small packaging that address a very broad range of applications and systems requirements.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. In fiscal 2002, 2001 and 2000, respectively, approximately 68%, 59%, and 75% of the wafers for our semiconductor products were manufactured by Chartered. We qualified AMS as a wafer supplier in fiscal 1991, NJRC in fiscal 1995, TSMC in fiscal 1997, Hyundai/Hynix in 1998 and Peregrine Semiconductor Australia in fiscal 2001.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product—after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economies of scale in the assembly phase and lower die yield. Our ability to decrease unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing, and make in-house test and assembly operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended June 30,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	71.2	57.6	57.8

Gross margin	28.8	42.4	42.2
Operating expenses:
Research and development	24.5	10.1	8.9
Selling, general and administrative	24.7	14.0	13.7
Restructuring charge	—	0.5	—

Total operating expenses	49.2	24.6	22.6

Income (loss) from operations	(20.4)	17.8	19.6
Other income, net	3.1	7.3	3.6

Income (loss) before income taxes	(17.3)	25.1	23.2
Income tax provision (benefit)	(6.2)	9.1	8.7

Net income (loss)	(11.1)%	16.0%	14.5%

Comparison of Fiscal 2002, 2001 and 2000

NET REVENUES.    Net revenues decreased 56% from $108.3 million in fiscal 2001 to $47.6 million in fiscal 2002. The decrease in net revenues resulted primarily from the prolonged worldwide semiconductor industry downturn and a decline in the weighted average selling prices of our products. Net revenues increased 19.0% from $91.0 million in fiscal 2000 to $108.3 million in fiscal 2001. The increase in net revenues resulted from overall strength in the semiconductor industry through the first six months of fiscal 2001, continued market acceptance of our existing products and sales of new products in our SiliconSwitch™, SiliconClock™ and SiliconInterface™ product lines, offset in part by a decline in the weighted average selling price of all products.

GROSS PROFIT.    Gross profit decreased 70% from $46.0 million in fiscal 2001 to $13.7 million in fiscal 2002. Gross margin decreased from 42.4% in fiscal 2001 to 28.8% in fiscal 2002. The decrease in gross margin resulted from decreases in the average selling prices of our various product lines and from under-absorption of factory overhead due to reduced unit volumes. These decreases were partially offset by cost reductions achieved through reduced wafer, assembly and test costs. Gross profit increased 19.8% from $38.4 million in fiscal 2000 to $46.0 million in fiscal 2001. Gross margin increased slightly from 42.2% in fiscal 2000 to 42.4% in fiscal 2001. The increase in gross margin resulted from the introduction and sale of new products at higher gross margins, a shift in mix towards a higher margin product line, and cost reductions achieved through reduced wafer, assembly and test costs. These margin increases were partially offset by decreases in average selling prices in our various product lines.

RESEARCH AND DEVELOPMENT.    Research and development expenses increased 6.4% from $11.0 million in fiscal 2001 to $11.7 million in fiscal 2002. As a percentage of net revenues, research and development increased from 10.1% in fiscal 2001 to 24.5% in fiscal 2002. Research and development expenses increased 35.4% from $8.1 million in fiscal 2000 to $11.0 million in fiscal 2001. As a percentage of net revenues, research and development expenses increased from 8.9% in fiscal 2000 to 10.1% in fiscal 2001. The increase in absolute dollars in research and development spending in each year was primarily attributable to development costs for new products in each of our product lines and, to a lesser extent, expansion of engineering staff and related infrastructure as we continued our commitment to new product development. We believe that continued investment in research and development is critical to attaining our strategic objectives, and as a result we expect research and development expenses to increase in absolute dollars in future periods.

SELLING, GENERAL AND ADMINISTRATIVE.    Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses decreased 22.4% from $15.2 million in fiscal 2001 to $11.8 million in fiscal 2002, but increased as a percentage of sales from 14.0% in fiscal 2001 to 24.7% in fiscal 2002. The expense decrease was primarily due to decreased staffing levels and decreases in commissions and other incentives resulting from the decline in sales and profitability. Selling, general and administrative expenses increased 21.7% from $12.4 million in fiscal 2000 to $15.2 million in fiscal 2001 and increased as a percentage of net revenues from 13.7% to 14.0%. The increase in expense was primarily attributable to increased staffing levels and increases in commissions and other incentives due to sales and profitability growth.

RESTRUCTURING CHARGE.    In fiscal 2001 there was a non-recurring restructuring charge of $522,000 related to an unused leased facility. The facility has subsequently been subleased and the terms of that sublease indicate that the restructuring charge was sufficient to cover the net costs of the lease through the term of the sublease. There were no restructuring charges in fiscal 2002 or 2000.

OTHER INCOME, NET.    Other income, net includes interest income and expense, investment write-offs and our allocated portion of net losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries (see Note 4 of Notes to Financial Statements). Other income, net decreased from $7.9 million in fiscal 2001 to $1.5 million in fiscal 2002. Interest income decreased from $8.3 million in fiscal 2001 to $5.6 million in fiscal 2002 primarily due to declines in short-term interest rates. Our share in the net losses of PTI increased from $323,000 in fiscal 2001 to $1.4 million in fiscal 2002 as PTI’s losses increased due to the global semiconductor industry downturn. In addition, we wrote off $2.7 million in investments in fiscal 2002. No investments were written off in fiscal 2001 or 2000. Other income, net increased from $3.3 million in fiscal 2000 to $7.9 million in fiscal 2001. Interest income increased from $3.6 million in fiscal 2000 to $8.3 million in fiscal 2001 primarily as a result of investment of the net proceeds from our follow-on public offering in March 2000. Our share of the net losses of PTI decreased from $323,000 in fiscal 2000 to $68,000 in fiscal 2001, excluding $331,000 in goodwill amortization in fiscal 2001.

PROVISION FOR INCOME TAXES.    The income tax benefit in fiscal 2002 was $3.0 million compared with a provision of $9.8 million and $7.9 million in fiscal 2001 and 2000, respectively. The fiscal 2002 income tax benefit was the result of the carry back of the fiscal 2002 net loss to prior fiscal years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred asset valuation allowance.

Liquidity and Capital Resources

Operating activities provided approximately $9.1 million in cash in fiscal 2002, $19.4 million in fiscal 2001 and $18.2 million in fiscal 2000. The decrease in cash flows provided by operating activities in fiscal 2002 from fiscal 2001 was primarily due to the net loss of $5.3 million for fiscal 2002 compared to net income of $17.4 million for fiscal 2001. For fiscal 2002 our cash flows provided by operating activities were the result of the net loss of $5.3 million offset by depreciation and amortization of $4.1 million investment write offs of $2.7 million, our share of the net loss of PTI of $1.4 million and decreases in accounts receivable and inventory of $2.3 million and $5.1 million, respectively. Net cash used for investing activities was $87.4 million, $57.0 million and $5.5 million in fiscal 2002, 2001 and 2000, respectively. The increase in net cash used for investing activities in fiscal 2002 was primarily due to net purchases of short-term investments of $80.9 million and purchases of property and equipment of $2.2 million. Financing activities provided approximately $1.9 million in cash in fiscal 2002, $2.5 million in fiscal 2001 and $103 million in fiscal 2000. In each year, cash flows from financing activities resulted from the issuance of common stock, net of issuance costs. We made capital expenditures of approximately $2.2 million in fiscal 2002, $5.8 million in fiscal 2001 and $4.2 million in fiscal 2000.

Our cash, cash equivalents and short-term investments increased by $4.9 million to $155.8 million on June 30, 2002 from $150.9 million on June 30, 2001. The increase was primarily due to cash flows from operating activities and investment income. In March of 2000, we received $100.9 million in net proceeds from a follow on public offering, which were invested in short-term money market funds. We believe that cash generated from operations and existing cash balances will be sufficient to fund necessary purchases of capital equipment and leasehold improvements, to fund our repurchase of common stock and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require us to seek additional capital sooner or, if so required, that adequate capital will be available at all or on terms acceptable to us.

Our Board of Directors has approved the repurchase of up to 2,000,000 shares of common stock. As of September 11, 2002, we have repurchased 57,000 shares at a cost of approximately $515,000.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of instrument and whether it qualifies for hedge accounting. We adopted SFAS 133, as amended, on July 1, 2000. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we had no derivative financial instruments as of June 30, 2002 and have not entered into any derivative transactions historically.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Adoption of SFAS No. 141 did not have an impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom adopted SFAS No. 142 for its fiscal year beginning July 1, 2001. On that date, we ceased amortizing goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We determined that no impairment of this goodwill existed in fiscal 2002. We will continue to evaluate such goodwill at least annually.

	Years Ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported net income (loss)	$(5,267)	$17,359	$13,215
Add: Goodwill amortization	—	331	35

Adjusted net income (loss)	$(5,267)	$17,690	$13,250

Reported basic earnings (loss) per share	$(0.21)	$0.70	$0.63
Add: Goodwill amortization per basic share	—	.01	—

Adjusted basic earnings (loss) per share	$(0.21)	$0.71	$0.63

Reported diluted earnings (loss) per share	$(0.21)	$0.64	$0.56
Add: Goodwill amortization per diluted share	—	.01	—

Adjusted diluted earnings (loss) per share	$(0.21)	$0.65	$0.56

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. We are required to adopt SFAS No. 144 on July 1, 2002. We are currently in the process of determining the impact that the adoption of SFAS No. 144 will have on our results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires the any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. We are required to adopt SFAS No. 145 on July 1, 2002. We are currently in the process of determining the impact that the adoption of SFAS No. 145 will have on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We are required to adopt SFAS No. 146 on January 1, 2003. We are currently in the process of determining the impact that the adoption of SFAS No. 146 will have on our results of operations or financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

At June 30, 2002, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $143.2 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report.

2.    INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Interim Financial Information	58

3.    INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 30, 2002, 2001, and 2000 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2002	63

Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their respective ages as of June 30, 2002 are as follows:

Name	Age	Position(s)
Alex Chi-Ming Hui	45	Chief Executive Officer, President and Chairman of the Board of Directors
Chi-Hung (John) Hui, Ph.D.	47	Vice President, Technology and Director
Patrick B. Brennan	64	Vice President, Investor Relations
Michael D. Craighead	56	Vice President, Finance and Administration and Chief Financial Officer
Tat C. Choi, Ph.D.	47	Vice President, Design Engineering
David K. Raun	40	Vice President, Marketing
Gerald V. Beemiller	58	Vice President, Sales
Shujong (John) Cheng	52	Vice President, Operations
Hau L. Lee, Ph.D.(1) (3)	49	Director
Millard (Mel) Phelps(1) (3)	74	Director
Tay Thiam Song(1) (2)	47	Director
Jeffrey Young(2) (3)	53	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating Committee.

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

David Raun joined Pericom in January 2002 as Vice President of Strategic Marketing. In July of 2002, Pericom consolidated all Marketing and Applications function under him as Vice President of Marketing. In 2001, Mr. Raun was Executive Vice President & General Manager at Actovate. Prior to Actovate he held several positions at Waferscale Integration Inc. including Vice President of PSD & Memory Products (‘97-’00), Vice President of Sales (‘96-’97), and Director of Sales (‘94-’96). From 1985 to 1995, Mr. Raun held other sales, sales management and marketing positions at Waferscale and AMD. He holds a B.S.E.E. degree from the University of California, Santa Barbara

Gerald V. Beemiller joined Pericom in December of 2000 as Vice President of Worldwide Sales. From July 1997 to May 2000, Mr. Beemiller was employed by Sony Semiconductor Company of America originally as Vice President of Sales and later as Vice President of Sales and Marketing. Prior to Sony, he was the Founder, CEO and President of Infant Advantage, a medical device company (‘89-’97). Prior to Infant Advantage, he was the Owner/Partner of I Squared, a semiconductor manufacturers representative firm (‘74-’89). Previously, he held engineering and sales positions at Motorola Semiconductor (‘66-’73). Mr. Beemiller was educated at Arizona State University and holds a BS Degree in Mathematics.

Shujong (John) Cheng joined Pericom in August of 2001 as Vice President of Operations. From July 1999 to August 2001, Mr. Cheng was employed by Payton Technology, Inc. as Vice President of Operations. Prior to Payton, he was employed from March 1997 to July 1999 as Vice President of Global Product and Test Engineering by Kingston Technology. Previously, he was the President of Evergreen Testing Services from June 1995 to March 1997 and Director of Manufacturing for Hyundai Electronics, America from April 1994 to June 1995. Mr. Cheng has also held product and test engineering management positions with ESS Technology (‘93-’94), Cypress Semiconductor (‘89-’93), IDT (‘84-’89), and Atari (‘81-’84). Mr. Cheng holds a BSEE from Tatung Institute of Technology, Taipei, Taiwan and a MSEE from Lamar University, Beaumont, Texas.

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

Jeffrey Young has been a member of the Board of Directors since August 1995. Since 1988, Mr. Young has been a resident of Singapore and from 1990 to the present has served as the Executive Director of Daiman Roof Tiles Sdn. Bhd., a subsidiary of the Daiman Group, and from 1989 to the present as a Director of Great Wall Brick Work Sdn. Bhd., and from 1993 to the present as a Director of Daiman Singapore (Pte) Ltd., and has been a Director of Daiman Investments (Australia) Pty. Ltd. from 1993 to the present. Mr. Young holds a B.S. from the Electronic College of Canton, People’s Republic of China.

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

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 11, 2002, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements and Financial Statement Schedule—See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 33 of this report.

(2)  Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	Restated Articles of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(2)

3.3
Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1
Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002.

10.1	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder(3)

10.2	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder(3)

10.3	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder(3)

10.4	Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended(3)

10.5	Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant(2)

10.6	Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant(4)

10.7	Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant(4)

10.8	Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant(6)

10.11	Form of Indemnification Agreement(3)

10.12	Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc.(3)

10.13	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder(5)

10.14	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder(5)

10.15
Sublease of 2249 Zanker Road, San Jose, California. Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 29, 2001 in which the exhibit bears the same number.

10.16	Change of Control Agreement

23.1	Consent of Independent Auditors

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.
(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.

(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.
(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.

(b)  Reports on Form 8-K: The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 2001.

(c)  Exhibits: See list of exhibits under (a)(2) above.

(d)  Financial Statement Schedules: See list of schedules under (a)(1) above.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Pericom Semiconductor Corporation:

We have audited the accompanying balance sheets of Pericom Semiconductor Corporation as of June 30, 2002 and 2001, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
July 22, 2002 (September 11, 2002 as to Note 15)

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,656	$89,076
Short-term investments	143,156	61,811
Accounts receivable:
Trade (net of allowances of $4,376 and $4,296)	3,981	7,096
Other	1,871	1,050
Inventories	9,339	14,440
Prepaid expenses and other current assets	1,298	732
Deferred income taxes	2,600	1,776

Total current assets	174,901	175,981
Property and equipment—net	8,608	10,473
Investment in and advances to joint venture	5,920	7,330
Goodwill—net	1,325	1,325
Other assets	2,991	1,318

Total	$193,745	$196,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,544	$4,168
Accrued liabilities	2,840	3,747

Total current liabilities	7,384	7,915
Deferred income taxes	639	1,322
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: 2002, 25,660,209; 2001, 25,141,102	139,345	136,007
Accumulated other comprehensive income (loss)	257	(204)
Retained earnings	46,120	51,387

Total shareholders’ equity	185,722	187,190

Total	$193,745	$196,427

See notes to financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended June 30,
	2002	2001	2000
Net revenues	$47,589	$108,313	$90,977
Cost of revenues	33,871	62,388	52,540

Gross profit	13,718	45,925	38,437
Operating expenses:
Research and development	11,663	10,993	8,118
Selling, general and administrative	11,778	15,150	12,449
Restructuring charge	0	522	0

Total	23,441	26,665	20,567

Income (loss) from operations	(9,723)	19,260	17,870
Equity in net loss of joint venture and related goodwill amortization	(1,410)	(399)	(358)
Interest income	5,554	8,287	3,621
Other than temporary decline in the value of investments	(2,650)	—	—

Income (loss) before income taxes	(8,229)	27,148	21,133
Income tax provision (benefit)	(2,962)	9,789	7,918

Net income (loss)	$(5,267)	$17,359	$13,215

Basic earnings (loss) per share	$(0.21)	$0.70	$0.63

Diluted earnings (loss) per share	$(0.21)	$0.64	$0.56

Shares used in computing basic earnings (loss) per share	25,339	24,914	20,906

Shares used in computing diluted earnings (loss) per share	25,339	27,242	23,578

See notes to financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCES, July 1, 2000	19,038	$25,600	$20,813	$(33)	$46,380
Net income	—	—	13,215	—	13,215	$13,215
Unrealized loss on investments	—	—	—	(57)	(57)	(57)

Comprehensive income	—	—	—	—	—	$13,158

Issuance of common stock In secondary offering net of issuance costs of $427	4,400	100,949	—	—	100,949
Issuance of common stock under employee stock plans	1,056	2,200	—	—	2,200
Tax benefit resulting from stock option transactions	—	2,085	—	—	2,085

BALANCES, June 30, 2000	24,494	130,834	34,028	(90)	164,772
Net income	—	—	17,359	—	17,359	$17,359
Unrealized loss on investments	—	—	—	(114)	(114)	(114)

Comprehensive income	—	—	—	—	—	$17,245

Issuance of common stock under employee stock plans	647	2,549	—	—	2,549
Issuance of common stock options to non-employees	—	137	—	—	137
Tax benefit resulting from stock option transactions	—	2,487	—	—	2,487

BALANCES, June 30, 2001	25,141	136,007	51,387	(204)	187,190
Net income	—	—	(5,267)	—	(5,267)	$(5,267)
Unrealized gain on investments	—	—	—	461	461	461

Comprehensive income (loss)	—	—	—	—	—	$(4,806)

Issuance of common stock under employee stock plans	519	1,862	—	—	1,862
Stock based compensation	—	253	—	—	253
Tax benefit resulting from stock option transactions	—	1,223	—	—	1,223

BALANCES, June 30, 2002	25,660	$139,345	$46,120	$257	$185,722

See notes to financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,267)	$17,359	$13,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,084	3,519	2,470
Other than temporary decline in the value of investments	2,650	—	—
Loss on disposal of assets	3	1	2
Stock-based compensation	253	137	—
Equity in net loss of joint venture and related goodwill amortization	1,410	399	358
Deferred income taxes	(1,507)	(618)	(27)
Changes in assets and liabilities:
Accounts receivable	2,294	4,243	(2,324)
Inventories	5,101	(1,274)	(3,331)
Prepaid expenses and other current assets	657	(523)	372
Accounts payable	376	(4,815)	1,688
Accrued liabilities	(907)	186	1,958
Income taxes payable	—	778	3,773

Net cash provided by operating activities	9,147	19,392	18,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,222)	(5,779)	(4,209)
Purchase of short-term investments	(301,168)	(57,214)	(6,209)
Maturities of short-term investments	220,284	11,761	7,000
Increase in other assets	(4,323)	(1,012)	(64)
Advances to and investments in joint venture	—	(4,768)	(2,034)
Proceeds from sale of property and equipment	—	32	—

Net cash used for investing activities	(87,429)	(56,980)	(5,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	1,862	2,549	103,149

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,420)	(35,039)	115,787
CASH AND CASH EQUIVALENTS:
Beginning of period	89,076	124,115	8,328

End of period	$12,656	$89,076	$124,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$(2,081)	$8,986	$4,171

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Tax benefit from stock option transactions	$1,223	$2,487	$2,085

See notes to financial statements.

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 30, 2002, 2001 and 2000

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company”) was incorporated in June 1990. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION—These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiary, Pericom Semiconductor (HK) Limited. Pericom Semiconductor (HK) Limited was incorporated in Hong Kong on May 31, 2000 and is engaged in circuit design services solely for Pericom Semiconductor Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

FISCAL PERIOD—The Company’s fiscal years in the accompanying financial statements have been shown as ending on June 30. Fiscal years 2002, 2001, and 2000 ended on June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM INVESTMENTS—The Company’s policy is to invest in short-term instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2002 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$88,935	$—	$(84)	$88,851
Government securities	37,084	207	—	37,291
Asset backed securities	16,881	133	—	17,014

	$142,900	$340	$(84)	$143,156

At June 30, 2001 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$10,682	$—	$(289)	$10,393
Government securities	44,233	9	—	44,242
Equities	3,776	—	—	3,776
Certificates of deposit	3,400	—	—	3,400

	$62,091	$9	$(289)	$61,811

At June 30, 2002, these investments had the following maturities (in thousands):

Market Value
One year or less	$31,213
Between one and three years	106,172
Greater than three years	5,771

$143,156

INVENTORIES are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life.

INVESTMENT IN JOINT VENTURE is accounted for using the equity method. The difference between the carrying value and the underlying equity in net assets of the investment will be tested for impairment at least annually (see Note 4).

LONG-LIVED ASSETS—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all intangible assets based upon undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES—The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to recording deferred taxes.

STOCK-BASED COMPENSATION—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its interpretations and presents pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

REVENUE RECOGNITION—Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Estimated costs for sales returns, price protection, stock rotation and other allowances are accrued as a reduction of revenue in the period that sales are recognized. Domestic distributors are permitted a return allowance of up to 10% of their net purchases every six months.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES—The Company sells its products primarily to large organizations and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with having a concentration of a few suppliers; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company’s ability to attract and retain employees necessary to support its growth.

COMPREHENSIVE INCOME—In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended June 30, 2002, 2001 and 2000 has been disclosed within the statement of shareholders’ equity and comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS—In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the fair market values of those derivative instruments would be accounted for depending on the use of instrument and whether it qualifies for hedge accounting. The Company adopted SFAS 133, as amended, on July 1, 2000. This statement did not have an effect on the Company’s financial position, results of operations or cash flows as the Company had no derivative financial instruments as of June 30, 2002 and has not entered into any derivative transactions historically.

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event that the Company enters into such transactions in the future, the Company will account for those transactions in accordance with SFAS 133, in which case the Company will formally document all relationships between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS No. 141 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom adopted SFAS No. 142 for its fiscal year beginning July 1, 2001. On that date, the Company ceased amortizing goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company determined that no impairment of goodwill existed in fiscal 2002. The Company will continue to evaluate such goodwill at least annually.

	Years Ended June 30,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported net income (loss)	$(5,267)	$17,359	$13,215
Add: Goodwill amortization	—	331	35

Adjusted net income (loss)	$(5,267)	$17,690	$13,250

Reported basic earnings (loss) per share	$(0.21)	$0.70	$0.63
Add: Goodwill amortization per basic share	—	.01	—

Adjusted basic earnings (loss) per share	$(0.21)	$0.71	$0.63

Reported diluted earnings (loss) per share	$(0.21)	$0.64	$0.56
Add: Goodwill amortization per diluted share	—	.01	—

Adjusted diluted earnings (loss) per share	$(0.21)	$0.65	$0.56

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on July 1, 2002. The Company is currently in the process of determining the impact that the adoption of SFAS No. 144 will have on its results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires the any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is required to adopt SFAS No. 145 on July 1, 2002. The Company is currently in the process of determining the impact that the adoption of SFAS No. 145 will have on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt SFAS No.

146 on January 1, 2003. The Company is currently in the process of determining the impact that the adoption of SFAS No. 146 will have on its results of operations or financial position.

RECLASSIFICATIONS—Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

EARNINGS PER SHARE—Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended June 30, 2002 are as follows:

	Years Ended June 30,
	2002	2001	2000
Net income (loss)	$(5,267)	$17,359	$13,215

Computation of common shares outstanding—basic earnings (loss) per share:
Weighted average common stock	25,339	24,914	20,906

Basic earnings (loss) per share	$(0.21)	$0.70	$0.63

Computation of common shares outstanding—diluted earnings (loss) per share:
Weighted average common stock	25,339	24,914	20,906
Dilutive options using the treasury stock method	—	2,328	2,672

Shares used in computing diluted earnings (loss) per share	25,339	27,242	23,578

Diluted earnings (loss) per share	$(0.21)	$0.64	$0.56

Options to purchase 5,468,057 share of Common Stock were outstanding as of June 30, 2002 and were excluded from the computation of net loss per share because such options were antidilutive. Options to purchase 1,486,189 shares of Common Stock at prices ranging from $22.03 to $42.75 and options to purchase 236,472 shares of Common Stock at prices ranging from $15.50 to $35.00 were outstanding as of June 30, 2001 and June 30, 2000, respectively, but not included in the computation of diluted net income per share because the options’ exercise prices were greater that the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method.

2.    INVENTORIES

Inventories consist of (in thousands):

	As of June 30,
	2002	2001
Finished goods	$2,523	$5,425
Work-in-process	3,921	3,341
Raw materials	2,895	5,674

	$9,339	$14,440

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	As of June 30,
	2002	2001
Machinery and equipment	$12,602	$11,617
Computer equipment and software	8,586	7,220
Furniture and fixtures	769	746
Leasehold improvements	1,087	1,087
Construction-in-progress	—	555

Total	23,044	21,225
Accumulated depreciation and amortization	(14,436)	(10,752)

Property and equipment—net	$8,608	$10,473

Construction-in-progress is primarily software that has not been placed in service, and machinery and equipment that has not been accepted.

4.    JOINT VENTURE AND OTHER INVESTMENTS

In fiscal 1994, the Company purchased 1,500,000 shares of Series A Convertible Preferred Stock issued by Pericom Technology, Inc. (“PTI”) for $750,000 (an 18.4% equity investment at the time). Such preferred stock is convertible at the option of the Company into 1,500,000 shares of PTI common stock, does not bear dividends, has a liquidation preference up to the purchase price and votes based on the number of common shares into which it is convertible. In fiscal 2000, the Company purchased an additional 909,090 shares of Series B Convertible Preferred Stock for $1 million and converted $3.5 million in debt to purchase an additional 3,181,818 shares of Series B Convertible Preferred Stock. The Series B issue has liquidation preference over the Series A issue and all common shares. With the fiscal 2000 additional investment, the Company had a 43.3% equity investment in PTI. After the additional investment there was approximately a $1.7 million difference between the carrying value and the underlying equity in net assets of the investment which was being amortized over five years. The last month of amortization was June of 2001. In fiscal 2001, the Company purchased an additional 3,000,000 shares of Series C Convertible Preferred Stock for approximately $5 million. The Series C issue has liquidation preference over all other classes of stock. With the fiscal 2001 additional investment, the Company now has a 45.0% equity investment in PTI. The investment in PTI is accounted for using the equity method due to the Company’s significant influence over its operations. In addition, several of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 30, 2002 and 2000, the Company sold $66,000 and $29,000 respectively, in services to PTI. During the year ended June 30, 2001, the Company did not sell any services to PTI. During the years ended June 30, 2002, 2001 and 2000, the Company purchased $689,000, $1,300,000 and $890,000 in services from PTI, respectively. At June 30, 2002, 2001 and 2000, $98,000, $134,000 and $233,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of the joint venture at June 30, 2002 and June 30, 2001 is as follows (in thousands):

	2002	2001
Total assets	$12,768	$14,479
Total liabilities	$1,137	$865
Total equity	$11,631	$13,614

Revenue	$3,515	$5,640
Cost of revenues	2,732	3,600

Gross profit	783	2,040

Expenses	2,972	2,283

Operating Loss	(2,189)	(243)
Interest and other income	282	114
Income tax provision	21	—

Net loss	$(1,928)	$(129)

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was approximately $2.7 million and $1.0 million at June 30, 2002 and 2001 and these amounts are recorded in other assets. The Company recorded a write off of certain investments in 2002 totaling approximately $2.7 million, as the Company determined that these investments had experienced an other than temporary decline in value.

5.    ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of June 30,
	2002	2001
Accrued compensation	$1,132	$1,598
External sales representative commissions	727	819
Other accrued expenses	981	1,330

	$2,840	$3,747

6.    SHAREHOLDERS’ EQUITY

In March 2000, the Company completed a secondary public offering of 4,400,000 shares of its common stock at a price of $24.25 per share.

Preferred Stock

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of June 30, 2002, no shares of preferred stock were outstanding.

Stock Option Plans

Under the Company’s 2001, 1995, and 1990 Stock Option Plans, incentive and nonqualified stock options to purchase up to 6,514,881 shares of common stock have been reserved at June 30, 2002 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 48 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, June 30, 1999 (1,769,834 exercisable at a weighted average price of $1.50)	3,845,690	$2.20
Granted (weighted average fair value of $14.09 per share)	1,805,000	16.33
Exercised	(836,154)	1.94
Canceled	(287,672)	4.37

Balance, June 30, 2000 (1,886,648 exercisable at a weighted average price of $2.38)	4,526,864	7.76
Granted (weighted average fair value of $18.91 per share)	1,897,555	22.62
Exercised	(534,216)	2.92
Canceled	(1,143,702)	24.22

Balance, June 30, 2001 (2,397,294 exercisable at a weighted average price of $5.24)	4,746,501	10.28
Granted (weighted average fair value of $7.83 per share)	1,553,255	13.49
Exercised	(423,609)	1.74
Canceled	(228,090)	15.95

Balance, June 30, 2002	5,648,057	$11.57

At June 30, 2002, 866,824 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10– 2.40	1,293,085	4.61	$ 1.82	1,282,346	$ 1.82
$ 2.44–11.50	1,557,193	7.66	7.29	868,910	5.26
$11.56–14.20	1,172,028	9.06	13.76	341,886	13.67
$14.40–24.56	1,193,506	8.49	18.80	528,537	20.17
$24.69–39.03	432,245	8.04	30.31	235,260	30.11

$ 0.10–39.03	5,648,057	7.46	$11.57	3,256,939	$ 9.00

On April 6, 2001, the Company announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them with an exercise price of $15.00 or more per share in exchange for an equal number of replacement options to be granted at a future date not less than six months and a day after the options were canceled. Board members were not eligible. The elections to cancel options were effective on May 4, 2001. The exchange resulted in the voluntary cancellation by 60 employees of 611,405 employee stock options with exercise prices ranging from $18.50 to $42.75 in exchange for the same number of replacement options.

The replacement options were granted on November 5, 2001. The replacement options have the same terms and conditions as each optionee’s cancelled options, including the expiration date of the cancelled options, except that: (1) 12.5% of the replacement options will vest on the grant date and the remainder will vest at a rate of 1/48 per month for 42 months, (2) the replacement options will have an exercise price equal to the fair market value of our common stock on the date of the grant and (3) the optionee must be an employee of the Company on the date of grant of the replacement options in order to receive replacement options.

In December 2001, the Company recorded of a stock compensation charge of $253,000 related to certain stock options that were allowed an extended vesting period from that which was allowed in the original option agreement in conjunction with a reduction in force, which the Company undertook in that quarter. The offset of this charge was to shareholders’ equity.

1997 Employee Stock Purchase Plan

In 1997, the Company approved the 1997 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company’s Common Stock was reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods, except that the first purchase period of the plan will be 27 months. Each purchase period will be divided into eight consecutive three-month accrual periods, except that the first accrual period will be six months. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The initial purchase period commenced upon the effective date of the Company’s initial public offering of Common Stock in October 1997 and ended on January 30, 2000. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2001 and 2000, the Company issued 80,223 and 219,358 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.42 and $2.63, respectively. The weighted average fair value of the fiscal 2001 and 2000 awards for each year was $9.66 and $2.21 per share. The last issuance under the 1997 Employee Stock Purchase Plan was on July 31, 2000.

2000 Employee Stock Purchase Plan

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company’s Common Stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2002 and 2001, the Company issued 95,498 and 32,669, shares of common stock under the Stock Purchase Plan at weighted average prices of $11.77 and $16.90, respectively. The weighted average fair value of the fiscal 2002 and fiscal 2001 awards for each year was $7.83 and $9.21 per share.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2002	2001	2000
Expected life	5 years	5 years	5 years
Risk-free interest rate	4.37%	5.35%	6.21%
Volatility	64%	118%	91%
Dividend yield	0.00%	0.00%	0.00%

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

	2002	2001	2000
Expected life	3 months	3 months	3 months
Risk-free interest rate	1.8-3.6%	4.5-6.3%	4.7-5.8%
Volatility	55%-70%	101%-139%	66%-99%
Dividend yield	0.00%	0.00%	0.00%

Pro Forma Net Income and Earnings Per Share

Had the Company amortized to expense the computed fair values of the 2002, 2001 and 2000 awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, 2000 Employee Stock Purchase Plan, and 1997 Employee Stock Purchase Plan, the Company’s pro forma net income and earnings per share for the three fiscal years in the period ended June 30, 2002 would have been as follows:

	2002	2001	2000
Pro forma net income (loss)	$(12,919,000)	$10,930,000	$11,297,000
Pro forma earnings (loss) per share:
Basic earnings (loss) per share	$(0.51)	$0.44	$0.54
Diluted earnings (loss) per share	$(0.48)	$0.40	$0.48

Issuance of Stock Options to Non-Employees

In 2001, the Company issued nonstatutory options to a non-employee for the purchase of 20,000 shares of common stock at an exercise price of $18.19. These options vest over four years. In accordance with SFAS No. 123, its related interpretations and EITF 96-18, the Company accounted for this award under the fair value method and as a variable award. Accordingly, the Company records stock compensation equal to the fair value of the options and the vesting schedule (using the Black-Scholes option pricing model and the following assumptions: contractual life of ten years; risk free interest rate of 5.35%; volatility of 91%; and dividend yield of zero) and remeasures the compensation expense at the end of each period until the award vests. The related compensation expense of $137,000 was recognized as selling, general and administrative expense in the accompanying statement of operations in 2001. The non–employee became an employee in 2002 and the unvested options are accounted for in accordance with APB No. 25. No options were issued to non-employees during the year ended June 30, 2002.

7.    INCOME TAXES

The provision for income taxes consists of (in thousands):

	Fiscal Year Ended June 30,
	2002	2001	2000
Federal:
Current	$(2,682)	$5,863	$5,428
Deferred	(230)	585	(116)

	(2,912)	6,448	5,312
State:
Current	4	744	432
Deferred	(1,048)	110	89

	(1,044)	854	521
Foreign:
Deferred	(229)	—	—

Charge in lieu of taxes attributable to employee stock plans	1,223	2,487	2,085

Provision for income taxes	$(2,962)	$9,789	$7,918

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended June 30,
	2002	2001	2000
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	2.1	2.9
Tax exempt investment income	2.4	(1.8)	—
Research and development tax credits	6.2	(2.3)	(2.1)
Change in valuation allowance	(15.1)	—	—
Other	3.7	3.1	1.7

Provision for income taxes	36.0%	36.1%	37.5%

The components of the net deferred tax assets were as follows (in thousands):

	As of June 30,
	2002	2001
Deferred tax assets:
Accruals and reserves recognized in different periods	$2,109	$1,099
Other	491	677

	2,600	1,776

Deferred tax liabilities:
Basis difference in fixed assets	(1,206)	(702)
Other	567	(620)

	(639)	(1,322)

Net deferred tax assets	$1,961	$454

As of June 30, 2002, the Company has tax credit carryforwards of approximately $600,000 available to offset future state taxable income. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and writedowns in investments that took place during the year, the Company has provided for a partial valuation allowance in the amount of approximately $1,867,000 against the tax effect of these losses as of year-end. However, the valuation allowance has been reduced by the tax effect of any realized and unrealized capital gains that are available to offset such losses as of year-end.

8.    LEASES

The Company leases certain facilities under operating leases through May 2005, with two consecutive options to extend for an additional three years each upon termination of the original lease term. The future minimum operating lease commitments at June 30, 2002 are as follows (in thousands):

Fiscal Year:
2003	$1,657
2004	1,668
2005	649

$3,974

The Company anticipates receiving approximately $241,000 of sublease proceeds in the year ended June 30, 2003.

Rent expense for the years ended June 30, 2002, 2001 and 2000 was $1,468,000, $1,322,000 and $1,081,000, respectively. This is net of sublease proceeds received of approximately $237,000 for the year ended June 30, 2002.

9.    CONTINGENCIES

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company settled an outstanding claim of this nature in fiscal 2002 without material adverse effect on the Company’s financial position, results of operations or cash flows.

10.    INDUSTRY AND SEGMENT INFORMATION

In fiscal year 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment.

11.    MAJOR CUSTOMERS AND GEOGRAPHIC OPERATING INFORMATION

In fiscal 2002 three end customers who purchase through distribution and contract manufacturing channels represented 15%, 12% and 11% of net revenues. At June 30, 2002, two customers each represented 10% of trade accounts receivable. In fiscal 2001 one end customer who purchases through distribution and contract manufacturing channels represented 12% of net revenues, one end customer who purchases directly from the company and through the contract manufacturing channel represented 11% of net revenues and one distributor who sells to multiple end customers represented 10% of net revenues. At June 30, 2001, one customer represented 13% of trade accounts receivable. In fiscal 2000 one end customer who purchases through distribution and contract manufacturing channels represented 14% of net revenues, and one distributor who sells to multiple end customers represented 11% of net revenues. At June 30, 2000, three customers represented 14%, 11% and 11%, respectively, of trade accounts receivable.

For geographical reporting, net sales are attributed to the region where customers are located. Long-lived assets consist of property and equipment and are attributed to the region where they are located. The following presents net sales for the years ended June 30, 2002, 2001 and 2000; and long-lived assets as of June 30, 2002, 2001 and 2000 (in thousands):

	Fiscal Year Ended June 30,
	2002	2001	2000
Net sales to geographic regions:
United States	$15,817	$54,850	$48,850
Europe	3,982	12,228	7,852
Asia	27,790	41,235	34,275

Total Net Sales	$47,589	$108,313	$90,977

Long-lived assets:
United States	$6,267	$7,761	$6,626
China	2,335	2,702	1,615
Other (less than 10%)	6	10	5

Total long-lived assets	$8,608	$10,473	$8,246

12.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in fiscal 2002, 2001 or 2000.

13.    RESTRUCTURING CHARGE

In fiscal 2001 there was a restructuring charge of $522,000 related to an unused leased facility. The facility has subsequently been subleased and the terms of that sublease indicate that the restructuring charge was sufficient. On June 30, 2002 and June 30, 2001, the remaining balance of the restructuring charge was $522,000 and $197,000, respectively. The restructuring charge is expected to be fully depleted in the fourth quarter of fiscal 2003. There were no restructuring charges in fiscal 2002 or 2000.

14.    SHAREHOLDER RIGHTS PLAN

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of June 30, 2002, there were 25,660,209 rights outstanding.

15.    SUBSEQUENT EVENTS

On October 22, 2001 our Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of our common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. We began repurchasing shares of our stock on July 23, 2002. As of September 11, 2002 we have purchased 57,000 shares at a total cost of approximately $515,000.

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30 2002	Mar 31 2002	Dec 31 2001	Sep 30 2001	June 30 2001	Mar 31 2001	Dec 31 2000	Sep 30 2000
Net revenues	$12,967	$12,546	$8,962	$13,114	$13,326	$25,908	$35,719	$33,360
Cost of revenues	8,294	7,926	9,018	8,633	8,524	14,564	20,250	19,050

Gross profit (loss)	4,673	4,620	(56)	4,481	4,802	11,344	15,469	14,310
Operating expenses:
Research and development	2,958	2,996	3,160	2,579	2,767	2,885	2,754	2,587
Selling, general and administrative	2,949	2,701	3,185	2,943	3,145	3,788	4,232	3,985
Restructuring charge	—	—	—	—	522	—	—	—

Total operating expenses	5,907	5,667	6,345	5,522	6,434	6,673	6,986	6,572

Income (loss) from operations	(1,234)	(1,047)	(6,401)	(1,041)	(1,632)	4,671	8,483	7,738
Other income (loss), net	152	(922)	1,113	1,151	1,502	2,197	2,191	1,998

Income (loss) before income taxes	(1,082)	(1,969)	(5,288)	110	(130)	6,868	10,674	9,736
Income tax provision (benefit)	(388)	(709)	(1,904)	39	(577)	2,610	4,056	3,700

Net income (loss)	$(694)	$(1,260)	$(3,384)	$71	$447	$4,258	$6,618	$6,036

Basic earnings (loss) per share	$(0.03)	$(0.05)	$(0.13)	$0.00	$0.02	$0.17	$0.27	$0.24

Diluted earnings (loss) per share	$(0.03)	$(0.05)	$(0.13)	$0.00	$0.02	$0.16	$0.24	$0.22

Shares used in computing basic earnings (loss) Per share	25,530	25,394	25,242	25,189	25,104	24,984	24,875	24,694

Share used in computing diluted earnings (loss) Per share	25,530	25,394	25,242	27,114	27,111	27,111	27,272	27,475

During the three months ended December 31, 2001, the company recorded a charge of approximately $3.2 million against revenue to address inventory and pricing issues in our distribution channel that were due to the significant drop-off in business activity; additional inventory reserves of approximately $1.1 million due to the prolonged decline in end market demand; and charges of approximately $534,000 related to a workforce reduction and legal expenses associated with a patent infringement suit initiated by a competitor.

During the three months ended March 31, 2002, the Company wrote off a loan and accrued interest receivable of approximately $1.8 million as the Company determined that this loan was uncollectible. During the three months ended June 30, 2002, the Company wrote off an investment of approximately $900,000 as the Company determined the investment had experienced an other than temporary decline in value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Office, President and Chairman of the Board of Directors

Date:	September 26, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 26, 2002

/s/ MICHAEL D. CRAIGHEAD Michael D. Craighead	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	September 26, 2002

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Vice President, Technology and Director	September 26, 2002

/s/ JEFFREY YOUNG Jeffrey Young	Director	September 26, 2002

/s/ TAY THIAM SONG Tay Thiam Song	Director	September 26, 2002

/s/ MILLARD PHELPS Millard Phelps	Director	September 26, 2002

/s/ HAU L LEE. Hau L. Lee	Director	September 26, 2002

CERTIFICATION

I, Alex C. Hui, certify that:

1.  I have reviewed this annual report on Form 10-K of Pericom Semiconductor Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer

Date:  September 26, 2002

CERTIFICATION

I, Michael D. Craighead, certify that:

1.  I have reviewed this annual report on Form 10-K of Pericom Semiconductor Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer
Date:  September 26, 2002

CERTIFICATION

In connection with this annual report of Pericom Semiconductor Corporation (the “Company”) on Form 10-K for the period ended June 29, 2002 (the “Report”), I, Alex C. Hui, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer

Date:  September 26, 2002

CERTIFICATION

In connection with this annual report of Pericom Semiconductor Corporation (the “Company”) on Form 10-K for the period ended June 29, 2002 (the “Report”), I, Michael D. Craighead, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer
Date:  September 26, 2002

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

We have audited the financial statements of Pericom Semiconductor Corporation as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 and have issued our report thereon dated July 22, 2002; such financial statements and report are included in this 2002 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pericom Semiconductor Corporation, listed in Item 14(a)(2). Such financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 22, 2002

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning Of Period	Charged to Costs and Expenses (a)	Deductions (b)	Balance at End of Period
Accounts receivable allowances June 30,
2002	$4,296	$14,299	$14,219	$4,376
2001	3,343	17,059	16,106	4,296
2000	2,570	13,852	13,079	3,343

(a)	Primarily related to sales reserves
(b)	Charges for which allowances were created

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS
to
FORM 10-K
Under
THE SECURITIES EXCHANGE ACT OF 1934

PERICOM SEMICONDUCTOR CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

10.16	Change of Control Agreement

23.1	Consent of Independent Auditors