Form 10-Q
period 2002-09-30
PERICOM SEMICONDUCTOR CORP
filed 2002-11-12
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒        No  ☐

As of October 31, 2002 the Registrant had outstanding 25,780,090 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2002	June 30, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,657	$12,656
Short-term investments	143,908	143,156
Accounts receivable:
Trade (net of allowances of $4,307, and $4,376)	3,422	3,981
Other receivables	2,007	1,871
Inventories	9,598	9,339
Prepaid expenses and other current assets	2,047	1,298
Deferred income taxes	2,071	2,600

Total current assets	175,710	174,901
Property and equipment—net	8,321	8,608
Investment in and advances to joint venture	5,573	5,920
Goodwill, net of amortization	1,325	1,325
Other assets	2,432	2,991

Total	$193,361	$193,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,173	$4,544
Accrued liabilities	3,095	2,840

Total current liabilities	7,268	7,384
Deferred income taxes	639	639
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: September 30, 25,740,083; June 30, 25,660,209	139,314	139,345
Accumulated other comprehensive gain	942	257
Retained earnings	45,198	46,120

Total shareholders’ equity	185,454	185,722

Total	$193,361	$193,745

(1)	Derived from the June 30, 2002 audited balance sheet included in the Company’s Annual Report on Form 10-K.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001
Net revenues	$10,828	$13,114
Cost of revenues	7,560	8,633

Gross profit	3,268	4,481

Operating expenses:
Research and development	2,918	2,579
Selling, general and administrative	3,158	2,943

Total	6,076	5,522

Loss from operations	(2,808)	(1,041)
Equity in net loss of investee	(347)	(206)
Interest income	1,499	1,357
Other-than-temporary decline in investment	(52)	—

Income (loss) before income taxes	(1,708)	110
Income tax provision (benefit)	(786)	39

Net income (loss)	$(922)	$71

Basic earnings (loss) per share	$(0.04)	$0.00

Diluted earnings (loss) per share	$(0.04)	$0.00

Shares used in computing basic earnings (loss) per share	25,730	25,189

Shares used in computing diluted earnings (loss) per share	25,730	27,114

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(922)	$71
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,012	1,038
Other-than-temporary decline in investment	52	—
Loss on disposal of assets	2	—
Equity in net loss of investee	347	206
Changes in assets and liabilities:
Accounts receivable	423	599
Inventories	(259)	1,571
Prepaid expenses and other current assets	(749)	(6)
Accounts payable	(371)	406
Accrued liabilities	255	(211)

Net cash provided by (used in) operating activities	(210)	3,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(727)	(805)
Purchase of short-term investments	(89,124)	(10,489)
Maturities of short-term investments	89,586	6,690
Decrease (increase) in other assets	507	(2,511)
Advances to investee	—	(196)

Net cash provided by (used in) investing activities	242	(7,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net	484	455
Repurchase of common stock	(515)	—

Net cash provided by (used for) financing activities	(31)	455
NET DECREASE IN CASH AND CASH EQUIVALENTS	1	(3,182)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,656	89,076

End of period	$12,657	$85,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	($32)	$37

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and the results of operations and cash flows for the three month period ended September 30, 2002 and 2001. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. The Company’s fiscal year 2002 ended on June 29, 2002. The three month periods in fiscal years 2003 and 2002 ended on September 28, 2002 and September 29, 2001, respectively and each period included thirteen weeks.

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

Basic and diluted earnings (loss) per share for the three month periods ended September 30, 2002 and 2001 are computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,
	2002	2001
Net income (loss)	$(922)	$71

Computation of common shares outstanding—basic earnings (loss) per share:
Weighted average shares of common stock	25,730	25,189

Basic earnings (loss) per share	$(0.04)	$0.00

Computation of common shares outstanding—diluted earnings (loss) per share:
Weighted average shares of common stock	25,730	25,189
Dilutive options using the treasury stock method	—	1,925

Shares used in computing diluted earnings (loss) per share	25,730	27,114

Diluted earnings (loss) per share	$(0.04)	$0.00

Options to purchase 2,395,192 shares of Common stock at prices ranging from $14.50 to $42.75 were outstanding as of September 30, 2001, but not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method. For the three-month period ended September 30, 2002, options to purchase 5,451,615 shares of Common stock were not included in the computation of diluted net loss per share because the Company had net losses for those periods and those options would be anti-dilutive.

3.    Inventories

Inventories consist of (in thousands):

	September 30, 2002	June 30, 2002
Raw materials	$2,713	$2,523
Work in process	3,217	3,921
Finished goods	3,668	2,895

	$9,598	$9,339

4.    Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2002	June 30, 2002
Accrued compensation	$1,505	$1,132
External sales representative commissions	722	727
Other accrued expenses	868	981

	$3,095	$2,840

5.    Other Investments

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was approximately $2.1 million and $2.7 million at September 30, 2002 and June 30, 2002, respectively, and these amounts are recorded in other assets. The Company recorded a partial write off of an investment in the three months ended September 30, 2002 totaling approximately $52,000, as the Company determined that the investment had experienced an other-than-temporary decline in value.

6.    Industry and Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of interface integrated circuits.

7.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three-month periods ended September 30, 2002 and 2001, comprehensive income, which was comprised of the Company’s net income for the periods and changes in cumulative unrealized gain/(loss) on short-term investments was as follows:

	Three Months Ended September 30,
	2002	2001
Net income (loss)	$(922)	$71
Unrealized gain on investment	1,214	391

Comprehensive income	$292	$462

8.    Recently Issued Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The Company adopted SFAS No. 144 on July 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have an impact on its results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company adopted SFAS No. 145 on July 1, 2002. Adoption of SFAS No. 145 had no impact on the Company’s financial position, results of operations or cash flows.

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

9.    Shareholder Rights Plan

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire Pericom or its shares and the company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of Pericom’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of Pericom’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of September 30, 2002, there were 25,740,083 rights outstanding.

10.    Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. The Company purchased 57,000 shares at a total cost of approximately $515,000 as of September 30, 2002. The Company purchased an additional 40,000 shares at a total cost of approximately $289,000 subsequent to September 30, 2002.

11.    Subsequent Event

On October 21, 2002 Pericom made a $2,000,000 bridge loan to GCT Semiconductor, Inc. (“GCT”). For the purpose of facilitating the loan transaction, Pericom received a security interest in the fixed assets of GCT that was convertible to preferred stock. On November 4, 2002 the conversion took place. After the conversion, Pericom owns approximately 3% GCT.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1—Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K (the “Form 10-K”).

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

We consider the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgements and assumptions about matters that are inherently uncertain. We also have other important policies that are discussed in Note 1 to the Consolidated Financial Statements in our Form 10-K.

Revenue Recognition.    We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 50% of our sales are to distributors. We have agreements for price adjustment and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable. We also may choose, at our discretion, to expand our price protection or stock rotation programs beyond our contractual obligations or previous estimates. For example, in the quarter ended December 31, 2001, we recorded a charge of approximately $3.2 million against revenue to address inventory and pricing issues in our distribution channel that were due to the significant drop off in business activity that we had experienced.

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

We also made other investments including bridge loans convertible to equity as well as direct equity investments. These investments are included in other long-term assets in the Balance Sheet and are carried at the lower of cost, or market if the investment has experienced an other than temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,
	2002	2001
Net revenues	100.0%	100.0%
Cost of revenues	69.8%	65.8%

Gross profit	30.2%	34.2%

Operating expenses:
Research and development	26.9%	19.7%
Selling, general and administrative	29.2%	22.4%

Total	56.1%	42.1%

Income (loss) from operations	(25.9%)	(7.9%)
Other income, net	10.6%	8.7%
Other-than-temporary decline in investment	(0.5%)	—

Income (loss) before income taxes	(15.8%)	0.8%
Income tax provision (benefit)	(7.3%)	0.3%

Net income (loss)	(8.5%)	0.5%

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues decreased 17.6% from $13.1 million for the quarter ended September 30, 2001 to $10.8 million for the quarter ended September 30, 2002. The decrease in net revenues resulted from weakness in notebook and memory module demand and significant declines in the weighted average selling price of certain products due to the ongoing worldwide reduction in semiconductor demand which creates increased competitive price pressure. Sales to our top five direct customers accounted for approximately 46.8% of net revenues in the three months ended September 30, 2002 and direct sales to one of them, a global contract manufacturer, accounted for more than 10% of net revenues in the same period. In the three months ended September 30, 2001, sales to our top five direct customers accounted for approximately 51.4% of net revenues and sales to two of them, one a global contract manufacturer and the other an international distributor, each accounted for more than 10% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of our gross revenues in the three months ended September 30, 2002 and sales to our top five end-user customers accounted for approximately 45.4% of gross revenues in the three months ended September 30, 2002 compared with 44.2% in the three months ended September 30, 2001.

Net revenues by major geography as a percentage of total net revenues for the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30,
	2002	2001
Asia (Excluding Japan)	54.7%	46.0%
Japan	3.2%	4.5%
Europe	8.6%	6.8%
North America	33.5%	42.7%

Total	100.0%	100.0%

In the three months ended September 30, 2002, as compared with the three months ended September 30, 2001 the increase in the percentage of our net revenues derived from sales in Asia, excluding Japan, and the decrease in the percentage derived from sales in North America were primarily driven by the ongoing shift of contract manufacturing production from North America to Asia.

Gross Profit

Gross profit decreased 26.7% from $4.5 million for the quarter ended September 30, 2001 to $3.3 million for the quarter ended September 30, 2002. Gross profit as a percentage of net revenues, or gross margin, decreased from 34.2% in the quarter ended September 30, 2001 to 30.2% in the quarter ended September 30, 2002. The decrease in gross margin resulted from what we believe to be a temporary product mix change toward lower margin products due to weakness in certain markets and customers and pricing pressure resulting in lower average selling prices and reduced manufacturing volumes which resulted in a higher fixed cost per unit. These factors were partially offset by ongoing cost reduction efforts including reduced costs from our wafer and assembly suppliers and internal programs to reduce product cost.

Research and Development

Research and development expenses increased 11.5% from $2.6 million in the quarter ended September 30, 2001 to $2.9 million in the quarter ended September 30, 2002, and increased as a percentage of net revenues from 19.7% to 26.9%. The expense increase was primarily due to costs associated with the development of new products. The increase in expenses as a percentage of sales is primarily due to the decline in sales.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue our emphasis on cost control during the current industry slowdown.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such costs also include advertising, sales materials, sales commissions and other marketing and promotional expenses. Selling, general and administrative expenses increased 10.3% from $2.9 million for the quarter ended September 30, 2001 to $3.2 million for the quarter ended September 30, 2002, and increased as a percentage of net revenues from 22.4% to 29.2%. The increase in expense was due to personnel related costs and professional fees for legal and tax matters. The increase in expenses as a percentage of net sales in each period is primarily due to the decline in sales.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, the Company intends to continue our focus on cost control until business conditions improve.

Other Income, Net

Other income, net, includes interest income, the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”) and the write off of a portion of an investment deemed to be other than temporarily impaired in the quarter ended September 30, 2002. Other income, net, decreased from $1.2 million for the quarter ended September 30, 2001 to $1.1 million for the quarter ended September 30, 2002. From the quarter ended September 30, 2001 to the quarter ended September 30, 2002, the Company’s share of the net losses of PTI increased from a loss of $206,000 to a loss of $347,000 as a result of the slowdown in the China markets PTI serves. Interest and other income increased from $1.4 million for the quarter ended September 30, 2001 to $1.5 million for the quarter ended September 30, 2002 primarily due to $302,000 of realized gains on sale of short term investments which was partially offset by lower returns on invested funds. In the quarter ended September 30, 2002 the Company wrote off approximately $52,000 of an investment because of an other than temporary decline in the value of the investment.

Provision for Income Taxes

The provision for income taxes decreased from a provision of $39,000 for the quarter ended September 30, 2001 to a benefit of $786,000 for the quarter ended September 30, 2002. The decrease in the provision for income taxes for the current fiscal quarter is due primarily to the decrease in taxable income. The effective tax rate of 46.0% in the quarter ended September 30, 2002 has increased from the 35.5% rate used in the comparable period in the prior year. The increase in effective tax rate is due primarily to decisions made during the quarter ended September 30, 2002 to delay certain international business infrastructure changes that were planned for the current fiscal year. This resulted in a recapture of tax deductions, thereby increasing our tax loss and effective tax rate, which is a benefit, for the current fiscal year. The tax rate is expected to be 46%, subject to adjustment for revisions to estimates that are subjective in nature. The provision for income taxes also differed from the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was $210,000 during the three months ended September 30, 2002 and $3.7 million of cash during the three months ended September 30, 2001. Net cash used in investing activities in the quarter ended September 30, 2001 was $7.3 million compared to net cash provided by investing activities of $242,000 for the three months ended September 30, 2002. The Company made capital expenditures of approximately $727,000 during the three months ended September 30, 2002 compared with $805,000 in the comparable period of the previous year. The Company had net purchases of short-term investments of $3.8 million in the quarter ended September 30, 2001 compared to net proceeds of $462,000 from the sale of investments in the quarter ended September 30, 2002.

As of September 30, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $156.6 million. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of common stock. As of September 30, 2002, the Company has repurchased 57,000 shares at a cost of approximately $515,000.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the effect of the adoption of SFAS No. 141 and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company’s Form 10-K under the heading “Risk Factors; Factors That May Affect Future Results”, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Our results of operations have been adversely affected by the continuing slowdown in the global economy.

For over a year and a half, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, our new customer order rates have stabilized at a much lower level than in fiscal 2001. If these weak economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards. We believe that the semiconductor industry is currently in such a downturn. Our net revenues may continue to be adversely affected if this downturn continues. In general, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors might include the following:

•	general conditions in the semiconductor industry;
•	changes in our product mix;
•	a decline in the gross margins of our products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;
•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the market for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us; and
•	increased research and development expenses associated with new product introductions or process changes.

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

Intense competition in the semiconductor industry may reduce the demand for our products or the prices of our products, which could reduce our revenues and gross profits.

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Fairchild Semiconductor, Int’l., Intel Corp., On Semiconductor Corp., Motorola, STMicroelectronics, Toshiba, Hitachi, and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

In fiscal 2002, 2001 and 2000 we purchased approximately 68%, 59% and 75%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd., and in the first three months of fiscal 2003 we purchased 69% of our wafers from Chartered. In the first three months of fiscal 2003 and in fiscal 2000, only four other suppliers manufactured the remainder of our wafers. In fiscal 2002 and 2001, only five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling six-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers' internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

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

Our future success also will depend on our ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled design, process and test engineers, for whom competition can be intense. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel.

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position.

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 46 patents covering certain aspects of our product designs and have at least 27 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. One direct customer, a global contract manufacturer, accounted for more than 10% of net revenues during the first three months of fiscal 2003. Sales to our top five direct customers accounted for approximately 46.8% of net revenues in the first three months of fiscal 2003. Two of our end-user customers each accounted for more than 10% of our gross revenues in the first three months of fiscal 2003 and sales to our top five end-user customers accounted for approximately 45.4% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 30, 2002 sales to our distributors were 47.0% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended September 30, 2002, approximately 55% of our net revenues derived from sales in Asia excluding Japan, approximately 9% from sales in Europe and approximately 3% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we have previously had to write off all or portions of investments due to an other than temporary decline in value.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2002, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $143.9 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2002, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4.    Controls and Procedures.

Within 90 days of the filing date of this quarterly report, an evaluation was performed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and with the participation of the Company’s executive management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description
99.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION (Registrant)

Date: November 12, 2002	By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer

Date: November 12, 2002	By:	/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION

I, Alex C. Hui, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer

CERTIFICATION

I, Michael D. Craighead, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer