Form 10-K/A
period 2002-06-29
PERICOM SEMICONDUCTOR CORP
filed 2002-11-27
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 9, 2002 as reported by the Nasdaq National Market was approximately $245,492,000.

As of November 9, 2002 the Registrant had outstanding 25,759,908 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 11, 2002 are incorporated by reference in Part III.

EXPLANATORY NOTE

This amendment to Pericom Semiconductor Corporation’s Annual Report on Form 10-K for the year ended June 29, 2002, which was filed with the Securities and Exchange Commission on September 27, 2002, is being filed to amend the disclosure required pursuant to Item 405 of Regulation S-K which was included in the Registrant’s definitive Proxy Statement on Schedule 14A under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and incorporated by reference in Part III, Item 10 of the Form 10-K. No other changes have been made to Part III, Item 10. The remainder of the Form 10-K remains as previously filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and The Nasdaq Stock Market. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that its executive officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to them except as follows: Alex Chi-Ming Hui filed one late Form 5 for one stock option grant in fiscal year 2002; Chi-Hung (John) Hui filed one late Form 5 for one stock option grant in fiscal year 2002; Michael D. Craighead filed one late Form 5 for three stock option grant cancellations in fiscal year 2001 and one late Form 5 for three stock option grants in fiscal year 2002; Tat C. Choi filed one late Form 5 for one stock option grant in fiscal year 2002; Patrick B. Brennan filed one late Form 5 for four stock option grant cancellations in fiscal year 2001 and one late Form 5 for four stock option grants in fiscal year 2002; Gerald V. Beemiller filed one late Form 5 for two stock option grant cancellations in fiscal year 2001 and one late Form 5 for four stock option grants in fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer, President and Chairman of the Board of Directors

Date: November 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 27, 2002

/s/ MICHAEL D. CRAIGHEAD Michael D. Craighead	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	November 27, 2002

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Vice President, Technology and Director	November 27, 2002

/s/ JEFFREY YOUNG Jeffrey Young	Director	November 27, 2002

/s/ TAY THIAM SONG Tay Thiam Song	Director	November 27, 2002

/s/ MILLARD PHELPS Millard Phelps	Director	November 27, 2002

/s/ HAU L. LEE Hau L. Lee	Director	November 27, 2002

CERTIFICATION

I, Alex C. Hui, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Pericom Semiconductor Corporation; and

2.
Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer

Date:  November 27, 2002

CERTIFICATION

I, Michael D. Craighead, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Pericom Semiconductor Corporation; and

2.
Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report.

By:	/s/ MICHAEL D. CRAIGHEAD
Michael D. Craighead Chief Financial Officer

Date:  November 27, 2002