Form 10-Q
period 2002-12-31
PERICOM SEMICONDUCTOR CORP
filed 2003-02-11
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of January 31, 2003 the Registrant had outstanding 25,740,053 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 31, 2002

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2002	June 30, 2002(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,124	$12,656
Short-term investments	145,083	143,156
Accounts receivable:
Trade (net of allowances of $4,192, and $4,376)	3,301	3,981
Other receivables	1,844	1,871
Inventories	8,742	9,339
Prepaid expenses and other current assets	3,600	1,298
Deferred income taxes	1,872	2,600

Total current assets	173,566	174,901
Property and equipment—net	7,495	8,608
Investment in and advances to joint venture	5,250	5,920
Goodwill	1,325	1,325
Other assets	4,286	2,991

Total	$191,922	$193,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,579	$4,544
Accrued liabilities	3,077	2,840

Total current liabilities	8,602	7,384
Deferred income taxes	639	639
Other long term liabilities	946	—
Shareholders’ equity:
Common stock, 60,000,000 shares authorized;
Shares outstanding: December 31, 25,681,341; June 30, 25,660,209	138,796	139,345
Accumulated other comprehensive gain	1,091	257
Retained earnings	42,794	46,120

Total shareholders’ equity	182,681	185,722

Total	$191,922	$193,745

(1)	Derived from the June 30, 2002 audited balance sheet included in the Company’s Annual Report on Form 10-K.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenues	$11,132	$8,962	$21,960	$22,076
Cost of revenues	7,852	9,018	15,412	17,651

Gross profit (loss)	3,280	(56)	6,548	4,425

Operating expenses:
Research and development	2,800	3,160	5,718	5,739
Selling, general and administrative	2,799	3,185	5,957	6,128
Restructuring charge	1,431	0	1,431	0

Total	7,030	6,345	13,106	11,867

Loss from operations	(3,750)	(6,401)	(6,558)	(7,442)
Equity in net loss of investee	(323)	(326)	(670)	(531)
Interest income	1,328	1,439	2,827	2,795
Other-than-temporary decline in investment	(1,089)	0	(1,141)	0

Loss before income taxes	(3,834)	(5,288)	(5,542)	(5,178)
Income tax benefit	(1,431)	(1,904)	(2,216)	(1,865)

Net loss	$(2,403)	$(3,384)	$(3,326)	$(3,313)

Basic and diluted loss per share	$(0.09)	$(0.13)	$(0.13)	$(0.13)

Shares used in computing basic and diluted loss per share	25,730	25,242	25,730	25,216

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,326)	$(3,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,026	2,063
Other-than-temporary decline in investment	1,141	—
Gain on sale of assets	(5)	—
Equity in net loss of investee	670	532
Changes in assets and liabilities:
Accounts receivable	707	4,280
Inventories	597	2,690
Prepaid expenses and other current assets	(2,302)	(1,773)
Accounts payable	35	(402)
Accrued current and long term liabilities	1,183	(575)

Net cash provided by operating activities	726	3,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(908)	(1,405)
Purchase of short-term investments	(126,207)	(131,962)
Maturities of short-term investments	125,842	53,456
Increase in other assets	(2,436)	(4,087)

Net cash used in investing activities	(3,709)	(83,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net	831	1,102
Repurchase of common stock	(1,380)	—

Net cash provided by (used in) financing activities	(549)	1,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,532)	(79,394)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,656	89,076

End of period	$9,124	$9,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$31	$(37)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2002, the results of operations for the three and six-month periods ended December 31, 2002 and 2001 and cash flows for the six months ended December 31, 2002 and 2001. This unaudited quarterly and six-month information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. The Company’s fiscal year 2002 ended on June 29, 2002. The three and six-month periods in fiscal years 2003 and 2002 ended on December 28, 2002 and December 29, 2001, respectively, and each period included thirteen and twenty-six weeks, respectively.

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

2. Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for the three and six-month periods ended December 31, 2002 and 2001 are computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(2,403)	$(3,384)	$(3,325)	$(3,313)

Computation of common shares outstanding—basic loss per share:
Weighted average shares of common stock	25,730	25,242	25,730	25,216

Shares used in computing basic loss per share	25,730	25,242	25,730	25,216

Basic loss per share	$(0.09)	$(0.13)	$(0.13)	$(0.13)

Computation of common shares outstanding—diluted loss per share:
Weighted average shares of common stock	25,730	25,242	25,730	25,216
Dilutive options using the treasury stock method	—	—	—	—

Shares used in computing diluted loss per share	25,730	25,242	25,730	25,216

Diluted loss per share	$(0.09)	$(0.13)	$(0.13)	$(0.13)

For the three and six-month periods ended December 31, 2001, options to purchase 5,375,290 shares of common stock were not included in the computation of diluted net loss per share because the Company had net losses for those periods and those options would be anti-dilutive. For the three and six-month periods ended December 31, 2002, options to purchase 5,368,234 shares of common stock were not included in the computation of diluted net loss per share because the Company had net losses for those periods and those options would be anti-dilutive.

3. Inventories

Inventories consist of (in thousands):

	December 31, 2002	June 30, 2002
Raw materials	$2,174	$2,523
Work in process	3,457	3,921
Finished goods	3,111	2,895

	$8,742	$9,339

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31, 2002	June 30, 2002
Accrued compensation	$1,094	$1,132
External sales representative commissions	651	727
Restructuring accrual	561	197
Other accrued expenses	771	784

	$3,077	$2,840

5. Other Investments

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was approximately $3.2 million and $2.7 million at December 31, 2002 and June 30, 2002, respectively, and these amounts are recorded in other assets. In the three months ended December 31, 2002, the Company made an additional investment of approximately $2.0 million and wrote off another investment of approximately $1.1 million as the Company determined that this investment had experienced an other-than-temporary decline in value.

The Company has also entered into a loan agreement with a private company. The Company has agreed to provide up to $5 million in borrowings. The loan bears interest of 8%. This rate will be adjusted upward uniformly with changes in the prime rate but will not be reduced. The loan is secured by physical and intangible assets of the private company as well as a product and technology license agreement. As of December 31, 2002 a total of $750,000 has been loaned (See Note 11). This loan is recorded in other assets.

6. Restructuring

In fiscal 2001, the Company recorded a restructuring charge of $522,000 related to an unused portion of its San Jose, California leased facilities. The restructuring charge represented the Company’s lease payments it would be required to make, net of sublease payments received, through March 2003. The lease term expires in May 2005 and the Company estimated that it would continue to sublease this portion of its facility through the end of the lease term or would utilize this portion of the facility if operations improved.

During the quarter ended December 31, 2002, the Company recorded an additional restructuring charge of $1.4 million related to this facility. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The Company received notice that the sublesee would move from this facility and the Company estimates that it will not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to the continued depression in the Company’s business, the Company has determined that this portion of the facility will not be utilized over the remaining lease term.

The following table sets forth the activity of the restructuring accrual as of December 31, 2002 (in thousands):

Balance at June 30, 2002	$197
Payments	(121)
Restructuring charge recorded in fiscal 2003	1,431

Balance at December 31, 2002	$1,507

The Company has classified $946,000 of this accrual in other long-term liabilities and $561,000 in current accrued liabilities in the accompanying balance sheet.

7. Industry and Segment Information

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

8. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six-month periods ended December 31, 2002 and 2001, comprehensive income, which was comprised of the Company’s net loss for the periods and changes in cumulative unrealized gain/(loss) on short-term investments net of tax was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(2,403)	$(3,384)	$(3,325)	$(3,313)
Unrealized gain/(loss) on investment	149	(861)	834	(468)

Comprehensive loss	$(2,254)	$(4,245)	$(2,491)	$(3,781)

9. Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 had no impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt SFAS No. 146 on January 1, 2003. The Company has determined that the adoption of SFAS No. 146 will not have an effect on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Since the Company does not have any guarantee obligations, the Company has determined that this pronouncement does not have an effect on the Company’s financial position, results of operations or cash flows.

10. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. The Company has purchased 170,000 shares at a total cost of approximately $1,380,000 as of December 28, 2002.

11. Subsequent Events

In January 2003, the Company provided additional borrowings of $3.1 million to a private company (see Note 5). In addition, the Company entered into a Purchase Option Agreement whereby the Company may acquire certain assets and assume certain liabilities of this private company for the amounts previously provided under the loan agreement. The purchase option expires on October 15, 2003.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 – Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K (the “Form 10-K”).

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

We consider the following accounting policies to be “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgements and assumptions about matters that are inherently uncertain. We also have other important policies that are discussed in Note 1 to the Consolidated Financial Statements in our Form 10-K.

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 50% of our sales are to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

Inventories. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. The reserve is reduced if product is sold or scrapped. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our inventory valuation and resulting in material effects on our gross margin.

Investments. As required by SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in fiscal 2002, we ceased amortizing Goodwill with a net carrying value of $1,323,000 that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2002, and we will continue to evaluate such goodwill at least annually.

We have also made other investments including loans, bridge loans convertible to equity or asset purchases as well as direct equity investments. These loans and investments are made with strategic intentions and have been in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the Balance Sheet and are carried at the lower of cost, or market if the investment has experienced an other-than-temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.5%	100.6%	70.2%	80.0%

Gross profit (loss)	29.5%	(0.6)%	29.8%	20.0%

Operating expenses:
Research and development	25.2%	35.3%	26.0%	26.0%
Selling, general and administrative	25.1%	35.5%	27.1%	27.8%
Restructuring charge	12.9%	—	6.5%	—

Total	63.2%	70.8%	59.6%	53.8%

Loss from operations	(33.7)%	(71.4)%	(29.8)%	(33.8)%
Equity in net loss of investee	(2.9)%	(3.6)%	(3.1)%	(2.4)%
Interest income	11.9%	16.0%	12.9%	12.7%
Other-than-temporary decline in investment	(9.8)%	—	(5.2)%	—

Loss before income taxes	(34.5)%	(59.0)%	(25.2)%	(23.5)%
Income tax benefit	(12.9)%	(21.2)%	(10.1)%	(8.5)%

Net loss	(21.6)%	(37.8)%	(15.1)%	(15.0)%

Net Revenues

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased 24.2% from $9.0 million for the quarter ended December 31, 2001 to $11.1 million for the quarter ended December 31, 2002. The increase in net revenues was a result of special allowances totaling $3.2 million for distributor returns and price protection that were recorded in the quarter ended December 31, 2001. No such special allowances occurred in the current quarter. Excluding these special allowances, net revenues declined by approximately $1.0 million from the prior year. This decline is primarily a result of competitive price pressure in certain product lines.

Sales to our top five direct customers accounted for approximately 48% of net revenues in the three months ended December 31, 2002 and direct sales to two of them each accounted for more than 10% of net revenues in the same period. In the three months ended December 31, 2001, sales to our top five direct customers accounted for approximately 52% of net revenues and sales to two of them each accounted for more than 10% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of our gross revenues in the three months ended December 31, 2002 and sales to our top five end-user customers accounted for approximately 38% of gross revenues in the same period. Three of our end-user customers each accounted for more than 10% of our gross revenues in the three months ended December 31, 2001 and sales to our top five end-user customers accounted for approximately 52% of gross revenues in the same period.

Net revenues decreased 0.5% from $22.1 million for the six-month period ended December 31, 2001 to $22.0 million for the six-month period ended December 31, 2002. Excluding the effect of the special allowances taken in the quarter ended December 31, 2001 described above, net revenues declined $3.3 million from the six-month period ending December 31, 2001. This decline is also primarily a result of competitive price pressure in certain product lines.

Sales to our top five direct customers accounted for approximately 46% of net revenues in the six months ended December 31, 2002 and direct sales to two of them each accounted for more than 10% of net revenues in the same period. In the six months ended December 31, 2001, sales to our top five direct customers accounted for approximately 48% of net revenues and sales to two of them each accounted for more than 10% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of gross revenues in the six months ended December 31, 2002 and sales to our top five end-user customers accounted for approximately 42% of gross revenues in the same period. Three of our end-user customers each accounted for more than 10% of gross revenues in the six months ended December 31, 2001 and sales to our top five end-user customers accounted for approximately 50% of gross revenues in the same period.

The following table sets forth net revenues by major geography as a percentage of total net revenues for the three and six months ended December 31, 2002 and 2001.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Asia (excluding Japan)	52.2%	47.7%	53.5%	46.8%
Europe	8.0%	8.4%	8.3%	7.6%
Japan	4.2%	4.9%	3.7%	4.7%
North America	35.6%	39.0%	34.5%	40.9%

Total	100.0%	100.0%	100.0%	100.0%

In the three and six months ended December 31, 2002, as compared with the three and six months ended December 31, 2001 the increase in the percentage of our net revenues derived from sales in Asia, excluding Japan, and the decrease in the percentage derived from sales in North America were primarily driven by the ongoing shift of contract manufacturing production from North America to Asia.

Gross Profit (Loss)

Gross profit increased from a loss of $56,000 for the quarter ended December 31, 2001 to a profit of $3.3 million for the quarter ended December 31, 2002. Gross profit (loss) as a percentage of net revenues, or gross margin, increased from (0.6%) in the quarter ended December 31, 2001 to 29.5% in the quarter ended December 31, 2002. The increase in gross profit and gross margin was due to inventory write downs of $1.1 million, charges of $334,000 related to a reduction in workforce and to special allowances of $3.2 million for distributor returns and price protection that were taken in the quarter ended December 31, 2001. No inventory write downs or special allowances were taken in the current quarter although the Company did have charges of $58,000 from a reduction in force in the quarter ended December 31, 2002. Excluding the effect of these write downs, charges for reductions in force and special allowances, gross profit for the quarter ended December 31, 2002 declined by approximately $1.0 million versus the prior year and gross margin declined to 30.0% from 35.0% a year ago. These declines are primarily a result of changing mix and competitive price pressure in certain product lines. These factors were partially offset by ongoing cost reduction efforts including reduced costs from our wafer and assembly suppliers and internal programs to reduce product cost.

Gross profit increased 48.0% from $4.4 million for the six months ended December 31, 2001 to $6.5 million in the six months ended December 31, 2002. Gross margin increased from 20.0% for the six-month period ended December 31, 2001 to 29.8% for the six-month period ended December 31, 2002. These increases are for the same reasons cited in the above analysis. Excluding the effect of write downs, non-recurring charges and special allowances, gross profit for the six months ended December 31, 2002 declined by $2.1 million versus the prior year and gross margin declined to 30.0% from 34.6% a year ago. These declines are primarily a result of changing mix and competitive price pressure in certain product lines. These factors were partially offset by ongoing cost reduction efforts including reduced costs from our wafer and assembly suppliers and internal programs to reduce product cost.

Research and Development

Research and development expenses decreased 11.4% from $3.2 million in the quarter ended December 31, 2001 to $2.8 million in the quarter ended December 31, 2002, and decreased as a percentage of net revenues from 35.3% to 25.2%. The expense decrease was primarily due to legal and settlement costs in the quarter ended December 31, 2001 associated with a patent infringement suit brought by a competitor. These cost decreases were partially offset by costs associated with the development of new products. The decrease in expenses as a percentage of net revenues is primarily due to the increase in net revenues.

Research and development expenses of $5.7 million for the six months ended December 31, 2002 did not change from the amount for the six-month period ended December 31, 2001. Research and development expenses for the six months ended December 31, 2002 and 2001 were 26.0% of net revenues for each period.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet plan, the Company may implement further cost-cutting actions.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. Selling, general and administrative expenses decreased 12.1% from $3.2 million for the quarter ended December 31, 2001 to $2.8 million for the quarter ended December 31, 2002, and decreased as a percentage of net revenues from 35.5% to 25.1%. The decrease in expense was primarily due to personnel related costs associated with a reduction in force that took place in the quarter ended December 31, 2001. The decrease in expenses as a percentage of net revenues is primarily due to the increase in net revenues.

Selling, general and administrative expenses decreased 2.8% from $6.1 million in the six months ended December 31, 2001 to $6.0 million in the six months ended December 31, 2002 and decreased as a percentage of revenue from 27.8% to 27.1%. The slight decrease in expense was primarily due to the reduction in force described above partially offset by professional fees for legal and tax matters. The decrease in expenses as a percentage of net revenues is due to the percentage decline in expenses being greater than the percentage decline in net revenues.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, the Company intends to continue to focus on controlling costs until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet plan, the Company may implement further cost-cutting actions.

Restructuring Charge

In the three months ended December 31, 2002 a $1.4 million restructuring charge related to an unused leased facility was recorded. There were no other restructuring charges recorded in the six months ended December 31, 2002 or in the three or six months ended December 31, 2001.

Equity in Net Loss of Investee

Equity in net loss of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”). The Company’s allocated portion of PTI’s net losses for the three months ended December 31, 2002 and 2001 was $300,000 for both periods. For the six months ended December 31, 2002 the Company’s allocated portion of PTI’s net losses increased to a loss of $670,000 from a loss of $531,000 for the six months ended December 31, 2001 as PTI’s losses increased due to the slowdown in the China markets that PTI serves.

Interest Income

Interest income decreased slightly to $1.3 million in the three months ended December 31, 2002 from $1.4 million in the three months ended December 31, 2001. The slight decrease was due to interest rate reductions offset in part by gains on sale of investments in the three months ended December 31, 2002. Interest income for the six months ended December 31, 2002 was $2.8 million, which is the same as the amount for the six months ended December 31, 2001.

Other-Than-Temporary Decline in Investment

In the three months ended December 31, 2002 the Company wrote off a $1.1 million investment in a private company that was determined to have experienced an other-than-temporary decline in value. For the six months ended December 31, 2002 investment write-offs totaled $1.1 million. There were no investment write-offs in the three or six months ended December 31, 2001.

Provision for Income Taxes

The income tax benefit decreased from $1.9 million for the quarter ended December 31, 2001 to $1.4 million for the quarter ended December 31, 2002. The primary reason for the reduction is a $1.1 million investment write-down which decreased our effective tax rate from 46% used in the quarter ended September 30, 2002 to 40%, the rate now expected for the full fiscal year. As this is a full year rate and because 46% was used in the first quarter, the effective tax rate for the quarter ended December 31, 2002 was set at 37.3% in order to bring the year to date rate to 40%. These rates are subject to change if there are significant changes to forecasted results or additional investment write downs or other charges for which a tax benefit may or may not be realizable. Compared to the prior years’ effective tax rate of 36%, the increase to a 40% rate is the result primarily of decisions made during the quarter ended September 30, 2002 to delay certain international business infrastructure changes that were planned for the current fiscal year. This resulted in a recapture of tax deductions, thereby increasing our tax loss and effective tax rate, which is a benefit, for the current fiscal year. The provision for income taxes also differed from the federal statutory rate due to state income taxes. For the six-month periods ended December 31, 2002 and December 31, 2001 the income tax benefit was $2.2 million and $1.9 million, respectively, and the effective tax rates were 40.0% and 36.0%.

Liquidity and Capital Resources

Net cash provided by operating activities was $726,000 during the six months ended December 31, 2002 versus $3.5 million during the six months ended December 31, 2001. The decrease in net cash provided by operating activities was primarily due to an approximate $4.2 million decrease in cash generated by changes in assets and liabilities in the six months ended December 31, 2002. Net cash used in investing activities for the six months ended December 31, 2002 was $3.7 million versus $84.0 million for the six months ended December 31, 2001. The decrease in net cash used in investing activities was primarily due to an approximate $72.4 million increase in maturities of short-term investments in the six months ended December 31, 2002. The Company made capital expenditures of $908,000 during the six months ended December 31, 2002 compared with $1.4 million in the comparable period of the previous year. The Company had net purchases of short-term investments of $365,000 in the six months ended December 31, 2002 compared to net purchases of $78.5 million during the six months ended December 31, 2001.

As of December 31, 2002, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $154.2 million versus $155.8 million as of December 31, 2001. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2002, the Company has repurchased 170,000 shares at a cost of approximately $1.4 million. The Company intends to continue repurchasing shares under this program over time dependent upon price and share availability.

The Company has entered into a loan agreement with a private company. The Company has agreed to provide up to $5 million in borrowings. As of December 31, 2002 a total of $750,000 has been provided under this agreement (see Notes 5 and 11 to the condensed consolidated financial statements).

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

For over two years, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, threat of terrorism, and reduced corporate profits and capital spending. As a result of these unfavorable conditions, our new customer order rates have stabilized at a much lower level than in fiscal 2001. If these weak economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology, accelerated selling price erosion and evolving industry standards can harm our operating results.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	general conditions in the semiconductor and electronic systems industries;
•	quarter-to-quarter variations in operating results;
•	announcements of technological innovations or new products by us or our competitors; and
•	changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	general conditions in the semiconductor industry;

•	changes in our product mix;
•	a decline in the gross margins of our products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;
•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the market for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us; and
•	increased research and development expenses associated with new product introductions or process changes.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer over 700 products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

•	product performance and functionality;
•	customer acceptance;
•	competitive cost structure and pricing;
•	successful and timely completion of product development;
•	sufficient wafer fabrication capacity; and
•	achievement of acceptable manufacturing yields by our wafer suppliers.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first six months of fiscal 2003 only three other suppliers manufactured the remainder of our wafers. In fiscal 2002 and 2001, only five other suppliers manufactured the remainder of our wafers.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 48 patents covering certain aspects of our product designs and have at least 27 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Two direct customers each accounted for more than 10% of net revenues during the three months ended December 31, 2002. Sales to our top five direct customers accounted for approximately 48% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of our gross revenues in the three months ended December 31, 2002 and sales to our top five end-user customers accounted for approximately 38% of gross revenues in the same period. Two direct customers each accounted for more than 10% of net revenues during the six months ended December 31, 2002. Sales to our top five direct customers accounted for approximately 46% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of our gross revenues in the six months ended December 31, 2002 and sales to our top five end-user customers accounted for approximately 42% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 31, 2002 sales to our distributors were approximately 53% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the six months ended December 31, 2002, approximately 54% of our net revenues derived from sales in Asia excluding Japan, approximately 8% from sales in Europe and approximately 4% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

We have depended on internal growth in the past and have not made any acquisitions. As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. Future acquisitions could result in the following:

•	large one-time write-offs;
•	potentially dilutive issuances of equity securities;
•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
•	diversion of management’s attention from other business concerns; and
•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

We are not certain that we will be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we have previously had to write off all or portions of investments due to an other-than-temporary decline in value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2002, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $145.1 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2002, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on December 11, 2002 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified.
	Name of Director	Votes For	Votes Withheld
	Alex Chi-Ming Hui	22,866,468	1,498,389
	Chi-Hung (John) Hui, Ph.D.	22,931,028	1,433,829
	Hau L. Lee, Ph.D.	22,929,394	1,435,463
	Millard (Mel) Phelps	22,928,144	1,436,713
	Tay Thiam Song	22,322,235	2,042,622
	Jeffrey Young	22,323,027	2,041,830

		Votes For	Votes Against	Votes Abstained
2.	To ratify and approve the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year ending June 30, 2003.	23,624,099	735,415	7,343

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description
99.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: February 11, 2003	By:	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

Date: February 11, 2003	By:	/s/ Michael D. Craighead
Michael D. Craighead Chief Executive Officer (Chief Accounting Officer)

CERTIFICATION

I, Alex C. Hui, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

CERTIFICATION

I, Michael D. Craighead, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ Michael D. Craighead
Michael D. Craighead Chief Executive Officer (Chief Accounting Officer)