Form 10-Q/A
period 2002-12-31
PERICOM SEMICONDUCTOR CORP
filed 2003-03-06
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002 is being filed solely to correct the amount reported as “Total current liabilities” for December 31, 2002 in the Company’s balance sheets under Part I, Item 1. Due to a typographical error, the amount reported was $8,602 (in thousands); the correct amount, which is set forth in this Amendment, is $7,656 (in thousands). All other amounts, subtotals and totals in the Company’s balance sheets and all other information included in this Amendment are presented in their entirety and remain as originally reported. This Amendment continues to speak as of the date of the original filing of the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, and the Company has not updated the disclosure in this Amendment to speak as of a later date.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2002	June 30, 2002(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,124	$12,656
Short-term investments	145,083	143,156
Accounts receivable:
Trade (net of allowances of $4,192, and $4,376)	3,301	3,981
Other receivables	1,844	1,871
Inventories	8,742	9,339
Prepaid expenses and other current assets	3,600	1,298
Deferred income taxes	1,872	2,600

Total current assets	173,566	174,901
Property and equipment—net	7,495	8,608
Investment in and advances to joint venture	5,250	5,920
Goodwill	1,325	1,325
Other assets	4,286	2,991

Total	$191,922	$193,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,579	$4,544
Accrued liabilities	3,077	2,840

Total current liabilities	7,656	7,384
Deferred income taxes	639	639
Other long term liabilities	946	—
Shareholders’ equity:
Common stock, 60,000,000 shares authorized;
Shares outstanding: December 31, 25,681,341; June 30, 25,660,209	138,796	139,345
Accumulated other comprehensive gain	1,091	257
Retained earnings	42,794	46,120

Total shareholders’ equity	182,681	185,722

Total	$191,922	$193,745

(1)	Derived from the June 30, 2002 audited balance sheet included in the Company’s Annual Report on Form 10-K.

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

Pericom Semiconductor Corporation (Registrant)

Date: March 5, 2003	By:	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

Date: March 5, 2003	By:	/s/ Michael D. Craighead
Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION

I, Alex C. Hui, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

CERTIFICATION

I, Michael D. Craighead, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Michael D. Craighead
Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)