Form 10-Q
period 2003-03-31
PERICOM SEMICONDUCTOR CORP
filed 2003-05-13
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

Yes  ☒    No  ☐

As of May 2, 2003 the Registrant had outstanding 25,678,950 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	June 30, 2002(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,171	$12,656
Short-term investments	144,362	143,156
Accounts receivable:
Trade (net of allowances of $4,066, and $4,376)	2,610	3,981
Other receivables	1,996	1,871
Inventories	10,133	9,339
Prepaid expenses and other current assets	1,715	1,298
Deferred income taxes	1,839	2,600

Total current assets	169,826	174,901
Property and equipment—net	6,558	8,608
Investment in and advances to joint venture	5,081	5,920
Goodwill	1,325	1,325
Other assets	8,634	2,991

Total	$191,424	$193,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,526	$4,544
Accrued liabilities	3,422	2,840

Total current liabilities	7,948	7,384
Deferred income taxes	639	639
Other long term liabilities	784	—
Shareholders’ equity:
Common stock, 60,000,000 shares authorized;
Shares outstanding: March 31, 25,685,712; June 30, 25,660,209	138,748	139,345
Accumulated other comprehensive income	1,142	257
Retained earnings	42,163	46,120

Total shareholders’ equity	182,053	185,722

Total	$191,424	$193,745

(1)	Derived from the June 30, 2002 audited balance sheet included in the Company’s Annual Report on Form 10-K.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net revenues	$11,492	$12,546	$33,452	$34,622
Cost of revenues	8,028	7,926	23,441	25,577

Gross profit	3,464	4,620	10,011	9,045

Operating expenses:
Research and development	2,758	2,966	8,476	8,705
Selling, general and administrative	2,673	2,701	8,630	8,829
Restructuring charge	0	0	1,431	0

Total	5,431	5,667	18,537	17,534

Loss from operations	(1,967)	(1,047)	(8,526)	(8,489)
Equity in net loss of investee	(169)	(458)	(839)	(990)
Interest income	1,193	1,326	4,020	4,123
Other-than-temporary decline in investment	(1)	(1,790)	(1,142)	(1,790)

Loss before income taxes	(944)	(1,969)	(6,487)	(7,146)
Income tax benefit	(313)	(709)	(2,530)	(2,573)

Net loss	$(631)	$(1,260)	$(3,957)	$(4,573)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.15)	$(0.18)

Shares used in computing basic and diluted loss per share	25,717	25,394	25,726	25,275

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,957)	$(4,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,975	3,080
Other-than-temporary decline in investment	1,142	1,790
Gain on sale of assets	(21)	—
Equity in net loss of investee	839	990
Changes in assets and liabilities:
Accounts receivable	1,246	4,447
Inventories	(794)	4,540
Prepaid expenses and other current assets	(417)	335
Accounts payable	(18)	(709)
Accrued current and long term liabilities	1,366	(3,071)

Net cash provided by operating activities	2,361	6,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,101)	(1,738)
Proceeds from sale of property and equipment	101	—
Purchase of short-term investments	(150,598)	(192,522)
Maturities of short-term investments	151,038	114,927
Increase in other assets	(6,689)	(4,470)

Net cash used in investing activities	(7,249)	(83,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,180	1,639
Repurchase of common stock	(1,777)	—

Net cash provided by (used in) financing activities	(597)	1,639

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,485)	(75,335)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,656	89,076

End of period	$7,171	$13,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$2,120	$(37)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2003, the results of operations for the three and nine-month periods ended March 31, 2003 and 2002 and cash flows for the nine months ended March 31, 2003 and 2002. This unaudited quarterly and nine-month information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. The Company’s fiscal year 2002 ended on June 29, 2002. The three and nine-month periods in fiscal years 2003 and 2002 ended on March 29, 2003 and March 30, 2002, respectively, and each period included thirteen and thirty-nine weeks, respectively. Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

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

Basic and diluted loss per share for the three and nine-month periods ended March 31, 2003 and 2002 are computed as follows (in thousands, except for per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(631)	$(1,260)	$(3,957)	$(4,573)

Computation of common shares outstanding—basic loss per share:
Weighted average shares of common stock	25,717	25,394	25,726	25,275

Shares used in computing basic loss per share	25,717	25,394	25,726	25,275

Basic loss per share	$(0.02)	$(0.05)	$(0.15)	$(0.18)

Computation of common shares outstanding—diluted loss per share:
Weighted average shares of common stock	25,717	25,394	25,726	25,275
Dilutive options using the treasury stock method	—	—	—	—

Shares used in computing diluted loss per share	25,717	25,394	25,726	25,275

Diluted loss per share	$(0.02)	$(0.05)	$(0.15)	$(0.18)

For the three and nine-month periods ended March 31, 2003, options to purchase 5,238,258 shares of common stock were not included in the computation of diluted net loss per share because the Company had net losses for those periods and those options would be anti-dilutive. For the three and nine-month periods ended March 31, 2002, options to purchase 5,289,650 shares of common stock were not included in the computation of diluted net loss per share because the Company had net losses for those periods and those options would be anti-dilutive.

3.    Inventories

Inventories consist of (in thousands):

	March 31, 2003	June 30, 2002
Raw materials	$2,228	$2,523
Work in process	3,083	3,921
Finished goods	4,822	2,895

	$10,133	$9,339

4.    Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2003	June 30, 2002
Accrued compensation	$1,375	$1,132
External sales representative commissions	694	727
Restructuring accrual	647	197
Other accrued expenses	706	784

	$3,422	$2,840

5.    Other Investments

The Company has investments in certain privately held companies, which it accounts for under the cost method. In the three months ended March 31, 2003, the Company invested an additional $4.3 million. The carrying amount of such investments was approximately $8.2 million and $2.7 million at March 31, 2003 and June 30, 2002, respectively, and these amounts are recorded in other assets.

One of these investments is a loan agreement the Company has entered into with a private company. The Company has agreed to provide up to $8.2 million in borrowings. The loan bears interest of 8%. This rate will be adjusted upward uniformly with changes in the prime rate but will not be reduced. The loan is secured by physical and intangible assets of the private company as well as a product and technology license agreement. In addition, the Company entered into a purchase option agreement whereby the Company may acquire certain assets and assume certain liabilities of this private company for the amounts previously provided under the loan agreement. As of March 31, 2003, a total of $4.9 million has been loaned.

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

During the quarter ended December 31, 2002, the Company recorded an additional restructuring charge of $1.4 million related to this facility. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The Company received notice that the sublessee would move from this facility and the Company estimates that it will not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to the continued depression in the Company’s business, the Company has determined that this portion of the facility will not be utilized over the remaining lease term.

The following table sets forth the activity of the restructuring accrual as of March 31, 2003 (in thousands):

Balance at June 30, 2002	$197
Payments	(197)
Restructuring charge recorded in fiscal 2003	1,431

Balance at March 31, 2003	$1,431

The Company has classified $784,000 of this accrual in other long-term liabilities and $647,000 in current accrued liabilities in the accompanying balance sheet.

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

8.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine-month periods ended March 31, 2003 and 2002, comprehensive income, which was comprised of the Company’s net loss for the periods and changes in cumulative unrealized gain/(loss) on short-term investments net of tax was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(631)	$(1,260)	$(3,957)	$(4,573)
Unrealized gain/(loss) on investment	51	(631)	885	(1,101)

Comprehensive loss	$(580)	$(1,891)	$(3,072)	$(5,674)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Since the Company does not have any guarantee obligations, the Company has determined that this pronouncement does not have an effect on the Company’s financial position, results of operations or cash flows.

10.    Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. The Company purchased 49,500 shares at a total cost of approximately $400,000 in the quarter ended March 31, 2003. The Company has purchased a total of 219,500 shares at a total cost of approximately $1.8 million as of March 31, 2003.

11.    Pro Forma Net Loss and Loss Per Share

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, 2000 Employee Stock Purchase Plan, and 1997 Employee Stock Purchase Plan, for the three and nine month periods ended March 21, 2003 and March 31, 2002, the Company’s pro forma net loss and loss per share would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(631)	$(1,260)	$(3,957)	$(4,573)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,534)	(1,864)	(4,803)	(5,782)

Pro forma net loss	$(2,165)	$(3,124)	$(8,760)	$(10,355)

Loss per share:
Basic and diluted loss per share, as reported	$(0.02)	$(0.05)	$(0.15)	$(0.18)

Basic and diluted loss per share, pro forma	$(0.08)	$(0.12)	$(0.34)	$(0.41)

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

Revenue Recognition.    We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 60% of our sales are to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

Investments.    As required by SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in fiscal 2002, we ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2002, and we will continue to evaluate such goodwill at least annually.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.9%	63.2%	70.1%	73.9%

Gross profit	30.1%	36.8%	29.9%	26.1%

Operating expenses:
Research and development	24.0%	23.6%	25.3%	25.1%
Selling, general and administrative	23.3%	21.6%	25.8%	25.5%
Restructuring charge	—	—	4.3%	—

Total	47.3%	45.2%	55.4%	50.6%

Loss from operations	(17.2)%	(8.4)%	(25.5)%	(24.5)%
Equity in net loss of investee	(1.5)%	(3.7)%	(2.5)%	(2.9)%
Interest income	10.4%	10.6%	12.0%	11.9%
Other-than-temporary decline in investment	(0.0)%	(14.2)%	(3.4)%	(5.1)%

Loss before income taxes	(8.3)%	(15.7)%	(19.4)%	(20.6)%
Income tax benefit	(2.7)%	(5.7)%	(7.6)%	(7.4)%

Net loss	(5.6)%	(10.0)%	(11.8)%	(13.2)%

Net Revenues

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Net revenues	$11,492	$12,546	(8.4)%	$33,452	$34,622	(3.4)%
Percentage of net sales accounted for by top 5 direct customers (1)	48.1%	44.0%		45.7%	45.8%
Number of direct customers that each account for more than 10% of net sales	3	1		2	1
Percentage of gross sales accounted for by top 5 end customers (2)	37.3%	51.7%		40.2%	49.8%
Number of end customers that each account for more than 10% of gross sales	0	3		2	3

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that purchase directly from the Company.

(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct customers.

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The decline in revenues for the quarter and nine months ended March 31, 2003 as compared with the same periods in the prior year is primarily attributable to erosion of average selling prices caused by an extremely competitive pricing environment because of ongoing reduced business levels. In the nine-month period ending March 31, 2002 the Company recorded special allowances totaling $3.2 million for distributor returns and price protection. Excluding these special allowances, net revenue for the nine-month period would have declined $4.4 million, or 11.6%.

The following table sets forth net revenues by geographic area as a percentage of total net revenues for the three and nine months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Asia (excluding Japan)	53.3%	47.2%	53.4%	46.9%
Europe	9.4%	11.6%	8.7%	8.9%
Japan	5.0%	4.4%	4.1%	4.6%
North America	32.3%	36.8%	33.8%	39.6%

Total	100.0%	100.0%	100.0%	100.0%

In the three and nine months ended March 31, 2003, as compared with the three and nine months ended March 31, 2002, respectively, the percentage of our net revenues derived from sales in Asia, excluding Japan, increased and the percentage derived from sales in North America decreased. These changes were primarily driven by the ongoing shift of contract manufacturing production from North America to Asia.

Gross Profit

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Net revenues	$11,492	$12,546	(8.4)%	$33,452	$34,622	(3.4)%
Gross profit	3,464	4,620	(25.0)%	10,011	9,045	10.7%
Gross profit as a percentage of net revenues	30.1%	36.8%		29.9%	26.1%

The decline in gross profit in the three months ended March 31, 2003, as compared with the same period in the prior year was due to reduced sales and reduced gross profit as a percentage of net revenue (gross margin). The reduction in gross margin was due to declines in average selling prices as well as change in mix of certain product lines. The increase in gross profit and gross margin in the nine months ended March 31, 2003, as compared to the same period in the prior year is due to inventory write downs of $1.1 million, charges of $48,000 related to a reduction in workforce and to special allowances of $3.2 million for distributor returns and price protection that were taken in the quarter ended December 31, 2001. Excluding the effect of these charges, gross profit for the nine-month periods would have declined $3.3 million or 25.1% for the same reasons cited above.

For both the three and nine month periods ended March 31, 2003, the factors causing the decline in gross profit were partially offset by ongoing cost reduction efforts including reduced costs from our wafer and assembly suppliers, migration of certain operations to low-cost offshore suppliers, and internal programs to reduce product cost.

Research and Development

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Net revenues	$11,492	$12,546	(8.4)%	$33,452	$34,622	(3.4)%
Research and development	2,758	2,966	(7.0)%	8,476	8,705	(2.6)%
R&D as a percentage of net revenues	24.0%	23.6%		25.3%	25.1%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense decrease in the three months ended March 31, 2003 as compared to the same period in the previous year was primarily due to improved first-time design success which reduces nonrecurring engineering cost and other internal cost control measures. In addition, the expense decrease in the nine months ended March 31, 2003 as compared to the same period in the previous year was due to legal and settlement costs in the quarter ended December 31, 2001 associated with a patent infringement suit brought by a competitor. These cost decreases were partially offset by costs associated with the development of new products.

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

Selling, General and Administrative

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Net revenues	$11,492	$12,546	(8.4)%	$33,452	$34,622	(3.4)%
Selling, general and administrative	2,673	2,701	(1.0)%	8,630	8,829	(2.3)%
S,G&A as a percentage of net revenues	23.3%	21.5%		25.8%	25.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense decrease in the three months ended March 31, 2003 as compared to the same period in the prior year was primarily due to reduced personnel costs due to a reduction in workforce, offset in part by routine fluctuations in normal expenses. The expense decrease in the nine months ended March 31, 2003 as compared to the same period in the prior year was primarily due to reduced personnel related costs associated with a reduction in workforce that was partially offset by professional fees for legal and tax matters.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, the Company intends to continue to focus on controlling costs until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our goals, the Company may implement further cost-cutting actions.

Restructuring Charge

In the nine months ended March 31, 2003 a $1.4 million restructuring charge related to an unused leased facility was recorded. There were no other restructuring charges recorded in the three months ended March 31, 2003 or in the three or nine months ended March 31, 2002.

Equity in Net Loss of Investee

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Equity in net loss of investee	$(169)	$(458)	(63.1)%	$(839)	$(990)	(15.3)%

Equity in net loss of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”). The Company’s allocated portion of PTI’s net losses for the three and nine months ended March 31, 2003 as compared with the three and nine months ended March 31, 2002, respectively, decreased as PTI’s losses decreased due to improving conditions in the China markets that PTI serves and increasing market acceptance of PTI’s new product offerings.

Interest Income

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Interest income	$1,193	$1,326	(10.0)%	$4,020	$4,123	(2.5)%

The decrease in interest income for the three and nine months ended March 31, 2003 as compared to the three and nine months ended March 31, 2002, respectively, was due to interest rate reductions offset in part by gains on sale of investments.

Other-Than-Temporary Decline in Investment

For the nine months ended March 31, 2003 investment write-offs totaled $1.1 million. In the quarter ended March 31, 2002 we wrote off a debt security investment and accrued interest receivable totaling approximately $1.8 million that related to a bridge loan that we made to a start up technology company.

Provision for Income Taxes

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002		2003	2002
Pre-tax loss	$(944)	$(1,969)	(52.1)%	$(6,487)	$(7,146)	(9.2)%
Income tax benefit	(313)	(709)	(55.9)%	(2,530)	(2,573)	(1.7)%
Effective tax rate	33.2%	36.0%		39.0%	36.0%

Our effective tax rate, which is a benefit, for the full fiscal year has been reduced from 40% to 39%. The primary reason for the change is the projected improvements in the results of our PTI subsidiary, and provision adjustments associated with the completion of our fiscal 2002 tax returns. Because a 40% rate was used through the quarter ended December 31, 2002, the 33% effective tax rate used in the quarter ended March 31, 2003 includes an adjustment for the first half of the fiscal year. Although 39% is projected to be our full year tax rate, this rate is subject to change if there are significant changes to forecasted results or additional investment write downs or other charges for which a tax benefit may or may not be realizable.

Liquidity and Capital Resources

	Nine Months Ended March 31,		% Change
(In thousands)	2003	2002
Net cash provided by operating activities	$2,361	$6,829	(65.4)%
Net cash used in investing activities	7,249	83,803	(91.3)%
Net cash provided by (used in) financing activities	(597)	1,639	(136.4)%

The decrease in net cash provided by operating activities in the nine months ended March 31, 2003 as compared with the nine months ended March 31, 2002 was primarily due to an approximate $4.2 million decrease in cash generated by changes in assets and liabilities. The decrease in net cash used in investing activities in the nine months ended March 31, 2003 as compared with the same period in the prior year was primarily due to the transfer of funds from cash and equivalents to short-term investments in the nine months ended March 31, 2002. The decrease in net cash provided by financing activities in the nine months ended March 31, 2003 as compared with the same period in the prior year was primarily due to stock repurchases in the current period.

As of March 31, 2003, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $151.5 million as compared with $155.8 million as of June 30, 2002. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2003, the Company has repurchased 219,500 shares at a cost of approximately $1.8 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

The Company has entered into a loan agreement with a private company. The Company has agreed to provide up to $8.2 million in borrowings. As of March 31, 2003 a total of $4.9 million has been provided under this agreement (see Note 5 to our condensed consolidated financial statements included with this quarterly report).

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

Historically, selling prices in the semiconductor industry generally, as well as for our products, have decreased significantly over the life of each product. We expect that selling prices for our existing products will continue to decline over time and that average selling prices for our new products will decline significantly over the lives of those products. Declines in selling prices for our products, if not offset by reductions in the costs of producing these products or by sales of new products with higher gross margins, would reduce our overall gross margins and could seriously harm our business.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first nine months of fiscal 2003 only three other suppliers manufactured the remainder of our wafers. In fiscal 2002 and 2001, only five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. We have been notified by Chartered that they will be shutting down one of their production facilities in March 2004 that is used to manufacture our products and we will be transitioning our products to a different facility. This is a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products by Chartered to another facility subjects us to the above listed risks as well as potential yield or other production issues which could arise as a result of the change.

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

Further, the spread of the Severe Acute Respiratory Syndrome (SARS) virus and the extent of local preventative measures could affect the production capabilities of our manufacturers, all of which are located in Asia. If this or any factor hinders our ability to obtain products from our manufacturers in a timely basis, there could be significant disruption in our business.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 54 patents covering certain aspects of our product designs and have at least 26 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Three direct customers each accounted for more than 10% of net revenues during the three months ended March 31, 2003. Sales to our top five direct customers accounted for approximately 48% of net revenues in the same period. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended March 31, 2003 and sales to our top five end-user customers accounted for approximately 37% of gross revenues in the same period. Two direct customers each accounted for more than 10% of net revenues during the nine months ended March 31, 2003. Sales to our top five direct customers accounted for approximately 46% of net revenues in the same period. Two of our end-user customers each accounted for more than 10% of our gross revenues in the nine months ended March 31, 2003 and sales to our top five end-user customers accounted for approximately 40% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 31, 2003 sales to our distributors were approximately 57% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the nine months ended March 31, 2003, approximately 53% of our net revenues derived from sales in Asia excluding Japan, approximately 9% from sales in Europe and approximately 4% from sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2003, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $144.4 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2003, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description
99.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

1)	On April 22, 2003, Pericom filed a report on Form 8-K regarding the quarterly results press release issued the same day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: May 13, 2003	By:	/S/ ALEX C. HUI

Alex C. Hui Chief Executive Officer

Date: May 13, 2003	By:	/S/ MICHAEL D. CRAIGHEAD

Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION

I, Alex C. Hui, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/S/ ALEX C. HUI

Alex C. Hui Chief Executive Officer

CERTIFICATION

I, Michael D. Craighead, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pericom Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/S/ MICHAEL D. CRAIGHEAD

Michael D. Craighead Chief Financial Officer