Form 10-K
period 2003-06-28
PERICOM SEMICONDUCTOR CORP
filed 2003-09-26
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003.

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

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 23, 2003 as reported by the Nasdaq National Market was approximately $247,973,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 23, 2003 the Registrant had outstanding 25,865,793 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 17, 2003, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

Pericom Semiconductor Corporation

Form 10-K for the Year Ended June 28, 2003

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

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to four developed and growing product lines—SiliconSwitch™, SiliconInterface™ Logic, SiliconClock™ and SiliconConnect™—aimed at providing an increasing breadth of interface IC solutions to our current and target customers. We have a comprehensive portfolio of products including 77 new products that were introduced during fiscal year 2003. Our worldwide customers include leading OEMs, contract manufacturers and distributors.

Our website address is http://www.pericom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the proxy statement for our annual meeting of shareholders are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission.

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

With processing power continuing to double every 18 months (Moore’s law) the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. We have developed solutions with market leaders to support higher speed processor-memory interfacing to support the Double Data Rate (“DDR” and “DDR II”) SDRAM, both on the system motherboard and memory modules.

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

THE PERICOM STRATEGY

We are a leading supplier of high-performance interface ICs. While our products address a wide spectrum of applications, we have focused our resources on solving bandwidth and interoperability bottlenecks in customers’ systems using our high performance interface technology. With processing power doubling every 18 months historically, the speed at which microprocessors can access memory becomes the bandwidth constraint in high speed computing. We have developed solutions with Intel, IBM and other market leaders to support higher-speed processor-memory interfacing, which support the latest memory standards, on both the system motherboard and the memory modules. In server applications, we support higher system bandwidth through the use of high frequency clock products, which provide timing signals to synchronize data transfer, and bus switches that isolate a system’s memory modules from the bus when they are not being addressed.

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

Market Focus. Our market strategy is to focus on the high-growth, high-performance segments of the computing, networking and telecommunications markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, computer servers, local area network (LAN), and wide area network (WAN), switches, routers and hubs and multi-function office peripherals such as printers and copiers. Our customers and end-users of our products include a number of leading OEMs in each market:

•	Notebook market: Acer, Apple, HP/Compaq, Dell, Fujitsu, IBM and Toshiba

•	Telecommunications equipment market: Huawei, Lucent, Motorola, Samsung and ZTE

•	PC Server market: HP/Compaq, Dell, Intel, IBM and Sun

•	Network equipment market: Cisco, HP, Lucent and Nortel

•	Printer and copier market: Canon, HP, Lexmark, Sharp and Xerox

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

Technology Focus. Our technology strategy is to maintain a leading position in the development of new, higher-performance interface ICs by continuing to design additional core cells that address the more challenging problems of signal interface as electronic systems become faster and require lower power and voltages. Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We are working closely with our wafer suppliers to incorporate their advanced CMOS process technologies to improve our ability to introduce next generation products expeditiously. We are continuing to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

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

Digital Switches. We offer a family of digital switches in 8-, 16- and 32-bit densities that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (less than 1 microamp) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots, and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have two families of 3.3-volt switches offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2003.

Analog Switches. We offer a family of analog switches for low-voltage (2- to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, we introduced a new set of 5-vold Low R-on 1 Ohm switches in tiny SOT-23, So-7 and new 6-pin and 12-pin ultra small TDFN packages. To complement this low-voltage family we also offer a higher voltage (17-volt) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control.

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

5-Volt Interface Logic. Our high-speed 5-volt interface logic products in 8- and 16-bit configurations address specific system applications, including a “Quiet Series” family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a “Balanced Drive” family with series resistors at output drivers to reduce switching noise in high-performance computers. We continue to provide a complete portfolio of 5-volt FCT logic products that supports many legacy data communications and telecommunications switch platforms.

3.3-Volt Interface Logic. To support the trend toward lower system voltages for higher silicon integration, from 8-Bit to 32-Bits, system performance and power savings we offer five families of 3.3-volt interface logic to address a range of performance and cost requirements with very low power consumption. As the industry continues to migrate to 3.3-volt interface, we continued to enhance and expand our 3.3-volt logic product portfolio with the introduction of a new 16-bit logic family called LVTC targeted to replace power hungry LVT BiCMOS logic in the Telecom market place. Our ASIC design methodology and existing cell based designs contribute to our rapid product development in this area.

2.5-Volt Interface Logic. Our 2.5-volt product families include three new logic families to address 2.5- and 1.8-volt operation. We have a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We have met this challenge in 2003 by introducing new logic functions that support next generation DDR I-333 and DDR I-400 register products that meet the demands of current and next generation DDR I memory module applications associated with the PC & Server markets.

SOTiny Gates. To address the growing needs of the marketplace requirements of sourcing single and dual gate logic solutions, we expanded our SOTiny gate families to include 5V TTL translators. These products operate from 1.65v to 5v to address the interface needs associated in many applications. We continue to tap into new product markets in the areas of communication, PC peripherals, and consumer digital systems.

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

Through our SiliconClock™ product line, we offer a broad range of general-purpose solutions including voltage control crystal oscillators (VCXO), clock buffers, zero-delay clock drivers and frequency synthesizer products for a wide range of microprocessor systems, as well as a number of ASSP timing products for laser printers, registered memory modules, storage area networks, servers, networking, and set-top box applications.

Clock Buffers and Zero-Delay Clock Drivers. Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. For systems that require higher performance, we are developing differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt, 3.3-volt, 2.5-volt and 1.8-volt zero-delay clock drivers offer frequencies of up to 270 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Timing products to support the emerging double date rate (DDR) and DDR II memory technologies are available today.

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

Programmable Clocks. In large computing and communications systems customers need to provide precise timing across large printed circuit boards, or PCBs. At the very high frequencies used today these large PCB traces can result in significant timing delays and matching these delays (or timing skew) can be a significant challenge for the system designer. We have responded to this challenge with a family of programmable skew clock products.

SiliconConnect™

SiliconConnect™ is our newest product line and offers the highest level of complexity and integration among our products. It consists of our LVDS family of high-speed differential drivers, receivers, and transceivers, PCI Bridges, and our first SERDES product.

To support higher system bandwidth at acceptable noise and power levels customers are increasingly moving to serial rather than parallel architectures and using differential signaling to reduce noise and EMI. We continue to refine our LVDS product families by offering a comprehensive portfolio of drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This new low-voltage differential signaling, or LVDS, standard offers a number of improvements over the older emitter-coupled logic, or ECL, and pseudo emitter-coupled logic, or PECL, in applications requiring lower power consumption and noise. Pericom’s LVDS family is approximately 50 products today.

In 2003 we expanded our PCI Bridge product portfolio by introducing 3 Intel compatible devices to the market. These devices complement our current proprietary enhanced 3-port bridge device. Design activity and initial revenues have been promising for these high margin products. We also continued to invest in developing advanced devices including our PCI-X Bridge device, which is in development and, along with customer specific and performance enhanced versions. Bridge devices are used in industrial PCs and certain other computers; on RAID and Fibre Channel cards in the Storage Area Network space; Multi-channel Ethernet NICs; and routers and switches.

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

CUSTOMERS

The following is a list of some of our customers and end-users:

Computer	Telecommunications	Networking Equipment
Apple	Huawei	Cisco
Asustek	LGE	Lucent
Compal	Motorola
Dell	Samsung
Fujitsu	ZTE
Hitachi
Hewlett Packard / Compaq		Contract Manufacturing
IBM		Celestica
Intel	OEMs & Peripherals	Foxconn
Inventec	Hewlett Packard / Compaq	Jabil Circuit
Legacy	Lexmark	Sanmina/SCI
Micron	Philips / Grundig	Solectron
NEC	Seagate
Quanta	Xerox
Smart Modular
Toshiba

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2003, our direct sales to Solectron, a global contract manufacturer, and Techmosa, an international distributor, each accounted for approximately 12% of net revenues and direct sales to our top five customers accounted for approximately 45% of net revenues. In fiscal 2003, one end user customer, Compaq Computer, accounted for 11% of gross revenues less returns and sales to our top five end user customers accounted for 39% of gross revenues less returns. In fiscal 2002, our direct sales to Techmosa accounted for approximately 14% of net revenues and direct sales to our top five customers accounted for approximately 44% of net revenues. In fiscal 2002, three end-user customers each accounted for more than 10% of gross revenues less returns. Dell Computer, Compaq Computer, and Cisco Systems accounted for 15%, 12% and 11% of gross revenues less returns, respectively, and sales to our top five end-user customers were approximately 50% of gross revenues less returns. In fiscal 2001, our direct sales to Techmosa accounted for approximately 10% of net revenues, and direct sales to our top five customers accounted for approximately 36% of net revenues. In fiscal 2001 one end-user customer, Cisco Systems, accounted for approximately 12% of gross revenues less returns and sales to our top five end-user customers were approximately 39% of gross revenues less returns. See “ Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.”

Contract manufacturers have become important customers for us as systems designers in our target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors’ ICs are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 61 U.S. patents and have at least 26 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.8-, 0.6-, 0.5-, 0.35- and 0.25-micron CMOS process technologies and are currently developing new products using 0.18-micron technology. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 59% of our net revenues in fiscal 2003, 54% of our net revenues in fiscal 2002 and 54% of our net revenues in fiscal 2001. The percentage increase from fiscal 2002 to fiscal 2003 was largely due to the transition of business to the international distribution channel. Our major distributors in the United States include All American Semiconductor, Arrow Electronics, Inc. Bell Microproducts, Future

Electronics and Nu Horizons Electronics. Our major international distributors include Chinatronics (Hong Kong), Desner Electronics (Singapore), EPCO Technology Co., Ltd. (Taiwan), Internix (Japan), MCM (Japan) and Techmosa (Taiwan).

We have five regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Japan and the United Kingdom. International sales comprised approximately 68% of our net revenues in fiscal 2003, approximately 67% of our net revenues in fiscal 2002, and approximately 49% of our net revenues in fiscal 2001. We also support field sales design-in and training activities with application engineers. Most marketing and all product management personnel are located at our corporate headquarters in San Jose, California. We also have marketing personnel located in Taiwan.

We focus our marketing efforts on market knowledge, product definition, new product introduction, product marketing and advertising. We use advertising both domestically and internationally to market our products independently and in cooperation with our distributors. Pericom product information is available on our web site, which contains overview presentations, technical information on our products, and offers design modeling/applications support plus sample-request capabilities online. We also publish and circulate technical briefs relating to our products and their applications.

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales via these customers to OEMs. In addition, we use programs such as EDI, bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

MANUFACTURING

We have adopted a fabless manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with whom we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation and Hynix Semiconductor America, Inc. We have also used New Japan Radio Corporation and Austria Mikro Systeme GmbH as foundries. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We primarily rely on foreign subcontractors for the assembly of our products and, to a lesser extent, for the testing and packaging of our finished products. Some of these subcontractors are our single source supplier for certain new packages. We perform some testing and packaging of our finished products in our in-house manufacturing facility.

COMPETITION

The semiconductor industry is intensely competitive. Significant competitive factors in the market for high-performance ICs include the following:

•	product features and performance;

•	price;

•	product quality;

•	success in developing new products;

•	timing of new product introductions;

•	general market and economic conditions;

•	adequate wafer fabrication capacity and sources of raw materials;

•	efficiency of production; and

•	ability to protect intellectual property rights and proprietary information.

Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp. Maxim Integrated Products, Inc., Philips and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have design centers located in San Jose, California, Hong Kong, and Taiwan. Research and development expenses were $11.3 million in fiscal 2003, $11.7 million in fiscal 2002 and $11.0 million in fiscal 2001. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 61 patents covering certain aspects of our product designs and have at least 26 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2003, we had 215 full-time employees (4 are temporary employees) and 1 part-time employee, including 39 in sales, marketing and customer support, 71 in manufacturing, assembly and testing, 81 in engineering and quality assurance and 25 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on From 10-K, quarterly reports on Form 10-Q, current reports on From 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements. We make available on our website at http://www.pericom.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.

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

Over the past several years, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, we continue to experience reduced new customer order rates. If these economic conditions in the United States continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

Downturns in the semiconductor industry, rapidly changing technology and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards. The semiconductor industry continued to be in such a downturn period throughout 2003. Our operating results have been harmed by excess supply in the semiconductor industry. Accordingly, we may in the future experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

Intense competition in the semiconductor industry may reduce the demand for our products or the prices of our products, which could reduce our revenues.

The semiconductor industry is intensely competitive. Our competitors include Cypress Semiconductor Corporation, Fairchild Semiconductor Corporation, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Philips and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future. A wide variety of factors affect our operating results. These factors include the following:

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products due to price declines or cost increases;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

In fiscal 2003, 2002 and 2001 we purchased approximately 72%, 68% and 59%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. In fiscal 2003, only three other suppliers manufactured the remainder of our wafers. In fiscal 2002 and 2001, five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our pending acquisition of Saronix and other potential future acquisitions may not be successful because we have not made acquisitions in the past.

We have entered into a definitive purchase option agreement to acquire certain assets and certain liabilities of Saronix LLC, a private frequency timing products company, subject to the completion of due diligence and customary closing conditions. The purchase price is expected to be under $10 million, much of which has been advanced to Saronix in the form of convertible secured loans. On September 24, 2003, we exercised this option to acquire certain assets and certain liabilities of Saronix LLC. We anticipate that this acquisition will be completed on October 1, 2003, but there can be no assurance that it will be completed on that date.

The Saronix acquisition will be our first acquisition. In the past, we have depended on internal growth and not made any acquisitions.

The Saronix acquisition and other potential future acquisitions could result in the following:

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

We are not certain that we will be able to successfully integrate the Saronix business or any other businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business.

As part of our business strategy, we expect to seek other acquisition prospects, in addition to Saronix, that would complement our existing product offerings, improve market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we previously made a bridge loan investment in a start up, high technology company, and we subsequently had to write off this loan in light of the financial condition of that company.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 61 patents covering certain aspects of our product designs and have at least 26 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all. See Item 3, “Legal Proceedings”.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. Solectron, a global contract manufacturer and Techmosa, an international distributor that in turn ships to many end users, each accounted for approximately 12% of net revenues during fiscal 2003. Sales to our top five direct customers accounted for approximately 45% of net revenues in fiscal 2003. Of our end-user customers, Compaq Computer accounted for approximately 11% of gross revenues less returns during fiscal 2003. Sales to our top five end-user customers accounted for approximately 39% of gross revenues less returns in fiscal 2003.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue selling our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2003, sales to domestic and international distributors represented approximately 59% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal 2003, approximately 60% of our net revenues derived from sales in Asia and approximately 8% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

We lease approximately 66,300 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. Approximately 53,400 square feet of this facility is leased through July 2004, with renewal options. The remaining 12,900 square feet of this space is leased through May, 2005, with renewal options and is unoccupied. In fiscal 2001 and 2003 there were restructuring charges of $522,000 and $1,431,000, respectively, related to this unused leased facility. We also have North American sales offices located in California, Texas, Illinois, and North Carolina as well as International sales offices in Taiwan, Korea, Japan, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2004.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various routine claims and legal proceedings that arise in the ordinary course of business. The Company is presently not subject to any legal proceedings that could have a material impact on its business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

The Common Stock of the Company began trading publicly on the Nasdaq National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company’s operations. The following table sets forth for the periods indicated the high and low closing prices of the Common Stock on the Nasdaq National Market. As of June 30, 2003 there were approximately 4,600 holders of record of the Company’s Common Stock. During fiscal year 2003, the Company did not sell any unregistered securities.

	High	Low
Fiscal year ended June 30, 2002:
First Quarter	18.88	12.00
Second Quarter	17.03	12.30
Third Quarter	16.20	10.80
Fourth Quarter	15.27	10.58
Fiscal year ended June 30, 2003:
First Quarter	11.48	8.14
Second Quarter	10.20	6.30
Third Quarter	9.20	7.33
Fourth Quarter	10.05	7.50

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

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. As of September 4, 2003, the Company had repurchased 274,500 shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Operations Data for each of the years in the three-year period ended June 30, 2003 and the Balance Sheet Data as of June 30, 2003 and 2002 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Operations Data for the years ended June 30, 2000, and 1999 and the Balance Sheet Data as of June 30, 2001, 2000 and 1999 are derived from audited financial statements not included herein. The Company’s fiscal years have been shown as ending on June 30. Fiscal years 2003, 2002, 2001, 2000 and 1999 ended on June 28, 2003, June 29, 2002, June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$44,958	$47,589	$108,313	$90,977	$59,797
Cost of revenues	31,468	33,871	62,388	52,540	35,484

Gross profit	13,490	13,718	45,925	38,437	24,313
Operating expenses:
Research and development	11,347	11,663	10,993	8,118	5,976
Selling, general and administrative	11,283	11,778	15,150	12,449	9,175
Restructuring charge	1,431	—	522	—	—

Total operating expenses	24,061	23,441	26,665	20,567	15,151

Income (loss) from operations	(10,571)	(9,723)	19,260	17,870	9,162
Other income, net	3,477	1,494	7,888	3,263	1,098

Income (loss) before income taxes	(7,094)	(8,229)	27,148	21,133	10,260
Income tax provision (benefit)	(2,767)	(2,962)	9,789	7,918	3,488

Net income (loss)	$(4,327)	$(5,267)	$17,359	$13,215	$6,772

Basic earnings (loss) per share	$(0.17)	$(0.21)	$0.70	$0.63	$0.36

Diluted earnings (loss) per share	$(0.17)	$(0.21)	$0.64	$0.56	$0.33

Shares used in computing basic earnings (loss) per share (1)	25,721	25,339	24,914	20,906	18,790

Shares used in computing diluted earnings (loss) per share (1)	25,721	25,339	27,242	23,578	20,558

	As of June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$158,662	$167,517	$168,066	$153,273	$37,642
Total assets	190,237	193,745	196,427	180,366	55,925
Shareholders’ equity	182,323	185,722	187,190	164,772	46,380

(1)	See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 59% of our sales are to distributors. We have agreements for price adjustment and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We record charges for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Actual market conditions in the volatile semiconductor markets that we serve may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

INVESTMENTS. Pericom adopted SFAS No. 142, Goodwill and Other Intangible Assets, for its fiscal year beginning July 1. 2001. Accordingly, we ceased amortizing goodwill with a net carrying value of $1,323,000 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2003, and we will continue to evaluate such goodwill at least annually.

We also made other investments in fiscal 2003 including bridge loans convertible to equity as well as direct equity investments. These investments are included in other long-term assets in our balance sheet and are carried at the lower of cost, or market if the investment has experienced an other than temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

OVERVIEW

Pericom Semiconductor Corporation was incorporated in June 1990. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. Since then we have expanded our product offering by introducing the following products, among others:

•	In fiscal 1994, 3.3-volt 16-bit logic circuits and 8-bit digital switches;

•	in fiscal 1995, clock generators, 3.3-volt clock synthesizers and buffers, and high-speed interface products for the networking industry in fiscal 1995;

•	in fiscal 1996, 32-bit logic, 16-bit digital switches and Pentium, 56K modem and laser printer clock synthesizers;

•	in fiscal 1997, an analog switch family, mixed-voltage logic and a family of clock generators;

•	in fiscal 1998, a family of advanced 3.3-volt CMOS logic; timing devices for Pentium and Pentium II mobile computers; a complete solution for the PC100 memory module standard; and a 3.3-volt bus switch family offering the fastest bus switches on the market;

•	in fiscal 1999, three families of 2.5-volt zero-delay clock drivers for the networking and telecommunications markets; a family of application-specific bus switches and integrated clock generators to support the latest Intel processors and a complete interface solution for the PC133 memory module standard;

•	in fiscal 2000, a crossbar switch for backplane applications like server clusters, networking, industrial computing and Storage Area Networks; a family of drivers, receivers, and transceivers supporting the “Low Voltage Differential Signaling” interface standard; the “SuperClock” programmable skew timing product family targeting networking, telecommunications and Storage Area Network applications; a complete interface solution for the new double data rate (DDR) SDRAM memory standard; a family of LVDS cross-point switches to route signals in OC12 networks; and the AVC+ family of high speed interface logic;

•	in fiscal 2001, a 2.5 volt switch products and complementary complete timing interface solution for use in Double Data Rate (DDR) synchronous DRAM modules; LVDS products for the networking market including both dual and quad crosspoint switches for both point-to-point and bus communications; several “hot-plug’ switches that support the growing demand for 24/7 operations; expansion of the 2.5 volt AVC family; and low voltage bus switch products that provide 3.3 volt to 2.5 volt and 2.5 volt to 1.8 volt level translation;

•	In fiscal 2002, advanced AVC products that allow voltage shifting (between 3.3 volts and 1.5 Volts) and I/O translation (from HSTL to LVTTL) commonly needed between the latest state of the art ASICs and other legacy products; enhancements to our DDR memory module solutions; Active Termination Clamp that help to clean up signaling overshoot common at fast clock rates; additional family of seven analog multiplexers and switches with improved performance, which are used in a wide range of space constrained mobile and handheld computing applications; and a family of 25 single, dual, and triple gate logic devices in extremely small packaging that address a very broad range of applications and systems requirements; and

•	In fiscal 2003, a family of Intel Compatible PCI-Bridge Products that offer higher margins; 5V low R-on 1 Ohm General Purpose Switches; support for DDR I at 333MHz and 400Mhz plus our first DDR II products; Gigabit LAN Switch used in Notebook computers; VCXO for Set Top Boxes and DSL products; and we expanded our standard logic product line.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. In fiscal 2003, 2002 and 2001, respectively, approximately 72%, 68%, and 59% of the wafers for our semiconductor products were manufactured by Chartered Semiconductor Manufacturing. We qualified AMS as a wafer supplier in fiscal 1991, NJRC in fiscal 1995, TSMC in fiscal 1997 and Hyundai/Hynix in 1998.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product—after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economies of scale in the assembly phase and lower die yield. Our ability to decrease unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing, and make in-house manufacturing operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended June 30,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	70.0	71.2	57.6

Gross margin	30.0	28.8	42.4
Operating expenses:
Research and development	25.2	24.5	10.1
Selling, general and administrative	25.1	24.7	14.0
Restructuring charge	3.2	—	0.5

Total operating expenses	53.5	49.2	24.6

Income (loss) from operations	(23.5)	(20.4)	17.8
Other income, net	7.7	3.1	7.3

Income (loss) before income taxes	(15.8)	(17.3)	25.1
Income tax provision (benefit)	(6.2)	(6.2)	9.1

Net income (loss)	(9.6)%	(11.1)%	16.0%

COMPARISON OF FISCAL 2003, 2002 AND 2001

NET REVENUES. Net revenues decreased 5.5% from $47.6 million in fiscal 2002 to $45.0 million in fiscal 2003. The decrease in net revenues resulted primarily from a rapid decline in weighted average selling prices and continued reductions of inventory levels in the distribution and contract manufacturing sales channels. Net revenues decreased 56.0% from $108.3 million in fiscal 2001 to $47.6 million in fiscal 2002. The decrease in net revenues from fiscal 2001 to fiscal 2002 resulted primarily from the prolonged worldwide semiconductor industry downturn and a decline in the weighted average selling prices of our products. The rapid semiconductor industry downturn that began in fiscal 2001 also caused an over-supply of inventories in the global distribution and contract manufacturing sales channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. With reduced backlog and increased reliance on turns orders, there is more uncertainty in the Company’s ability to predict near-term revenue levels.

GROSS PROFIT. Gross profit decreased slightly from $13.7 million in fiscal 2002 to $13.5 million in fiscal 2003. Gross margin increased slightly from 28.8% in fiscal 2003 to 30.0% in fiscal 2003. The slight increase in gross margin was largely due to significant nonrecurring inventory write-downs recorded in fiscal 2002. The level of inventory reserves recorded in fiscal 2003 was significantly less than in fiscal 2002. Excluding the inventory reserve charges in fiscal 2002, product margins actually declined from fiscal 2002 to fiscal 2003 due primarily to declines in weighted average selling prices. Gross profit decreased 70.2% from $46.0 million in fiscal 2001 to $13.7 million in fiscal 2002. Gross margin decreased from 42.4% in fiscal 2001 to 28.8% in fiscal 2002. The decrease in gross margin resulted from decreases in the average selling prices of our various product lines and from under-absorption of factory overhead due to reduced unit volumes. These decreases were partially offset by cost reductions achieved through reduced wafer, assembly and test costs. Future gross profit and gross margins are highly dependent on the amount and product mix of turns orders. Because of this, the Company is not able to predict future gross profit levels or gross margins with certainty.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 3.4% from $11.7 million in fiscal 2002 to $11.3 million in fiscal 2003. Research and development expenses increased 6.4%

from $11.0 million in fiscal 2001 to $11.7 million in fiscal 2002. As a percentage of net revenues, research and development increased from 24.5% in fiscal 2002 to 25.2% in fiscal 2003. In 2003 we continued our commitment to new product development and at the same time realized certain efficiencies that resulted in a slight decrease in absolute dollars of research and development spending as compared with 2002. As a percentage of net revenues, research and development increased from 10.1% in fiscal 2001 to 24.5% in fiscal 2002. The increase in absolute dollars in research and development spending from fiscal 2001 to fiscal 2002 was primarily attributable to development costs for new products in each of our product lines and, to a lesser extent, expansion of engineering staff and related infrastructure. We believe that continued investment in research and development is critical to attaining our strategic objectives, and as a result we expect research and development expenses to increase in absolute dollars in future periods.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses decreased 4.2% from $11.8 million in fiscal 2002 to $11.3 million in fiscal 2003 but increased as a percentage of sales from 24.7% in fiscal 2002 to 25.1% in fiscal 2003. The expense decrease was primarily due to decreased staffing levels. Selling, general and administrative expenses decreased 22.4% from $15.2 million in fiscal 2001 to $11.8 million in fiscal 2002, but increased as a percentage of sales from 14.0% in fiscal 2001 to 24.7% in fiscal 2002. The expense decrease was primarily due to decreased staffing levels and decreases in commissions and other incentives resulting from the decline in sales and profitability.

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

RESTRUCTURING CHARGE. In fiscal 2003 there was a restructuring charge of $1.4 million related to an unused leased facility. This restructuring charge is sufficient to cover the costs of the facility through the term of the lease. There was also a restructuring charge of $522,000 in fiscal 2001 related to the same facility. There were no restructuring charges in fiscal 2002.

OTHER INCOME, NET. Other income, net includes interest income and expense, investment write-offs and our allocated portion of net losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries (see Note 4 of Notes to Financial Statements). Other income, net increased from $1.5 million in fiscal 2002 to $3.5 million in fiscal 2003. Interest income decreased from $5.6 million in fiscal 2002 to $5.2 million in fiscal 2003 primarily due to declines in short term interest rates. Our share in the net losses of PTI decreased from $1.4 million in fiscal 2002 to $739,000 in fiscal 2003 as the market conditions in China have improved. In addition, we wrote off investments totaling $1.0 million in fiscal 2003. Other income, net decreased from $7.9 million in fiscal 2001 to $1.5 million in fiscal 2002. Interest income decreased from $8.3 million in fiscal 2001 to $5.6 million in fiscal 2002 primarily due to declines in short-term interest rates. Our share in the net losses of PTI increased from $68,000, excluding $331,000 in goodwill amortization, in fiscal 2001 to $1.4 million in fiscal 2002 as PTI’s losses increased due to the global semiconductor industry downturn. In addition, we wrote off $2.7 million in investments in fiscal 2002. No investments were written off in fiscal 2001.

PROVISION FOR INCOME TAXES. The income tax benefit in fiscal 2003 was $2.8 million as compared with a benefit of $3.0 million in fiscal 2002. The income tax benefit in fiscal 2002 was $3.0 million as compared with a provision of $9.8 million in fiscal 2001. The income tax benefit in fiscal 2002 and fiscal 2003 were the result of the carry back of the net loss in each year to prior fiscal years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided approximately $2.2 million in cash in fiscal 2003, $9.1 million in cash in fiscal 2002 and $19.4 million in fiscal 2001. The decrease in cash flows provided by operating activities in fiscal 2003 from fiscal 2002 was primarily due to inventories increasing by $624,000 in fiscal 2003 while inventories decreased $5.1 million in fiscal 2002. The decrease in cash flows provided by operating activities in fiscal 2002 from fiscal 2001 was primarily due to the net loss of $5.3 million for fiscal 2002 compared to net income of $17.4 million for fiscal 2001. For fiscal 2003 our cash flows provided by operating activities were the result of the net loss of $4.3 million as offset by depreciation and amortization of $3.9 million, investment write offs of $1.2 million, our share of the net loss of PTI of $739,000, a decrease of $1.6 million in accounts receivable, an increase of $624,000 in inventory and an increase in accrued liabilities of $904,000.

Net cash used for investing activities was $4.7 million, $87.4 million and $57.0 million in fiscal 2003, 2002 and 2001, respectively. The decrease in net cash used for investing activities from fiscal 2002 to fiscal 2003 was primarily due to net purchases of short-term investments decreasing from a net purchase of $81.0 million in fiscal 2002 to a net maturity of $5.4 million in fiscal 2003. The increase in net cash used for investing activities from fiscal 2001 to 2002 was primarily due to net purchases of short-term investments increasing from $45.5 million in fiscal 2001 to $81.0 million in fiscal 2002. We made capital expenditures of approximately $1.8 million in fiscal 2003, $2.2 million in fiscal 2002 and $5.8 million in fiscal 2001.

Financing activities used $514,000 in cash in fiscal 2003 and provided approximately $1.9 million in cash in fiscal 2002 and $2.5 million in fiscal 2001. In fiscal 2003, net cash used in financing activities resulted from the repurchase of common stock offset in part by the issuance of common stock from employee stock plans. In fiscal 2002 and 2001, cash flows from financing activities resulted from the issuance of common stock, from employee stock plans.

Our cash, cash equivalents and short-term investments decreased by $6.8 million to $149.0 million on June 30, 2003 from $155.8 million on June 30, 2002. The decrease was primarily due to our investment in Saronix LLC. We believe that cash generated from operations and existing cash balances will be sufficient to fund necessary purchases of capital equipment and leasehold improvements, to fund our repurchase of common stock and to provide working capital at least through the next 12 months. However, there can be no assurance that future events will not require us to seek additional capital sooner or, if so required, that adequate capital will be available at all or on terms acceptable to us.

Our Board of Directors has approved the repurchase of up to 2,000,000 shares of common stock. As of September 8, 2003, we have repurchased 274,500 shares at a cost of approximately $2.2 million.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. For example, we have signed a definitive purchase option agreement to acquire the net assets of privately held Saronix LLC. The purchase price is expected to be under $10 million, much of which has been advanced to Saronix in the form of convertible secured loans.

CONTRACTURAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 30, 2003 (in thousands):

	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	Thereafter
Operating leases	$2,634	$1,752	$882	$—

Total contractual cash obligation	$2,634	$1,752	$882	$—

The Company leases certain facilities under operating leases. The Company has no debt, no capital leases and no purchase obligations as of June 30, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom adopted SFAS No. 142 for its fiscal year beginning July 1, 2001. On that date, we ceased amortizing goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We determined that no impairment of this goodwill existed in fiscal 2003. We will continue to evaluate such goodwill at least annually.

		Years Ended June 30,
		2003	2002	2001
		(In thousands, except per share amounts)
Reported net income (loss)		$(4,327)	$(5,267)	$17,359
Add:	Goodwill amortization	—	—	331

Adjusted net income (loss)		$(4,327)	$(5,267)	$17,690

Reported basic earnings (loss) per share		$(0.17)	$(0.21)	$0.70
Add:	Goodwill amortization per basic share	—	—	.01

Adjusted basic earnings (loss) per share		$(0.17)	$(0.21)	$0.71

Reported diluted earnings (loss) per share		$(0.17)	$(0.21)	$0.64
Add:	Goodwill amortization per diluted share	—	—	.01

Adjusted diluted earnings (loss) per share		$(0.17)	$(0.21)	$0.65

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. We adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 had no effect on our results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. We adopted SFAS No. 145 on July 1, 2002. The adoption of SFAS No. 145 had no effect on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 were effective for interim and annual periods ending after December 15, 2002, and are applicable to our product warranty liability and other guarantees. We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS 148 effective March 31, 2003 and continue to account for stock based compensation under APB Opinion 25 and related Interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. We have no contractual relationship or other business relationship with a VIE, and therefore the adoption will not have an effect on our consolidated results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 30, 2003, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $139.3 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report.

		Page No.
	Independent Auditors’ Report	38

	Consolidated Balance Sheets as of June 30, 2003 and 2002	39

	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2003	40

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three fiscal years in the period ended June 30, 2003	41

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2003	42

	Notes to Consolidated Financial Statements	43

2.	INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

	Unaudited Interim Financial Information	57

3.	INDEX TO FINANCIAL STATEMENT SCHEDULE

	The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 30, 2003, 2002, and 2001 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

	Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2003	59

	Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section captioned “Election of Directors” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 17, 2003, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders Option Plans	5,552,412	$11.36	720,630

Employee Stock Purchase Plan	—	—	334,204

Note: Pericom has no equity compensation plans not approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as amended by release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the Company’s first fiscal year ending after December 15, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 33 of this report.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

3.3	Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1	Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder (3)

10.2	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder (3)

10.3	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)

10.4	Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)

10.5	Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)

10.6	Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.7	Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.8	Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (6)

10.11	Form of Indemnification Agreement (3)

10.12	Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)

10.13	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)

10.14	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)

10.15	Sublease of 2249 Zanker Road, San Jose, California. Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended September 29, 2001 in which the exhibit bears the same number

10.16	Change of Control Agreement (7)

23.1	Consent of Independent Auditors

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.

(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.

(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.

(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.

(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.

(7)	Incorporated herein by reference to the Company’s fiscal 2002 Annual Report on Form 10-K in which the exhibit bears the same number.

(b) Reports on Form 8-K:

(1)	On April 22, 2003, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(2)	On July 29, 2003, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(c) Exhibits: See list of exhibits under (a)(2) above.

(d) Financial Statement Schedules: See list of schedules under (a)(1) above.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Pericom Semiconductor Corporation:

We have audited the accompanying balance sheets of Pericom Semiconductor Corporation (the “Company”) as of June 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This financial statement schedule is the responsibility of the Company’s management. Such financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

San Jose, California

July 23, 2003

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,705	$12,656
Short-term investments	139,285	143,156
Accounts receivable:
Trade (net of allowances of $3,546 and $4,376)	2,502	3,981
Other	1,800	1,871
Inventories	9,963	9,339
Prepaid expenses and other current assets	1,301	1,298
Deferred income taxes	1,401	2,600

Total current assets	165,957	174,901
Property and equipment—net	6,305	8,608
Investment in and advances to joint venture	5,181	5,920
Goodwill	1,325	1,325
Deferred income taxes—non current	1,085	—
Loans to Saronix LLC	7,003	—
Other assets	3,381	2,991

Total	$190,237	$193,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,170	$4,544
Accrued liabilities	3,125	2,840

Total current liabilities	7,295	7,384
Other long term liabilities	619	—
Deferred income taxes	—	639
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: 2003, 25,765,177; 2002, 25,660,209	139,401	139,345
Accumulated other comprehensive income	1,129	257
Retained earnings	41,793	46,120

Total shareholders’ equity	182,323	185,722

Total	$190,237	$193,745

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2003	2002	2001
Net revenues	$44,958	$47,589	$108,313
Cost of revenues	31,468	33,871	62,388

Gross profit	13,490	13,718	45,925
Operating expenses:
Research and development	11,347	11,663	10,993
Selling, general and administrative	11,283	11,778	15,150
Restructuring charge	1,431	—	522

Total	24,061	23,441	26,665

Income (loss) from operations	(10,571)	(9,723)	19,260
Equity in net loss of joint venture and related goodwill amortization	(739)	(1,410)	(399)
Interest income	5,243	5,554	8,287
Other than temporary decline in the value of investments	(1,027)	(2,650)	—

Income (loss) before income taxes	(7,094)	(8,229)	27,148
Income tax provision (benefit)	(2,767)	(2,962)	9,789

Net income (loss)	$(4,327)	$(5,267)	$17,359

Basic earnings (loss) per share	$(0.17)	$(0.21)	$0.70

Diluted earnings (loss) per share	$(0.17)	$(0.21)	$0.64

Shares used in computing basic earnings (loss) per share	25,721	25,339	24,914

Shares used in computing diluted earnings (loss) per share	25,721	25,339	27,242

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Retained Earnings	Accumulated other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCES, July 1, 2000	24,494	$130,834	$34,028	$(90)	$164,772
Net income	—	—	17,359	—	17,359	$17,359
Unrealized loss on investments	—	—	—	(114)	(114)	(114)

Comprehensive income	—	—	—	—	—	$17,245

Issuance of common stock under employee stock plans	647	2,549	—	—	2,549
Issuance of common stock options to non-employees	—	137	—	—	137
Tax benefit resulting from stock option transactions	—	2,487	—	—	2,487

BALANCES, June 30, 2001	25,141	136,007	51,387	(204)	187,190
Net loss	—	—	(5,267)	—	(5,267)	$(5,267)
Unrealized gain on investments	—	—	—	461	461	461

Comprehensive loss	—	—	—	—	—	$(4,806)

Issuance of common stock under employee stock plans	519	1,862	—	—	1,862
Stock based compensation	—	253	—	—	253
Tax benefit resulting from stock option transactions	—	1,223	—	—	1,223

BALANCES, June 30, 2002	25,660	139,345	46,120	257	185,722
Net loss	—	—	(4,327)	—	(4,327)	$(4,327)
Unrealized gain on investments	—	—	—	854	854	854
Currency translation gain	—	—	—	18	18	18

Comprehensive loss	—	—	—	—	—	$(3,455)

Issuance of common stock under employee stock plans	380	1,686	—	—	1,686
Tax benefit resulting from stock option transactions	—	570	—	—	570
Repurchase and retirement of common stock	(275)	(2,200)	—	—	(2,200)

BALANCES, June 30, 2003	25,765	$139,401	$41,793	$1,129	$182,323

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,327)	$(5,267)	$17,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,916	4,084	3,519
Other than temporary decline in the value of investments	1,156	2,650	—
(Gain) loss on disposal of assets	(45)	3	1
Stock-based compensation	—	253	137
Equity in net loss of joint venture and related goodwill amortization	739	1,410	399
Deferred income taxes	(665)	(1,507)	(618)
Changes in assets and liabilities:
Accounts receivable	1,550	2,294	4,243
Inventories	(624)	5,101	(1,274)
Prepaid expenses and other current assets	(3)	657	(523)
Accounts payable	(374)	376	(4,815)
Accrued liabilities	904	(907)	186
Income taxes payable	—	—	778

Net cash provided by operating activities	2,227	9,147	19,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,842)	(2,222)	(5,779)
Purchase of short-term investments	(172,936)	(301,168)	(57,214)
Maturities of short-term investments	178,371	220,284	11,761
Loans to Saronix	(7,003)	—	—
Increase in other assets	(1,484)	(4,323)	(1,012)
Advances to and investments in joint venture	—	—	(4,768)
Proceeds from sale of property and equipment	212	—	32

Net cash used for investing activities	(4,682)	(87,429)	(56,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock plans	1,686	1,862	2,549
Repurchase of common stock	(2,200)	—	—

Net cash provided by (used in) financing activities	(514)	1,862	2,549

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,951)	(76,420)	(35,039)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,656	89,076	124,115

End of period	$9,705	$12,656	$89,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for income taxes	$(2,097)	$(2,081)	$8,986

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Tax benefit from stock option transactions	$570	$1,223	$2,487

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001

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

BASIS OF PRESENTATION—These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its two wholly owned subsidiaries, Pericom Semiconductor (HK) Limited and Pericom Taiwan Limited Corporation. Pericom Semiconductor (HK) Limited was incorporated in Hong Kong on May 31, 2000 and is engaged in circuit design services solely for Pericom Semiconductor Corporation. Pericom Taiwan Limited Corporation was incorporated in Taiwan on April 29, 2003 and is initially engaged in the design, field application engineering and marketing of IC’s targeted at local Taiwanese opportunities and will engage in other circuit design services for Pericom Semiconductor Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

FISCAL PERIOD—The Company’s fiscal years in the accompanying financial statements have been shown as ending on June 30. Fiscal years 2003, 2002, and 2001 ended on June 28, 2003, June 29, 2002 and June 30, 2001, respectively. All periods presented include 52 weeks.

CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM INVESTMENTS—The Company’s policy is to invest in short-term instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At June 30, 2003 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$65,907	$934	—	$66,841
Government securities	40,833	448	—	41,281
Asset / mortgage backed securities	30,726	437	—	31,163

	$137,466	$1,819	—	$139,285

At June 30, 2002 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$88,935	$—	$(84)	$88,851
Government securities	37,084	207	—	37,291
Asset backed securities	16,881	133	—	17,014

	$142,900	$340	$(84)	$143,156

At June 30, 2003, these investments had the following maturities (in thousands):

Market Value
One year or less	$53,774
Between one and three years	76,035
Greater than three years	9,476

$139,285

INVENTORIES are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Charges for excess and obsolete inventory are recorded based on inventory age, shipment history and forecasted demand over a specific future period of time.

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

INVESTMENTS IN PRIVATELY HELD COMPANIES are carried at the lower of cost, or market if the investment has experienced an other than temporary decline in value and are included in other long-term assets on the balance sheet.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2003	2002	2001
Expected life	5 years	5 years	5 years
Risk-free interest rate	2.57-3.18%	4.37%	5.35%
Volatility	40%-73%	64%	118%
Dividend yield	0.00%	0.00%	0.00%

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

	2003	2002	2001
Expected life	3 months	3 months	3 months
Risk-free interest rate	1.1-1.7%	1.8-3.6%	4.5-6.3%
Volatility	47%-77%	55%-70%	101%-139%
Dividend yield	0.00%	0.00%	0.00%

PRO FORMA NET INCOME AND EARNINGS PER SHARE

Had the Company amortized to expense the computed fair values of the 2003, 2002 and 2001 awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, 2000 Employee Stock Purchase Plan, and 1997 Employee Stock Purchase Plan, the Company’s pro forma net income (loss) and earnings (loss) per share for the three fiscal years in the period ended June 30, 2003 would have been as follows (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss) as reported	$(4,327)	$(5,267)	$17,359
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related taxes	(6,219)	(7,652)	(6,429)

Pro forma net income (loss)	$(10,546)	$(12,919)	$10,930

Earnings (loss) per share:
Basic—as reported	$(0.17)	$(0.21)	$0.70
Basic—proforma	$(0.41)	$(0.51)	$0.44
Diluted—as reported	$(0.17)	$(0.21)	$0.64
Diluted—proforma	$(0.41)	$(0.51)	$0.40

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

ADVERTISING COSTS—Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $8,000, $20,000 and $225,000 for fiscal years 2003, 2002 and 2001, respectively.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES—The Company sells its products primarily to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses. The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

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

COMPREHENSIVE INCOME—In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income for the years ended June 30, 2003, 2002 and 2001 has been disclosed within the statement of shareholders’ equity and comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS—In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Pericom adopted SFAS No. 142 for its fiscal year beginning July 1, 2001. On that date, the Company ceased amortizing goodwill with a net carrying value of $1,323,000 at June 30, 2001 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company determined that no impairment of goodwill existed in fiscal 2003. The Company will continue to evaluate such goodwill at least annually.

		Years Ended June 30,
		2003	2002	2001
		(In thousands, except per share amounts)
Reported net income (loss)		$(4,327)	$(5,267)	$17,359
Add:	Goodwill amortization	—	—	331

Adjusted net income (loss)		$(4,327)	$(5,267)	$17,690

Reported basic earnings (loss) per share		$(0.17)	$(0.21)	$0.70
Add:	Goodwill amortization per basic share	—	—	.01

Adjusted basic earnings (loss) per share		$(0.17)	$(0.21)	$0.71

Reported diluted earnings (loss) per share		$(0.17)	$(0.21)	$0.64
Add:	Goodwill amortization per diluted share	—	—	.01

Adjusted diluted earnings (loss) per share		$(0.17)	$(0.21)	$0.65

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 141 did not have an impact on the Company’s financial position, results of operations, or liquidity.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company adopted SFAS No. 145 on July 1, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company was required to adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company’s product warranty liability and other guarantees. The Company adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002, and the adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 effective March

31, 2003 and continues to account for stock based compensation under APB Opinion 25 and related Interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption will not have an effect on the Company’s consolidated results of operations or financial position.

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

Basic and diluted earnings per share for each of the three years in the period ended June 30, 2003 are as follows:

	Years Ended June 30,
	2003	2002	2001
Net income (loss)	$(4,327)	$(5,267)	$17,359

Computation of common shares outstanding—basic earnings (loss) per share:
Weighted average common stock	25,721	25,339	24,914

Basic earnings (loss) per share	$(0.17)	$(0.21)	$0.70

Computation of common shares outstanding—diluted earnings (loss) per share:
Weighted average common stock	25,721	25,339	24,914
Dilutive options using the treasury stock method	—	—	2,328

Shares used in computing diluted earnings (loss) per share	25,721	25,339	27,242

Diluted earnings (loss) per share	$(0.17)	$(0.21)	$0.64

Options to purchase 5,552,412 and 5,648,057 share of Common Stock were outstanding as of June 30, 2003 and June 30, 2002, respectively, and were excluded from the computation of net loss per share because such options were anti-dilutive. Options to purchase 1,486,189 shares of Common Stock at prices ranging from $22.03 to $42.75 were outstanding as of June 30, 2001, but not included in the computation of diluted net income per share because the options’ exercise prices were greater that the average market price of the common shares as of such dates and therefore, would be anti-dilutive under the treasury stock method.

2. INVENTORIES

Inventories consist of (in thousands):

	As of June 30,
	2003	2002
Finished goods	$2,025	$2,523
Work-in-process	2,486	3,921
Raw materials	5,452	2,895

	$9,963	$9,339

3. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	As of June 30,
	2003	2002
Machinery and equipment	$11,718	$12,602
Computer equipment and software	9,137	8,586
Furniture and fixtures	773	769
Leasehold improvements	1,102	1,087
Construction-in-progress	356	—

Total	23,086	23,044
Accumulated depreciation and amortization	(16,781)	(14,436)

Property and equipment—net	$6,305	$8,608

Construction-in-progress is primarily leasehold improvements and machinery and equipment that have not been placed in service.

4. JOINT VENTURE AND OTHER INVESTMENTS

In fiscal 1994, the Company purchased 1,500,000 shares of Series A Convertible Preferred Stock issued by Pericom Technology, Inc. (“PTI”) for $750,000 (an 18.4% equity investment at the time). Such preferred stock is convertible at the option of the Company into 1,500,000 shares of PTI common stock, does not bear dividends, has a liquidation preference up to the purchase price and votes based on the number of common shares into which it is convertible. In fiscal 2000, the Company purchased an additional 909,090 shares of Series B Convertible Preferred Stock for $1 million and converted $3.5 million in debt to purchase an additional 3,181,818 shares of Series B Convertible Preferred Stock. The Series B issue has liquidation preference over the Series A issue and all common shares. With the fiscal 2000 additional investment, the Company had a 43.3% equity investment in PTI. After the additional investment there was approximately a $1.7 million difference between the carrying value and the underlying equity in net assets of the investment which was being amortized over five years. As a result of the adoption of SFAS No. 142, the last month of amortization was June of 2001. In fiscal 2001, the Company purchased an additional 3,000,000 shares of Series C Convertible Preferred Stock for approximately $5 million. The Series C issue has liquidation preference over all other classes of stock. With the fiscal 2001 additional investment, the Company had a 45.0% equity investment in PTI. As of June 28, 2003 the Company has a 44.1% equity investment in PTI. The investment in PTI is accounted for using the equity method due to the Company’s significant influence over its operations. In addition, several of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 30, 2003 and 2002, the Company sold $142,000 and $66,000 respectively, in services to PTI. During the year ended June 30, 2001, the Company did not sell any services to PTI. During the years ended June 30, 2003, 2002 and 2001, the Company purchased $557,000, $689,000 and $1,300,000 in services from PTI, respectively. At June 30, 2003, 2002 and 2001, $152,000, $98,000 and $134,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of the joint venture at June 30, 2003 and June 30, 2002 is as follows (in thousands):

	2003	2002
Total assets	$12,865	$12,768
Total liabilities	$1,235	$1,137
Total equity	$11,630	$11,631
Revenue	$5,740	$3,515
Cost of revenues	3,614	2,732

Gross profit	2,126	783
Expenses	3,435	2,972

Operating Loss	(1,309)	(2,189)
Interest and other income	343	282
Income tax provision	0	21

Net loss	($966)	($1,928)

The Company has investments in certain privately held companies, which it accounts for under the cost method. The Company has invested approximately $7.0 million in Saronix LLC as of June 30, 2003. The investment is in the form of a loan agreement and other associated costs. The loan bears interest of 8%. This rate will be adjusted upward uniformly with changes in the prime rate but will not be reduced. The loan is secured by physical and intangible assets of Saronix, LLC as well as a product and technology license agreement. In addition, the Company entered into a Purchase Option Agreement whereby the Company may acquire certain assets and assume certain liabilities of Saronix, LLC for the amounts previously provided under the loan agreement. The purchase option expires on October 15, 2003 (see Note 15). The carrying amount of other such investments was approximately $3.0 million and $2.7 million at June 30, 2003 and 2002, respectively, and these amounts are recorded in other assets. The Company recorded write offs of certain investments totaling approximately $1.2 million in 2003 and approximately $2.7 million in 2002, as the Company determined that these investments had experienced an other than temporary decline in value.

5. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of June 30,
	2003	2002
Accrued compensation	$1,240	$1,132
External sales representative commissions	632	727
Restructuring reserve—current portion	653	197
Other accrued expenses	600	784

	$3,125	$2,840

6. SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of June 30, 2003, no shares of preferred stock were outstanding.

STOCK OPTION PLANS

Under the Company’s 2001, 1995, and 1990 Stock Option Plans, incentive and nonqualified stock options to purchase up to 6,273,042 shares of common stock have been reserved at June 30, 2003 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

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

Activity in the Company’s option plans is summarized below:

		Weighted
		Average
		Exercise
	Shares	Price
Balance, June 30, 2000 (1,886,648 exercisable at a weighted average price of $2.38)	4,526,864	$7.76
Granted (weighted average fair value of $18.91 per share)	1,897,555	22.62
Exercised	(534,216)	2.92
Canceled	(1,143,702)	24.22

Balance, June 30, 2001 (2,397,294 exercisable at a weighted average price of $5.24)	4,746,501	10.28
Granted (weighted average fair value of $7.83 per share)	1,553,255	13.49
Exercised	(423,609)	1.74
Canceled	(228,090)	15.95

Balance, June 30, 2002 (3,256,939 exercisable at a weighted average price of $9.00)	5,648,057	11.57
Granted (weighted average fair value of $4.09 per share)	576,300	8.60
Exercised	(241,839)	2.64
Canceled	(430,106)	15.33

Balance, June 30, 2003	5,552,412	$11.36

At June 30, 2003, 720,630 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of June 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise	Number Exercisable	Weighted Exercise Average Price
$ 0.50 – 2.40	1,151,159	3.65	$ 1.86	1,151,159	$ 1.86
$ 2.44 – 8.70	1,362,748	7.12	6.21	902,510	5.03
$ 8.74 – 14.20	1,541,317	8.22	12.74	729,248	12.98
$14.40 – 25.63	1,114,443	7.49	18.93	767,788	19.62
$25.75 – 39.03	382,745	7.04	30.74	292,696	30.65

$ 0.05 – 39.03	5,552,412	6.78	$11.36	3,843,401	$10.45

On April 6, 2001, the Company announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them with an exercise price of $15.00 or more per share in exchange for an equal number of replacement options to be granted at a future date not less than six months and a day after the options were canceled. Board members were not eligible. The elections to cancel options were effective on May 4, 2001. The exchange resulted in the voluntary cancellation by 60 employees of 611,405 employee stock options with exercise prices ranging from $18.50 to $42.75 in exchange for the same number of replacement options. The replacement options were granted on November 5, 2001. The replacement options have the same terms and conditions as each optionee’s cancelled options, including the expiration date of the cancelled options, except that: (1) 12.5% of the replacement options vested on the grant date and the remainder will vest at a rate of  1/48 per month for 42 months, (2) the replacement options have an exercise price equal to the fair market value of our common stock on the date of the grant and (3) the optionee must be an employee of the Company on the date of grant of the replacement options in order to receive replacement options.

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

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company’s Common Stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2003 and 2002, the Company issued 137,629 and 95,498, shares of common stock under the Stock Purchase Plan at weighted average prices of $7.61 and $11.77, respectively. The weighted average fair value of the fiscal 2003 and fiscal 2002 awards for each year was $4.09 and $7.83 per share.

ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES

In 2001, the Company issued nonstatutory options to a non-employee for the purchase of 20,000 shares of common stock at an exercise price of $18.19. These options vest over four years. In accordance with SFAS No. 123, its related interpretations and EITF 96-18, the Company accounted for this award under the fair value method and as a variable award. Accordingly, the Company records stock compensation equal to the fair value of the options and the vesting schedule (using the Black-Scholes option pricing model and the following assumptions: contractual life of ten years; risk free interest rate of 5.35%; volatility of 91%; and dividend yield of zero) and remeasures the compensation expense at the end of each period until the award vests. The related compensation expense of $137,000 was recognized as selling, general and administrative expense in the accompanying statement of operations in 2001. The non-employee became an employee in 2002 and the unvested options are accounted for in accordance with APB No. 25. No options were issued to non-employees during the years ended June 30, 2002 or June 30, 2003.

7. INCOME TAXES

The provision for income taxes consists of (in thousands):

	Fiscal Year Ended June 30,
	2003	2002	2001
Federal:
Current	$(2,133)	$(2,682)	$5,863
Deferred	(536)	(230)	585

	(2,669)	(2,912)	6,448
State:
Current	22	4	744
Deferred	(928)	(1,048)	110

	(906)	(1,044)	854
Foreign:
Current	9	—	—
Deferred	229	(229)	—

	238	(229)	—
Charge in lieu of taxes attributable to employee stock plans	570	1,223	2,487

Provision for income taxes	$(2,767)	$(2,962)	$9,789

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	8.3	8.1	2.1
Tax exempt investment income	1.1	2.4	(1.8)
Research and development tax credits	3.5	6.2	(2.3)
Change in valuation allowance	(8.9)	(15.1)	—
Other	—	(0.6)	3.1

Provision for income taxes	39.0%	36.0%	36.1%

The components of the net deferred tax assets were as follows (in thousands):

	As of June 30,
	2003	2002
Deferred tax assets:
Accruals and reserves recognized in different periods	$2,578	$1,967
NOL and credit carryforwards	987	624
Tax effect of other than temporary decline in the value of investments	830	1,081
Tax effect of accumulated losses of investment in joint venture	1,375	1,291
Other	679	111

	6,449	5,074
Deferred tax liabilities:
Basis difference in fixed assets	(747)	(1,146)
Tax effect of unrealized gain on short-term investments	(710)	—
Other	(86)	(100)

	(1,543)	(1,246)
Less valuation allowance	(2,420)	(1,867)

Net deferred tax assets	$2,486	$1,961

As of June 30, 2003, the Company has tax credit carryforwards of approximately $1,108,000 available to offset future state taxable income. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and writedowns in investments that took place during the year, the Company has provided for a partial valuation allowance in the amount of approximately $2,420,000 against the tax effect of these losses as of year-end. However, the valuation allowance has been reduced by the tax effect of any realized and unrealized capital gains that are available to offset such losses as of year-end.

8. LEASES

The Company leases certain facilities under operating leases with termination dates on or before May 2006. Generally, these leases have at least one option to extend for an additional three years upon termination of the original lease term. The future minimum operating lease commitments at June 30, 2003 are as follows (in thousands):

Fiscal Year:
2004	$1,752
2005	771
2006	111

$2,634

Rent expense for the years ended June 30, 2003, 2002 and 2001 was $1,486,000, $1,468,000 and $1,322,000, respectively. This is net of sublease proceeds received of approximately $241,000 and $237,000 for the years ended June 30, 2003 and June 30, 2002, respectively.

9. CONTINGENCIES

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company settled an outstanding claim of this nature in fiscal 2002 without material adverse effect on the Company’s financial position, results of operations or cash flows. There were no such claims or settlements in fiscal 2003.

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

In fiscal 2003 one end user customer who purchases through the contract manufacturing channel represented 11% of net revenues, and one distributor and one contract manufacturer each of whom purchase directly from the Company and sell to multiple end user customers, each represented 12% of net revenues. At June 30, 2003, two customers each represented 10% of trade accounts receivable. In fiscal 2002 three end user customers who purchase through distribution and contract manufacturing channels represented 15%, 12% and 11%, respectively, of net revenues. At June 30, 2002, two customers each represented 10% of trade accounts receivable. In fiscal 2001 one end user customer who purchases through distribution and contract manufacturing channels represented 12% of net revenues, one end user customer who purchases directly from the Company and through the contract manufacturing channel represented 11% of net revenues and one distributor who sells to multiple end customers represented 10% of net revenues. At June 30, 2001, one direct customer represented 13% of trade accounts receivable.

For geographical reporting, net sales are attributed to the region where customers are located. Long-lived assets consist of property and equipment and are attributed to the region where they are located. The following presents net sales for the years ended June 30, 2003, 2002 and 2001; and long-lived assets as of June 30, 2003, 2002 and 2001 (in thousands):

	Fiscal Year Ended June 30,
	2003	2002	2001
Net sales to geographic regions:
North America	$14,351	$15,817	$54,850
Europe	3,742	3,982	12,228
Asia	26,865	27,790	41,235

Total net sales	$44,958	$47,589	$108,313
Long-lived assets:
North America	$4,488	$6,267	$7,761
Asia	1,811	2,335	2,702
Other (less than 10%)	6	6	10

Total long-lived assets	$6,305	$8,608	$10,473

11. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in fiscal 2003, 2002 or 2001.

12. RESTRUCTURING CHARGE

In fiscal 2003 there was a restructuring charge of $1,431,000 related to an unused leased facility. The restructuring charge is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. On June 30, 2003, the remaining balance of the restructuring charge was $1,272,000. In fiscal

2001 there was a restructuring charge of $522,000 related to the same unused leased facility. On June 30, 2002 and June 30, 2001, the remaining balance of this earlier restructuring charge was $522,000 and $197,000, respectively. The restructuring charge that was booked in fiscal 2001 was fully depleted in the fourth quarter of fiscal 2003. There were no restructuring charges in fiscal 2002.

13. SHAREHOLDER RIGHTS PLAN

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of June 30, 2003, there were 25,765,177 rights outstanding.

14. OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consist of (in thousands):

	As of June 30,
	2003	2002
Interest receivable	$1,578	$1,771
Other accounts receivable	222	100

	$1,800	$1,871

15. SUBSEQUENT EVENTS

In July 2003, the Company loaned an additional $497,000 to Saronix LLC. On September 24, 2003 the Company exercised its option to acquire certain assets and certain liabilities of Saronix LLC. The purchase price will be equal to the amounts invested. Saronix is a frequency timing products company with a complementary product portfolio. It is anticipated that the purchase will be completed on October 1, 2003.

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30 2003	Mar 31 2003	Dec 31 2002	Sep 30 2002	June 30 2002	Mar 31 2002	Dec 31 2001	Sep 30 2001
Net revenues	$11,506	$11,492	$11,132	$10,828	$12,967	$12,546	$8,962	$13,114
Cost of revenues	8,027	8,029	7,852	7,560	8,294	7,926	9,018	8,633

Gross profit (loss)	3,479	3,463	3,280	3,268	4,673	4,620	(56)	4,481
Operating expenses:
Research and development	2,871	2,758	2,800	2,918	2,958	2,966	3,160	2,579
Selling, general and administrative	2,653	2,673	2,799	3,158	2,949	2,701	3,185	2,943
Restructuring charge	—	—	1,431	—	—	—	—	—

Total operating expenses	5,524	5,431	7,030	6,076	5,907	5,667	6,345	5,522

Income (loss) from operations	(2,045)	(1,968)	(3,750)	(2,808)	(1,234)	(1,047)	(6,401)	(1,041)
Other income (loss), net	1,438	1,023	(84)	1,100	152	(922)	1,113	1,151

Income (loss) before income taxes	(607)	(945)	(3,834)	(1,708)	(1,082)	(1,969)	(5,288)	110
Income tax provision (benefit)	(237)	(313)	(1,431)	(786)	(388)	(709)	(1,904)	39

Net income (loss)	$(370)	$(632)	$(2,403)	$(922)	$(694)	$(1,260)	$(3,384)	$71

Basic earnings (loss) per share	$(0.01)	$(0.03)	$(0.09)	$(0.04)	$(0.03)	$(0.05)	$(0.13)	$0.00

Diluted earnings (loss) per share	$(0.01)	$(0.03)	$(0.09)	$(0.04)	$(0.03)	$(0.05)	$(0.13)	$0.00

Shares used in computing basic earnings (loss) Per share	25,705	25,717	25,730	25,730	25,530	25,394	25,242	25,189

Share used in computing diluted earnings (loss) Per share	25,705	25,717	25,730	25,730	25,530	25,394	25,242	27,114

During the three months ended December 31, 2001, the Company recorded a charge of approximately $3.2 million against revenue to address inventory and pricing issues in our distribution channel that were due to the significant drop-off in business activity; additional inventory reserves of approximately $534,000 related to a workforce reduction and legal expenses associated with a patent infringement suit initiated by a competitor.

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

During the three months ended December 31, 2002, the Company recorded a restructuring charge of approximately $1.4 million related to an unused leased facility; and wrote off in its entirety an investment in another company of approximately $1.1 million that was deemed to be impaired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Office, President and Chairman of the Board of Directors

Date: September 26, 2003

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex C. Hui and Michael D. Craighead and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 26, 2003

/s/ MICHAEL D. CRAIGHEAD Michael D. Craighead	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	September 26, 2003

/s/ JOHN CHI-HUNG HUI John Chi-hung Hui	Vice President, Technology and Director	September 26, 2003

/s/ JEFFREY YOUNG Jeffrey Young	Director	September 26, 2003

/s/ TAY THIAM SONG Tay Thiam Song	Director	September 26, 2003

/s/ MILLARD PHELPS Millard Phelps	Director	September 26, 2003

/s/ HAU L. LEE Hau L. Lee	Director	September 26, 2003

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning Of Period	Charged to Revenues	Deductions	Balance at End of Period
		(a)	(b)
Reserves for returns and pricing adjustments June 30,
2003	$4,276	$7,618	$8,448	$3,446
2002	4,146	14,299	14,169	4,276
2001	3,243	17,009	16,106	4,146

(a)	Primarily related to sales reserves
(b)	Charges for which allowances were created

	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
		(c)	(d)
Allowance for doubtful accounts June 30,
2003	$100	$—	$—	$100
2002	150	—	50	100
2001	100	50	—	150

(c)	Related to identified uncollectible accounts
(d)	Charges for which allowances were created