Form 10-Q
period 2003-09-27
PERICOM SEMICONDUCTOR CORP
filed 2003-11-12
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

As of October 31, 2003 the Registrant had outstanding 25,905,867 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30 2003	June 30, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$14,917	$9,705
Short-term investments	132,329	139,285
Accounts receivable:
Trade (net of allowances of $2,711, and $3,546)	3,687	2,502
Other receivables	1,929	1,800
Inventories	8,537	9,963
Prepaid expenses and other current assets	2,078	1,301
Deferred income taxes	1,544	1,401

Total current assets	165,021	165,957
Property and equipment – net	5,997	6,305
Investment in and advances to joint venture	5,250	5,181
Goodwill	1,325	1,325
Deferred income taxes – noncurrent	1,085	1,085
Loans to SaRonix, LLC	7,200	6,703
Other assets	3,754	3,681

Total	$189,632	$190,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,204	$4,170
Accrued liabilities	3,376	3,125

Total current liabilities	7,580	7,295
Other long term liabilities	450	619
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: September 30, 25,865,793; June 30, 25,765,177	139,853	139,401
Accumulated other comprehensive income	756	1,129
Retained earnings	40,993	41,793

Total shareholders’ equity	181,602	182,323

Total	$189,632	$190,237

(1)	Derived from the June 30, 2003 audited balance sheet included in the Company’s Annual Report on Form 10-K.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2002
Net revenues	$11,072	$10,828
Cost of revenues	7,854	7,560

Gross profit	3,218	3,268

Operating expenses:
Research and development	3,210	2,918
Selling, general and administrative	2,515	3,158

Total	5,725	6,076

Loss from operations	(2,507)	(2,808)
Equity in net income (loss) of investee	69	(347)
Interest income	992	1,499
Other-than-temporary decline in investment	(9)	(52)

Loss before income taxes	(1,455)	(1,708)
Income tax benefit	(655)	(786)

Net loss	$(800)	$(922)

Basic and diluted loss per share	$(0.03)	$(0.04)

Shares used in computing basic and diluted loss per share	25,816	25,730

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(800)	$(922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	910	1,012
Other-than-temporary decline in investment	9	52
Gain (loss) on sale or disposal of assets	(2)	2
Equity in net (income) loss of investee	(69)	347
Changes in assets and liabilities:
Accounts receivable	(1,314)	423
Inventories	1,426	(259)
Prepaid expenses and other current assets	(777)	(749)
Accounts payable	34	(371)
Accrued liabilities	251	255
Other long term liabilities	(169)	—

Net cash used in operating activities	(501)	(210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(616)	(727)
Proceeds from sale of property and equipment	16	—
Purchase of short-term investments	(29,986)	(89,124)
Maturities of short-term investments	36,381	89,586
Loans to SaRonix	(497)	—
Decrease (increase) in other assets	(82)	507

Net cash provided by investing activities	5,216	242

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	452	484
Repurchase of common stock	—	(515)

Net cash provided by (used in) financing activities	452	(31)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,212	1
CASH AND CASH EQUIVALENTS:
Beginning of period	9,705	12,656

End of period	$14,917	$12,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
income taxes	$(5)	$(32)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2003, the results of operations for the three month periods ended September 30, 2003 and 2002 and cash flows for the three months ended September 30, 2003 and 2002. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. The Company’s fiscal year 2003 ended on June 28, 2003. The three month periods in fiscal years 2004 and 2003 ended on September 27, 2003 and September 28, 2002, respectively, and each period included thirteen weeks. Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in customer relationships; acquisitions and the subsequent integration of the acquired entity with the company; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, 2000 Employee Stock Purchase Plan, and 1997 Employee Stock Purchase Plan, for the three month periods ended September 30, 2003 and September 30, 2002, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended September 30,
	2003	2002
Net loss, as reported	$(800)	$(922)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,200)	(1,528)

Pro forma net loss	$(2,000)	$(2,450)

Loss per share:
Basic and diluted loss per share, as reported	$(0.03)	$(0.04)

Basic and diluted loss per share, pro forma	$(0.08)	$(0.10)

2. Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for the three month periods ended September 30, 2003 and 2002 are computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,
	2003	2002
Net loss	$(800)	$(922)

Computation of common shares outstanding – basic loss per share:
Weighted average shares of common stock	25,816	25,730

Shares used in computing basic loss per share	25,816	25,730

Basic loss per share	$(0.03)	$(0.04)

Computation of common shares outstanding – diluted loss per share:
Weighted average shares of common stock	25,816	25,730
Dilutive options using the treasury stock method	—	—

Shares used in computing diluted loss per share	25,816	25,730

Diluted loss per share	$(0.03)	$(0.04)

For the three month period ended September 30, 2003, options to purchase 5,413,912 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for the period and those options would be anti-dilutive. For the three month period ended September 30, 2002, options to purchase 5,451,615 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for the period and those options would be anti-dilutive.

3. Inventories

Inventories consist of (in thousands):

	September 30, 2003	June 30, 2003
Raw materials	$2,692	$2,025
Work in process	2,190	2,486
Finished goods	3,655	5,452

	$8,537	$9,963

4. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2003	June 30, 2003
Accrued compensation	$1,470	$1,240
External sales representative commissions	663	632
Restructuring accrual	659	653
Other accrued expenses	584	600

	$3,376	$3,125

5. Investments and Loan to SaRonix LLC

The Company has investments in certain privately held companies, which it accounts for under the cost method. In the three months ended September 30, 2003, the Company invested an additional $497,000. The carrying amount of such investments was approximately $10.6 million and $10.0 million at September 30, 2003 and June 30, 2003, respectively, and these amounts are recorded in other assets and loan to SaRonix LLC.

One of these investments is a loan agreement the Company has entered into with SaRonix LLC (SaRonix), a private company. The Company has agreed to provide up to $8.2 million in borrowings. The loan bears interest of 8%. This rate will be adjusted upward uniformly with changes in the prime rate but will not be reduced. The loan is secured by physical and intangible assets of the private company as well as a product and technology license agreement. In addition, the Company entered into a purchase option agreement whereby the Company may acquire certain assets and assume certain liabilities of SaRonix for the amounts previously provided under the loan agreement. See Note 10, Subsequent Events, for additional disclosure regarding the exercise of this option. As of September 30, 2003, a total of $7.2 million has been loaned.

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

During the quarter ended December 31, 2002, the Company recorded an additional restructuring charge of $1.4 million related to this facility. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The Company received notice that the sublessee would move from this facility and the Company estimates that it will not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to the continued depression in the Company’s business, the Company has determined that this portion of the facility will not be subleased over the remaining lease term.

The following table sets forth the activity of the restructuring accrual as of September 30, 2003 (in thousands):

Balance at June 30, 2003	$1,272
Payments	(163)

Balance at September 30, 2003	$1,109

The Company has classified $450,000 and $619,000 of this accrual in other long-term liabilities and $659,000 and $653,000 in current accrued liabilities in the accompanying balance sheets as of September 30, 2003 and June 30, 2003, respectively.

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

8. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three month periods ended September 30, 2003 and 2002, comprehensive income, which was comprised of the Company’s net loss for the periods and changes in cumulative unrealized gain/(loss) on short-term investments net of tax was as follows:

	Three Months Ended September 30,
	2003	2002
Net loss	$(800)	$(922)
Unrealized gain/(loss) on investment	(418)	1,214
Translation gain/(loss)	45	—

Comprehensive loss	$(1,173)	$292

9. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. The Company has purchased a total of 274,500 shares at a total cost of approximately $2.2 million as of September 30, 2003.

10. Subsequent Events

On October 1, 2003 Pericom Semiconductor Corporation exercised its option to purchase substantially all of the assets and related liabilities of SaRonix LLC. Consideration for the purchase was $7.9 million in loans provided to SaRonix. Legal, accounting, taxes and other miscellaneous expenses are expected to be between $1.2 million and $1.5 million.

On October 27, 2003 Pericom Semiconductor Corporation entered into a ten year lease agreement on an approximate 76,000 square foot facility located in San Jose, California and expects to move its corporate headquarters there in January, 2004. Total lease payments over the term of the lease will be $9.6 million. Total restructuring charges for lease payments and other expenses related to abandoning existing facilities are expected to be up to $1.3 million.

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

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 67% of our sales are to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

Investments. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted in fiscal 2002, we ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2003, and we will continue to evaluate such goodwill at least annually.

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

Deferred Tax Assets

Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,
	2003	2002
Net revenues	100.0%	100.0%
Cost of revenues	70.9%	69.8%

Gross profit	29.1%	30.2%

Operating expenses:
Research and development	29.0%	26.9%
Selling, general and administrative	22.7%	29.2%

Total	51.7%	56.1%

Loss from operations	(22.6)%	(25.9)%
Equity in net loss of investee	0.6%	(3.2)%
Interest income	9.0%	13.8%
Other-than-temporary decline in investment	(0.1)%	(0.5)%

Loss before income taxes	(13.1)%	(15.8)%
Income tax benefit	(5.9)%	(7.3)%

Net loss	(7.2)%	(8.5)%

Net Revenues

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Net revenues	$11,072	$10,828	2.3%
Percentage of net sales accounted for by top 5 direct customers (1)	47.5%	46.8%

Number of direct customers that each account for more than 10% of net sales	1	1

Percentage of gross sales accounted for by top 5 end customers (2)	33.3%	45.4%

Number of end customers that each account for more than 10% of gross sales	0	2

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct customers.

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the quarter ended September 30, 2003 as compared with the same period in the prior year is primarily attributable to an increase in unit shipments partially offset by erosion of average selling prices caused by an extremely competitive pricing environment.

The rapid semiconductor industry downturn that began in fiscal 2001 also caused over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. With reduced backlog and increased reliance on turns orders, there is more uncertainty in the Company’s ability to predict near-term revenue levels.

On October 1, 2003, the Company exercised its option to acquire SaRonix LLC of Menlo Park, California. Beginning with the quarter ending December 31, 2003, the Company’s revenues will include the revenues from SaRonix.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
	2003	2002
United States	25.6%	34.0%
Taiwan	25.3%	12.9%
China (including Hong Kong)	18.8%	15.2%
Singapore	14.0%	20.1%
Other (less than 10% each)	16.3%	17.8%

Total	100.0%	100.0%

In the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, the percentage of our net revenues derived from sales to countries in Asia increased and the percentage derived from sales to the United States decreased. These changes were primarily driven by the ongoing shift of contract manufacturing production from North America to Asia.

Gross Profit

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Net revenues	$11,072	$10,828	2.3%
Gross profit	3,218	3,268	(1.5)%
Gross profit as a percentage of net revenues (gross margin)	29.1%	30.2%

The decline in gross profit in the three months ended September 30, 2003, as compared with the same period in the prior year was due to reduced gross margin. The reduction in gross margin was due to lower factory utilization that resulted from our ongoing operational transition offshore and also due to declines in the selling prices of our products. These factors were partially offset by favorable changes in product mix. The factors causing the decline in gross profit and gross margin were also partially offset by ongoing cost reduction efforts including reduced costs from our wafer and assembly suppliers, migration of certain operations to low-cost offshore suppliers, and internal programs to reduce product cost. Future gross profit and gross margin are highly dependent on the amount and product mix of turns orders. Because of this, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Net revenues	$11,072	$10,828	2.3%
Research and development	3,210	2,918	10.0%
R&D as a percentage of net revenues	29.0%	26.9%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three months ended September 30, 2003 as compared to the same period in the previous year was primarily due to .18 micron product development costs, costs associated with Pericom Taiwan Ltd., and costs associated with the transfer of production from Chartered fab 1, which were partially offset by reduced depreciation expense from capital equipment.

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

Selling, General and Administrative

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Net revenues	$11,072	$10,828	2.3%
Selling, general and administrative	2,515	3,158	(20.4)%
S,G&A as a percentage of net revenues	22.7%	29.2%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense decrease in the three months ended September 30, 2003 as compared to the same period in the prior year was primarily due to reduced personnel costs and reduced professional fees for legal and tax matters.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley section 404 compliance may increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our goals, the Company may implement further cost-cutting actions.

Restructuring Charge

In the three months ended December 31, 2002 a $1.4 million restructuring charge related to an unused leased facility was recorded. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. On September 30, 2003, the remaining balance of the restructuring accrual was $1,109,000. There were no restructuring charges recorded in the three months ended September 30, 2002 or 2003.

Equity in Net Loss of Investee

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Equity in net loss of investee	$69	$(347)	(119.9)%

Equity in net loss of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company’s allocated portion of PTI’s results improved to a gain for the three months ended September 30, 2003 from a loss for the three months ended September 30, 2002 due to improving conditions in the China markets that PTI serves and increasing market acceptance of PTI’s new product offerings.

Interest Income

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Interest income	$992	$1,499	(33.8)%

The decrease in interest income for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily due to interest rate reductions.

Other-Than-Temporary Decline in Investment

For the three months ended September 30, 2003 and September 30, 2002, investment write-offs totaled $9,000 and $52,000, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		% Change
(In thousands)	2003	2002
Pre-tax loss	$(1,455)	$(1,708)	(14.8)%
Income tax benefit	(655)	(786)	(16.7)%
Effective tax rate	45.0%	46.0%

Our effective tax rate, which is a benefit, decreased to 45% for the three months ended September 30, 2003 from 46% in the three months ended September 30, 2002. The income tax benefit in fiscal 2004 and fiscal 2003 were the result of the carry back of the net loss in each year to prior fiscal years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred asset valuation allowance.

Liquidity and Capital Resources

	Three Months Ended September 30,		Change
(In thousands)	2003	2002
Net cash used in operating activities	$501	$210	$291
Net cash provided by investing activities	5,216	242	4,974
Net cash provided by (used in) financing activities	452	(31)	483

The Company’s net cash used in operating activities was $501,000 in the three months ended September 30, 2003 as compared to $210,000 in the same period in the prior year. The $291,000 increase in cash used was primarily due to equity in net income of investee of $69,000 in the three months ended September 30, 2003 as compared with equity in net loss of investee of $347,000 in the comparable prior year period.

The $501,000 net cash used by the Company in operating activities in the three months ended September 30, 2003 was attributable to a $1.3 million increase in accounts receivable combined with net losses of $800,000, a $777,000 increase to prepaid expenses and other current assets, a $169,000 reduction in other long term liabilities and a $69,000 equity in net income of investee, which were partially offset by a $1.4 million decrease in inventory combined with $910,000 of depreciation and amortization and a $251,000 increase to accrued liabilities.

For the three months ended September 30, 2002, the Company’s net cash used in operating activities was $210,000 and was primarily attributable to net losses of $922,000 combined with a $749,000 increase to prepaid expenses and other current assets, a $371,000 reduction to accounts payable and a $259,000 increase to inventory, which were partially offset by depreciation and amortization of $1.0 million combined with a $423,000 decrease in accounts receivable, a $347,000 equity in net loss of investee and a $255,000 increase in accrued liabilities.

The Company’s net cash provided by investing activities was $5.2 million in the three months ended September 30, 2003 as compared with $242,000 in the same period in the prior year. The approximate $5.0 million increase in cash provided was primarily due to net purchases of short-term investments in the three months ended September 30, 2003 of $6.4 million as compared with net purchases of short-term investments of $462,000 in the comparable prior year period.

The $5.2 million net cash provided by investing activities in the three months ended September 30, 2003 was primarily attributable to maturities of short-term investments of $36.4 million which was partially offset by purchases of short term investments of $30.0 million combined with $616,000 of additions to property and equipment and $497,000 of additional loans to SaRonix.

For the three months ended September 30, 2002, the Company’s net cash provided by investing activities was $242,000 and was primarily attributable to maturities of short-term investments of $89.6 million combined with a decrease in other assets of $507,000 which was partially offset by purchases of short-term investments of $89.1 million combined with additions to property and equipment of $727,000.

The Company’s cash provided by financing activities in the three months ended September 30, 2003 was $452,000 as compared to cash used in investing activities of $31,000 in the same period in the prior year. The $483,000 increase in cash provided was due to the absence of any repurchases of common stock in the current period as compared with stock repurchases of $515,000 in the comparable prior year period

The Company’s cash provided by financing activities in the three months ended September 30, 2003 of $452,000 was due to the sale of common stock in connection with option exercises and the employee stock purchase program.

The Company’s cash used in financing activities in the three months ended September 30, 2003 was due to repurchases of common stock of $515,000 that were partially offset by sales of common stock of $484,000 in connection with option exercises and the employee stock purchase program.

As of September 30, 2003, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $147.2 million as compared with $149.0 million as of June 30, 2003. Management believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital at least through the next twelve months. However, future events may require the Company to seek additional capital sooner. If the Company determines that it needs to seek additional capital, the Company may not be able to obtain such additional capital on terms acceptable to it.

On October 1, 2003, the Company exercised its option to acquire SaRonix. This acquisition was funded by previous loans made to SaRonix by the Company, which were forgiven.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2003, the Company has repurchased 274,500 shares at a cost of approximately $2.2 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

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

Our acquisition of SaRonix, and other potential future acquisitions may not be successful because we have not made acquisitions in the past.

On October 1, 2003 we exercised our option to acquire substantially all the assets and related liabilities of SaRonix LLC of Menlo Park, CA. This will be our first acquisition. In the past, we have depended on internal growth and not made any acquisitions.

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

We are not certain that we will be able to integrate the SaRonix business or any other businesses, products, technologies or personnel that may be acquired in the future. Our failure to do so could seriously harm our business.

As part of our business strategy, we expect to seek to other acquisition prospects, in addition to SaRonix, that would complement our existing product offerings, improve our market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions. For example, we previously made a bridge loan investment to a start up, high technology company, and we subsequently had to write off this loan in light of the financial condition of that company.

The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	general conditions in the semiconductor and electronic systems industries;

•	quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors; and

•	changes in earnings estimates by analysts; and price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix, LLC, which we acquired on October 1, 2003;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l., Hitachi, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first three months of fiscal 2004 and in fiscal 2003 only three other suppliers manufactured the remainder of our wafers. In fiscal 2002, five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. We have been notified by Chartered that, in March 2004, they will be shutting down one of their production facilities that is used to  manufacture our products and we will be transitioning our products to a different facility. This is a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products by Chartered to another facility subjects us to the above listed risks as well as potential yield or other production issues which could arise as a result of the change.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. We expect this trend to continue for the foreseeable future. One direct customer accounted for more than 10% of net revenues during the three months ended September 30, 2003. Sales to our top five direct customers accounted for approximately 47% of net revenues in the same period. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended September 30, 2003 and sales to our top five end-user customers accounted for approximately 33% of gross revenues in the same period.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 30, 2003 sales to our distributors were approximately 67% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended September 30, 2003, approximately 67% of our net revenues derived from sales in Asia and approximately 4% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2003, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $132.3 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2003, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter of 2004 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number		Description

2.1.		Purchase Option Agreement dated as of January 28, 2003, by and between Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

2.2		Amendment No. 1 to Purchase Option Agreement dated as of March 28, 2003, by and among Pericom Semiconductor Corporation, SaRonix, LLC and Ben Healy, filed as exhibit 2.1.1. to the Company’s Form 8-K, filed October 2, 2003 and incorporated herein by reference.

2.3		Amendment No. 2 to Purchase Option Agreement dated as of September 26, 2003 by and among Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1.2 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

10.1	*	Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options.

10.2		Lease, dated October 27, 2003, by and between Carramerica Realty Corporation as Landlord and Registrant as Tenant, as amended

31.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

b.	Reports on Form 8-K.

1)	On October 2, 2003, Pericom filed a report on Form 8-K regarding the exercise of its option to acquire substantially all the assets of SaRonix LLC.

2)	On October 21, 2003, Pericom furnished a report on Form 8-K regarding the quarterly results press release issued the same day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: November 11, 2003	By:	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

Date: November 11, 2003	By:	/s/ Michael D. Craighead
Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)