Form 10-Q
period 2003-12-27
PERICOM SEMICONDUCTOR CORP
filed 2004-02-10
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 North First Street

San Jose, California 95134

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

Yes ☒ No ☐

As of February 3, 2004 the Registrant had outstanding 25,218,635 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 31, 2003

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,239	$9,705
Short-term investments	134,486	139,285
Accounts receivable:
Trade (net of allowances of $3,372, and $3,546)	6,959	2,502
Other receivables	2,131	1,800
Inventories	12,553	9,963
Prepaid expenses and other current assets	3,766	1,301
Deferred income taxes	923	1,401

Total current assets	172,057	165,957
Property and equipment – net	6,862	6,305
Investment in and advances to joint venture	5,318	5,181
Goodwill	1,325	1,325
Deferred income taxes – noncurrent	2,312	1,085
Loans to SaRonix, LLC	—	6,703
Building held for sale	1,532	—
Intangible assets	3,248	—
Other assets	3,334	3,681

Total	$195,988	$190,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,894	$4,170
Accrued liabilities	5,463	3,125
Current portion of long-term debt	1,349	—

Total current liabilities	15,706	7,295
Long term liabilities	281	619
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: December 31, 26,004,304; June 30, 25,765,177	140,388	139,401
Accumulated other comprehensive income	497	1,129
Retained earnings	39,116	41,793

Total shareholders’ equity	180,001	182,323

Total	$195,988	$190,237

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues	$16,850	$11,132	$27,922	$21,960
Cost of revenues	12,262	7,852	20,116	15,412

Gross profit	4,588	3,280	7,806	6,548

Operating expenses:
Research and development	3,987	2,800	7,197	5,718
Selling, general and administrative	4,292	2,799	6,807	5,957
Restructuring charges	784	1,431	784	1,431

Total	9,063	7,030	14,788	13,106

Loss from operations	(4,475)	(3,750)	(6,982)	(6,558)
Equity in net income (loss) of investee	68	(323)	137	(670)
Interest income	996	1,328	1,988	2,827
Other-than-temporary decline in investments	—	(1,089)	(9)	(1,141)

Loss before income taxes	(3,411)	(3,834)	(4,866)	(5,542)
Income tax benefit	(1,536)	(1,431)	(2,191)	(2,216)

Net loss	($1,875)	($2,403)	($2,675)	($3,326)

Basic and diluted loss per share	($0.07)	($0.09)	($0.10)	($0.13)

Shares used in computing basic and diluted loss per share	25,928	25,730	25,872	25,730

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($2,675)	($3,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,262	2,026
Purchased in-process technology	360	—
Other-than-temporary decline in investment	9	1,141
(Gain) loss on sale or disposal of assets	88	(5)
Equity in net (income) loss of investee	(137)	670
Deferred income taxes	(409)	—
Changes in assets and liabilities, net of effects of purchase of SaRonix LLC:
Accounts receivable	(1,091)	707
Inventories	464	597
Prepaid expenses and other current assets	(2,227)	(2,302)
Accounts payable	2,745	35
Accrued liabilities	(381)	1,183

Net cash provided by (used in) operating activities	(992)	726

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,527)	(908)
Proceeds from sale of property and equipment	81	—
Purchase of short-term investments	(70,872)	(126,207)
Maturities of short-term investments	74,672	125,842
Cash received from SaRonix acquisition, net of transaction costs	349	—
Loan to SaRonix	(1,197)	(750)
Decrease (increase) in other assets	38	(1,686)

Net cash provided by (used in) investing activities	1,544	(3,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	987	831
Principal payments on long-term debts and capital leases	(30)	—
Repurchase of common stock	—	(1,380)

Net cash provided by (used in) financing activities	957	(549)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,534	(3,532)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,705	12,656

End of period	$11,239	$9,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	($6)	$31

Interest	($42)	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of SaRonix, LLC assets acquired	$14,053	$—
Acquisition related costs	(1,731)	—
Loans forgiven	(7,900)	—

Liabilities assumed	$4,422	$—

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2003, the results of operations for the three and six-month periods ended December 31, 2003 and 2002 and cash flows for the six months ended December 31, 2003 and 2002. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. The Company’s fiscal year 2003 ended on June 28, 2003. The three and six-month periods in fiscal years 2004 and 2003 ended on December 27, 2003 and December 28, 2002, respectively, and each period included 13 and 26 weeks, respectively. Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three wholly owned subsidiaries, SaRonix, Inc., Pericom Semiconductor (HK) Limited and Pericom Taiwan Limited Corporation. SaRonix, Inc. was formed in September, 2003 to purchase substantially all the assets and related liabilities of SaRonix, LLC effective October 1, 2003. (see Note 2) All significant intercompany balances and transactions are eliminated in consolidation.

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, and 2000 Employee Stock Purchase Plan, for the three and six-month periods ended December 31, 2003 and 2002, the Company’s net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss, as reported	($1,875)	($2,403)	($2,675)	($3,326)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,128)	(968)	(2,328)	(2,495)

Pro forma net loss	($3,003)	($3,371)	($5,003)	($5,821)

Loss per share:
Basic and diluted loss per share, as reported	($0.07)	($0.09)	($0.10)	($0.13)

Basic and diluted loss per share, pro forma	($0.12)	($0.13)	($0.19)	($0.23)

2. Business Combinations

Acquisition of Assets of SaRonix, LLC.

On October 1, 2003 the Company, acting through its wholly-owned subsidiary SaRonix, Inc., exercised its option to acquire substantially all the assets and related liabilities of privately-held SaRonix, LLC (SaRonix). Total consideration paid was approximately $7,900,000 in the form of the cancellation of previously advanced loans pursuant to the terms of a Secured Loan Agreement. The Company also incurred approximately $1,731,000 in acquisition related costs, for a total purchase price of approximately $9,631,000. SaRonix designs, manufactures and distributes industry-standard and custom frequency control products (FCP) including Crystal and Surface Acoustic Wave Oscillators, Quartz Crystals, and Timing Modules. The Company acquired SaRonix for this complementary portfolio of timing solutions.

The results of operations of SaRonix, Inc. from the date of acquisition have been included in the Company’s consolidated financial statements. The assets acquired and liabilities assumed at the date of the acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price has been allocated as follows (in thousands):

Current assets	$6,836
Property and equipment	1,109
Building held for sale	1,532
Other assets	616
Other intangible assets subject to amortization
Customer backlog	320
Core developed technology	1,280
In-process research and development	360
Supplier relationship	970
Trade name	1,030

Total assets acquired	14,053
Current liabilities	(4,422)

Total liabilities assumed	(4,422)

Net assets acquired	$9,631

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Amortization expense for the three months ended December 31, 2003 was $32,000. Amortization for the remainder of fiscal 2004 will be approximately $64,000, and amortization for each fiscal year through 2012 will be $128,000 per year and amortization for 2013 will be $32,000.

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date.

The following unaudited pro forma information shows the results of operations for the year ended June 30, 2003 and the three months ended September 30, 2003 as if the SaRonix acquisition occurred on the first day of fiscal year 2003, with the exception that the purchase accounting adjustments were estimated based on the closing date of the SaRonix acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

	Year Ended June 30, 2003	Three Months Ended September 30, 2003
Unaudited pro-forma information:
Net revenues	$63,992	$14,804

Net loss	($9,862)	($2,752)

Basic and diluted loss per share	($0.38)	($0.11)

3. Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for the three and six-month periods ended December 31, 2003 and 2002 are computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	($1,875)	($2,403)	($2,675)	($3,326)

Computation of common shares outstanding – basic loss per share:
Weighted average shares of common stock	25,928	25,730	25,872	25,730

Shares used in computing basic loss per share	25,928	25,730	25,872	25,730

Basic loss per share	($0.07)	($0.09)	($0.10)	($0.13)

Computation of common shares outstanding – diluted loss per share:
Weighted average shares of common stock	25,928	25,730	25,872	25,730
Dilutive options using the treasury stock method	—	—	—	—

Shares used in computing diluted loss per share	25,928	25,730	25,872	25,730

Diluted loss per share	($0.07)	($0.09)	($0.10)	($0.13)

For the three and six-month periods ended December 31, 2003, options to purchase 5,678,714 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive. For the three and six-month periods ended December 31, 2002, options to purchase 5,368,234 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive.

4. Inventories

Inventories consist of (in thousands):

	December 31, 2003	June 30, 2003
Raw materials	$4,558	$2,025
Work in process	3,937	2,486
Finished goods	4,058	5,452

	$12,553	$9,963

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31, 2003	June 30, 2003
Accrued compensation	$1,626	$1,240
External sales representative commissions	694	632
Restructuring accrual	1,463	653
Other accrued expenses	1,680	600

	$5,463	$3,125

6. Bank Loan and Capital Leases

Bank loan and capital leases consist of (in thousands):

	December 31, 2003	June 30, 2003
Bank loan	$1,337	$—
Capital leases	12	—

Total	$1,349	$—

Bank Loan

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. The loan has a variable interest rate of 2.5% over the 30 day LIBOR rate (1.1% at December 31, 2003) and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at December 31, 2003. At December 31, 2003, the Company had $1,337,000 outstanding under this loan classified as a current liability based on the Company’s intent to pay off this loan in connection with the sale of the building.

Capital Lease Obligations

As part of the acquisition of SaRonix (see Note 2), the Company assumed various capital leases with interest rates ranging from 6% to 16%. The remaining payments for these leases will be paid within one year. The leases are secured by the equipment acquired by SaRonix under these leases.

7. Investments and Loan to SaRonix LLC

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was approximately $2.9 million and $10.0 million at December 31, 2003 and June 30, 2003, respectively, and these amounts are recorded in other assets and loan to SaRonix LLC (see Note 2).

8. Restructuring

During the quarter ended December 31, 2002, the Company revised its estimate of a previous restructuring charge for an unused portion of its San Jose, California facility. The Company recorded a restructuring charge of $1.4 million related to this facility. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease, which expires in May 2005. The Company received notice that a sublessee would move from this facility and the Company estimated that it will not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to the continued depression in the Company’s business, the Company determined that this portion of the facility will not be utilized over the remaining lease term.

During the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $784,000 when it moved out of this facility and into a new corporate headquarters.

The following table sets forth the activity of the restructuring accrual as of December 31, 2003 (in thousands):

Balance at June 30, 2003	$1,272
Additional reserves	784
Payments	(312)

Balance at December 31, 2003	$1,744

The Company has classified $281,000 and $619,000 of this accrual in long-term liabilities and $1,463,000 and $653,000 in current accrued liabilities in the accompanying balance sheets as of December 31, 2003 and June 30, 2003, respectively.

9. Industry and Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

In each of the three and six-month periods ended December 31, 2003 and 2002 there were two direct customers that each accounted for more than 10% of net sales. The majority of the Company’s property and equipment is located within the United States.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six-month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
United States	29.0%	35.6%	27.8%	34.8%
Taiwan	18.2%	19.4%	20.9%	16.3%
China	20.1%	15.9%	19.6%	15.6%
Singapore	8.9%	11.3%	10.8%	15.6%
Other (less than 10% each)	23.8%	17.8%	20.9%	17.7%

Total	100.0%	100.0%	100.0%	100.0%

10. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six-month periods ended December 31, 2003 and 2002, comprehensive income, which was comprised of the Company’s net loss for the periods and changes in cumulative unrealized gain/(loss) on short-term investments net of tax was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	($1,875)	($2,403)	($2,675)	($3,326)
Unrealized gain/(loss) on investment	(240)	149	(657)	835
Translation gain/(loss)	(21)	—	25	—

Comprehensive loss	($2,136)	($2,254)	($3,307)	($2,491)

11. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. The Company has purchased a total of 274,500 shares at a total cost of approximately $2.2 million as of December 31, 2003.

12. Commitments

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments, including leases on facilities being abandoned (see Note 8), at December 31, 2003 are as follows (in thousands):

	Fiscal Year Ending June 30,
Fiscal Year	2004(1)	2005	2006	2007	2008	Thereafter
Operating lease payments	$636	$962	$978	$966	$963	$5,831

(1)	Represents remaining six months of fiscal year

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

Significant Events

On October 1, 2003, Pericom Semiconductor Corporation, acting through its wholly-owned subsidiary SaRonix, Inc. (“SaRonix”), exercised its option to acquire substantially all of the assets and related liabilities of SaRonix, LLC (see Note 2 to the condensed consolidated financial statements). Beginning with the three months ended December 31, 2003, the Company’s operating results include the operations of SaRonix.

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

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. Approximately 51% of our sales are to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgments and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.8%	70.5%	72.0%	70.2%

Gross profit	27.2%	29.5%	28.0%	29.8%

Operating expenses:
Research and development	23.7%	25.2%	25.8%	26.0%
Selling, general and administrative	25.4%	25.1%	24.4%	27.1%
Restructuring charge	4.7%	12.9%	2.8%	6.5%

Total	53.8%	63.2%	53.0%	59.6%

Loss from operations	(26.6%)	(33.7%)	(25.0%)	(29.8%)
Equity in net loss of investee	0.4%	(2.9%)	0.5%	(3.1%)
Interest income	6.0%	12.0%	7.1%	12.9%
Other-than-temporary decline in investment	0.0%	(9.8%)	0.0%	(5.2%)

Loss before income taxes	(20.2%)	(34.4%)	(17.4%)	(25.2%)
Income tax benefit	(9.1%)	(12.8%)	(7.8%)	(10.1%)

Net loss	(11.1%)	(21.6%)	(9.6%)	(15.1%)

Net Revenues

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Net revenues	$16,850	$11,132	51.4%	$27,922	$21,960	27.1%
Percentage of net sales accounted for by top 5 direct customers (1)	36.8%	48.0%		42.8%	46.0%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

Percentage of gross sales accounted for by top 5 end customers (2)	29.9%	38.0%		31.1%	42.0%

Number of end customers that each account for more than 10% of gross sales	0	2		0	2

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.

(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire SaRonix LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues include revenues of $4.7 million from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 also caused over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. Even with the mild recovery that appears to be currently taking place, there is still significant reliance on turns orders. With reliance on turns orders, there is uncertainty in the Company’s ability to predict future revenue levels.

Net revenues consist primarily of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three and six-month periods ended December 31, 2003 as compared with the same periods in the prior year is primarily attributable to the acquisition of SaRonix Inc. The increase in revenues is also attributable to the mild recovery that appears to be taking place in the end markets the Company serves.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six-month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
United States	29.0%	35.6%	27.8%	34.8%
Taiwan	18.2%	19.4%	20.9%	16.3%
China	20.1%	15.9%	19.6%	15.6%
Singapore	8.9%	11.3%	10.8%	15.6%
Other (less than 10% each)	23.8%	17.8%	20.9%	17.7%

Total	100.0%	100.0%	100.0%	100.0%

For the three and six-month periods ended December 31, 2003 as compared with the same periods in the prior year the percentage of our net revenues derived from sales to countries in Asia increased and the percentage derived from sales to the United States decreased. These changes were primarily driven by the SaRonix acquisition. and the ongoing shift of contract manufacturing production from North America to Asia.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Net revenues	$16,850	$11,132	51.4%	$27,922	$21,960	27.1%
Gross profit	4,588	3,280	39.9%	7,806	6,548	19.2%
Gross profit as a percentage of net revenues (gross margin)	27.2%	29.5%		28.0%	29.8%

The increase in gross profit in the three and six-month periods ended December 31, 2003, as compared with the same periods in the prior year was primarily due to gross profit of $864,000 provided by SaRonix and, to a lessor extent, the mild recovery of the semiconductor industry that appears to be currently taking place. The reduction in gross margin for the same periods was also primarily due to lower gross margins from the sale of inventory acquired from SaRonix that was written up by $573,000 to fair value in connection with the acquisition and to severance costs of $107,000 related to a November 2003 reduction in workforce, which were partially offset by improvements in product mix and the growth of net revenues. Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Net revenues	$16,850	$11,132	51.4%	$27,922	$21,960	27.1%
Research and development	3,987	2,800	42.4%	7,197	5,718	25.9%
R&D as a percentage of net revenues	23.7%	25.2%		25.8%	26.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three and six-month periods ended December 31, 2003 as compared to the same periods in the previous year was primarily due to the acquisition of SaRonix. Research and development costs of SaRonix were $864,000 for the three and six months ended December 31, 2003. In addition, $360,000 of in-process research and development acquired from SaRonix was written off during these periods. Other factors that contributed to the expense increase were costs of $163,000 and $298,000 in the three and six-month periods ended December 31, 2003, respectively, that were associated with Pericom Taiwan Ltd. which commenced operations in June 2003.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control as business conditions warrant. If business conditions deteriorate or the rate of improvement does not meet plan, the Company may implement further cost-cutting actions.

Selling, General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Net revenues	$16,850	$11,132	51.4%	$27,922	$21,960	27.1%
Selling, general and administrative	4,292	2,799	53.3%	6,807	5,957	14.3%
S,G&A as a percentage of net revenues	25.5%	25.1%		24.4%	27.2%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in the three and six-month periods ended December 31, 2003 as compared to the same periods in the prior year was primarily due to the acquisition of SaRonix. Costs of $1.4 million relate to the operations of SaRonix for these periods. In addition, customer backlog acquired from SaRonix, with a fair value of $320,000 was amortized during these periods.

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

Restructuring Charge

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Net revenues	$16,850	$11,132	51.4%	$27,922	$21,960	27.1%
Restructuring charge	784	1,431	(45.2%)	784	1,431	(45.2%)
Restructuring charge as a percentage of net revenues	4.7%	12.9%		2.8%	6.5%

In the three months ended December 31, 2002 a $1.4 million restructuring charge related to an unused portion of a leased facility was recorded. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. In the three months ended December 31, 2003 a $784,000 restructuring charge related to another leased facility was recorded when the Company vacated that facility completely and moved to a new corporate headquarters. On December 31, 2003, the remaining balance of the restructuring accrual was $1.7 million.

Equity in Net Loss of Investee

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	Change	2003	2002	Change
Equity in net income (loss) of investee	$68	($323)	$391	$137	($670)	$807

Equity in net loss of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company’s allocated portion of PTI’s results improved to a gain for the three and six-month periods ended December 31, 2003 from a loss for the comparable periods in the prior year due to improving conditions in the China markets that PTI serves and increasing market acceptance of PTI’s new product offerings.

Interest Income

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Interest income	$996	$1,328	(25.0%)	$1,988	$2,827	(29.7%)

The decrease in interest income for the three and six-month periods ended December 31, 2003 as compared to the comparable prior year periods was due to a combination of less invested capital, lower interest rates as older higher yielding investments matured and were reinvested at current rates and reduced capital gains as certain investments were sold at a profit in the prior years three and six-month periods.

Provision for Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Pre-tax loss	($3,411)	($3,834)	(11.0%)	($4,866)	($5,542)	(12.2%)
Income tax benefit	(1,536)	(1,431)	7.3%	(2,191)	(2,216)	(1.1%)
Effective tax rate	45.0%	37.3%		45.0%	40.0%

Our effective tax rate, which is a benefit, is 45% for the three and six-month periods ended December 31, 2003. The income tax benefit in fiscal 2003 was the result of the carry back of the net loss to prior fiscal years. The income tax benefit in fiscal 2004 is the result of a deferred tax asset being recorded to carry forward the net loss to future years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

	Six Months Ended December 31,
(In thousands)	2003	2002	Change
Net cash provided by (used in) operating activities	($992)	$726	($3,712)
Net cash provided by (used in) investing activities	1,544	(3,709)	7,217
Net cash provided by (used in) financing activities	957	(549)	1,536

As of December 31, 2003, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $145.7 million as compared with $149.0 million as of June 30, 2003.

The Company’s net cash used in operating activities was $992,000 in the six months ended December 31, 2003 as compared to $726,000 of cash provided by operating activities in the comparable prior year period. The increase in cash used was primarily due to equity in net income of investee of $137,000, deferred income taxes of $409,000 and a $1.1 million increase in accounts receivable due to increased sales for the three months ended December 31, 2003 partially offset by a $2.7 million increase in accounts payable due to increased purchases of inventory to support the expected increase in sales.

The Company’s cash provided from investing activities of $1.5 million for the six months ended December 31, 2003 is primarily due to maturities of short-term investments exceeding purchases by $3.8 million and loans to SaRonix of $1.2 million partially offset by purchases of property and equipment of $1.5 million. The Company’s cash used in investing activities of $3.7 million for the six months ended December 31, 2002 is primarily due to $908,000 of purchases of property and equipment, loans provided to SaRonix of $750,000 and an investment of $2.0 million in the common stock of a private company.

The Company’s cash provided by financing activities in the six months ended December 31, 2003 of $957,000 was primarily due to the sale of common stock from the Company’s employee stock plans. The Company’s cash used from financing activities in the six months ended December 31, 2002 was $549,000 due to proceeds received form the sale of common stock from the Company’s employee stock plans of $831,000 offset by the repurchase of common stock by the Company of $1.4 million.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2003, the Company has repurchased 274,500 shares at a cost of approximately $2.2 million. The Company did not repurchase any shares during the six months ended December 31, 2003 The Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

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

Commitments

The Company leases certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have at multiple options to extend for an additional three or five years upon termination of the original lease term or previously exercised option to extend.

The future minimum operating lease commitments at December 31, 2003 are as follows (in thousands):

	Fiscal Year Ending June 30,
Fiscal Year	2004(1)	2005	2006	2007	2008	Thereafter
Operating lease payments	$636	$962	$978	$966	$963	$5,831

(1)	Represents remaining six months of fiscal year

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at December 31, 2003. The Company’s intent is to pay off this loan in connection with the sale of the building.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of SaRonix and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company’s Form 10-K under the heading “Risk Factors; Factors That May Affect Future Results”, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Our results of operations have been adversely affected by the global economic slowdowns in the past.

For over two years, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, threat of terrorism, and reduced corporate profits and capital spending. As a result of these unfavorable conditions, our new customer order rates have stabilized at a much lower level than in the past. Although economic conditions have improved somewhat in the quarter ended December 31, 2003, a resumption of global economic slowing may materially and adversely affect our business, financial condition and results of operations.

Downturns in the semiconductor industry, rapidly changing technology, accelerated selling price erosion and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards. We believe that the semiconductor industry is currently in such a downturn. Our net revenues may continue to be adversely affected if this downturn continues. In the future, we may experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

On October 1, 2003 we exercised our option to acquire substantially all the assets and related liabilities of SaRonix LLC of Menlo Park, CA. This was our first acquisition. Prior to this, we have depended on internal growth and not made any acquisitions.

The SaRonix acquisition and other potential future acquisitions could result in the following:

•	large one-time write-offs;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations.

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets; and

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer a comprehensive portfolio of silicon and quartz based products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l., Hitachi, Integrated Circuit Systems, Inc.,

Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first six months of fiscal 2004 only four other suppliers manufactured the remainder of our wafers. In fiscal 2003 only three other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. We have been notified by Chartered that, in March 2004, they will be shutting down one of their production facilities that is used to manufacture our products and we are transitioning our products to different facilities. This is a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems which could arise as a result of the change.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 69 patents covering certain aspects of our product designs and have at least 23 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

The manufacture and assembly of our products are highly complex and sensitive to a wide variety of factors, including:

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core IC business. In general we expect this trend to continue for the foreseeable future. Two direct customers each accounted for more than 10% of net revenues during the three and six-month periods ended December 31, 2003 and 2002. As a percentage of net revenues, sales to our top five direct customers for the three and six-month periods ended December 31, 2003 declined from the same periods in the prior year primarily due to the acquisition of SaRonix, Inc. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three or six months ended December 31, 2003. Two end-user customers individually accounted for more than 10% of our gross revenues in the three and six-month periods ended December 31, 2002. This decline, as well as the decline in percentage of gross sales accounted for by our top five end-user customers in the same periods, was also primarily due to the SaRonix acquisition. We expect this trend of less end-customer concentration to continue as a result of the SaRonix acquisition.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended December 31, 2003 sales to our distributors were approximately 51% of net revenues as compared to 67% of net revenues in the three months ended September 30, 2003. The decrease in percentage of sales to our distributors in the three months ended December 31, 2003 was a result of the SaRonix acquisition. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the six months ended December 31, 2003, approximately 63% of our net revenues derived from sales in Asia and approximately 6% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

At December 31, 2003, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $134.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2003, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4.	Controls and Procedures.

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter of 2004 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on December 17, 2003 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

	Name of Director	Votes For	Votes Withheld
	Alex Chi-Ming Hui	22,468,703	422,058
	Chi-Hung (John) Hui, Ph.D.	22,612,689	278,072
	Hau L. Lee, Ph.D.	22,501,074	389,687
	Millard (Mel) Phelps	22,500,074	390,687
	Tay Thiam Song	22,420,886	469,875
	Jeffrey Young	22,550,936	339,825

		Votes For	Votes Against	Votes Abstained
2.	To ratify and approve the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year ending June 26, 2004.	22,237,182	649,842	3,737

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description

2.1	Purchase Option Agreement dated as of January 28, 2003, by and between Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

2.2	Amendment No. 1 to Purchase Option Agreement dated as of March 28, 2003, by and among Pericom Semiconductor Corporation, SaRonix, LLC and Ben Healy, filed as exhibit 2.1.1. to the Company’s Form 8-K, filed October 2, 2003 and incorporated herein by reference.

2.3	Amendment No. 2 to Purchase Option Agreement dated as of September 26, 2003 by and among Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1.2 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

10.1*	Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.2	Lease, dated October 27, 2003, by and between Carramerica Realty Corporation as Landlord and Registrant as Tenant, as amended, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

b.	Reports on Form 8-K.

1)	On October 2, 2003 Pericom filed a report on Form 8-K that regarding the exercise of Pericom’s option to acquire substantially all the assets and related liabilities of SaRonix LLC.

2)	On October 21, 2003 Pericom filed a report on Form 8-K that was regarding the quarterly results press release issued the same day.

3)	On December 15, 2003 Pericom filed a report on Form 8-K that was an amendment to the report on Form 8-K filed on October 2, 2003. This report included the required financial statements and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: February 10, 2004	By:	/s/ Alex C. Hui

Alex C. Hui Chief Executive Officer

Date: February 10, 2004	By:	/s/ Michael D. Craighead

Michael D. Craighead Chief Financial Officer (Chief Accounting Officer)