Form 10-Q
period 2004-03-27
PERICOM SEMICONDUCTOR CORP
filed 2004-05-11
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

As of May 5, 2004 the Registrant had outstanding 26,399,300 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,956	$9,705
Short-term investments	129,273	139,285
Accounts receivable:
Trade (net of allowances of $3,582, and $3,546)	7,187	2,502
Other receivables	2,105	1,800
Inventories	15,288	9,963
Prepaid expenses and other current assets	1,855	1,301
Deferred income taxes	1,796	1,401

Total current assets	171,460	165,957
Property and equipment – net	6,283	6,305
Investment in and advances to joint venture	5,466	5,181
Goodwill	1,325	1,325
Deferred income taxes – noncurrent	3,411	1,085
Loans to SaRonix, LLC	—	6,703
Building held for sale	1,532	—
Intangible assets – net	2,998	—
Other assets	3,942	3,681

Total	$196,417	$190,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,535	$4,170
Accrued liabilities	5,571	3,125
Current portion of long-term debt	1,291	—

Total current liabilities	15,397	7,295
Long term liabilities	113	619
Shareholders’ equity:
Common stock, 60,000,000 shares authorized; Shares outstanding: March 31, 26,291,197; June 30, 25,765,177	141,196	139,401
Accumulated other comprehensive income	689	1,129
Retained earnings	39,022	41,793

Total shareholders’ equity	180,907	182,323

Total	$196,417	$190,237

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues	$18,466	$11,492	$46,388	$33,452
Cost of revenues	12,275	8,028	32,391	23,441

Gross profit	6,191	3,464	13,997	10,011

Operating expenses:
Research and development	3,451	2,758	10,648	8,476
Selling, general and administrative	4,277	2,673	11,084	8,630
Restructuring charges	—	—	784	1,431

Total	7,728	5,431	22,516	18,537

Loss from operations	(1,537)	(1,967)	(8,519)	(8,526)
Equity in net income (loss) of investee	148	(169)	285	(839)
Interest income	1,020	1,193	3,008	4,020
Other-than-temporary recovery (decline) in investments	4	(1)	(5)	(1,142)

Loss before income taxes	(365)	(944)	(5,231)	(6,487)
Income tax benefit	(269)	(313)	(2,460)	(2,530)

Net loss	$(96)	$(631)	$(2,771)	$(3,957)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.11)	$(0.15)

Shares used in computing basic and diluted loss per share	26,166	25,717	25,970	25,726

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,771)	$(3,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,227	2,975
Purchased in-process technology	360	—
Other-than-temporary decline in investment	5	1,142
(Gain) loss on sale or disposal of assets	143	(21)
Equity in net (income) loss of investee	(285)	839
Deferred income taxes	(2,538)	—
Changes in assets and liabilities, net of effects of purchase of SaRonix LLC:
Accounts receivable	(1,293)	1,246
Inventories	(2,271)	(794)
Prepaid expenses and other current assets	(316)	(417)
Accounts payable	2,386	(18)
Accrued liabilities	(441)	1,366

Net cash provided by (used in) operating activities	(3,794)	2,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,099)	(1,101)
Proceeds from sale of property and equipment	83	101
Purchase of short-term investments	(114,720)	(150,598)
Maturities of short-term investments	124,083	151,038
Cash received from SaRonix acquisition, net of transaction costs	518	—
Loan to SaRonix	(1,197)	(5,203)
Increase in other assets	(356)	(1,486)

Net cash provided by (used in) investing activities	6,312	(7,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,795	1,180
Principal payments on long-term debts and capital leases	(88)	—
Repurchase of common stock	—	(1,777)

Net cash provided by (used in) financing activities	1,707	(597)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,251	(5,485)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,705	12,656

End of period	$13,956	$7,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for:
Income taxes	$(33)	$2,120

Interest	$(42)	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of SaRonix, LLC assets acquired	$14,053	$—
Acquisition related costs	(1,731)	—
Loans forgiven	(7,900)	—

Liabilities assumed	$4,422	$—

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2004, the results of operations for the three and nine-month periods ended March 31, 2004 and 2003 and cash flows for the nine months ended March 31, 2004 and 2003. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. The Company’s fiscal year 2003 ended on June 28, 2003. The three and nine-month periods in fiscal years 2004 and 2003 ended on March 27, 2004 and March 29, 2003, respectively, and each period included 13 and 39 weeks, respectively. Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

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

Stock Based Compensation

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, and 2000 Employee Stock Purchase Plan, for the three and nine-month periods ended March 31, 2004 and 2003, the Company’s net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss, as reported	$(96)	$(631)	$(2,771)	$(3,957)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,142)	(1,534)	(3,289)	(4,803)

Pro forma net loss	$(1,238)	$(2,165)	$(6,060)	$(8,760)

Loss per share:
Basic and diluted loss per share, as reported	$(0.00)	$(0.02)	$(0.11)	$(0.15)

Basic and diluted loss per share, pro forma	$(0.05)	$(0.08)	$(0.23)	$(0.34)

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

Current assets	$7,005
Property and equipment	1,173
Building held for sale	1,532
Other assets	616
Other intangible assets subject to amortization :
Customer backlog	320
Core developed technology	1,189
In-process research and development	360
Supplier relationship	901
Trade name	957

Total assets acquired	14,053
Current liabilities	(4,422)

Total liabilities assumed	(4,422)

Net assets acquired	$9,631

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Amortization expense for the three months ended March 31, 2004 was $20,000. Amortization for the remainder of fiscal 2004 will be approximately $40,000, and amortization for each fiscal year through 2012 will be $119,000 per year and amortization for 2013 will be $32,000.

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

	Nine Months Ended March 31,
Unaudited pro-forma information:	2004	2003
Net revenues	$50,120	$45,946

Net loss	$(4,723)	$(11,157)

Basic and diluted loss per share	$(0.18)	$(0.43)

3. Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for the three and nine-month periods ended March 31, 2004 and 2003 are computed as follows (in thousands, except for per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(96)	$(631)	$(2,771)	$(3,957)
Computation of common shares outstanding – basic loss per share:
Weighted average shares of common stock	26,166	25,717	25,970	25,726

Shares used in computing basic loss per share	26,166	25,717	25,970	25,726

Basic loss per share	$(0.00)	$(0.02)	$(0.11)	$(0.15)

Computation of common shares outstanding – diluted loss per share:
Weighted average shares of common stock	26,166	25,717	25,970	25,726
Dilutive options using the treasury stock method	—	—	—	—

Shares used in computing diluted loss per share	26,166	25,717	25,970	25,726

Diluted loss per share	$(0.00)	$(0.02)	$(0.11)	$(0.15)

For the three and nine-month periods ended March 31, 2004, options to purchase 5,429,138 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive. For the three and nine-month periods ended March 31, 2003, options to purchase 5,238,258 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive.

4. Inventories

Inventories consist of (in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$5,932	$5,452
Work in process	3,859	2,486
Finished goods	5,497	2,025

	$15,288	$9,963

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2004	June 30, 2003
Accrued compensation	$2,087	$1,240
External sales representative commissions	970	632
Restructuring accrual	1,127	653
Other accrued expenses	1,387	600

	$5,571	$3,125

6. Long Term Debt

Bank Loan

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. The loan has a variable interest rate of 2.5% over the 30 day LIBOR rate (1.1% at March 31, 2004) and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at March 31, 2004. At March 31, 2004, the Company had $1,291,000 outstanding under this loan classified as a current liability based on the Company’s intent to pay off this loan in connection with the sale of the building.

Capital Lease Obligations

As part of the acquisition of SaRonix (see Note 2), the Company assumed various capital leases with interest rates ranging from 6% to 16%. These leases were paid in full as of March 31, 2004.

7. Investments and Loans to SaRonix LLC

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was approximately $2.9 million and $10.0 million at March 31, 2004 and June 30, 2003, respectively, and these amounts are recorded in other assets and loans to SaRonix LLC (see Note 2).

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

During the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $784,000 when it moved out of this facility and into a new corporate headquarters. There were no restructuring charges recorded in the quarter ended March 31, 2004.

The following table sets forth the activity of the restructuring accrual as of March 31, 2004 (in thousands):

Balance at June 30, 2003	$1,272
Additional reserves	784
Payments	(816)

Balance at March 31, 2004	$1,240

The Company has classified $113,000 and $619,000 of this accrual in long-term liabilities and $1,127,000 and $653,000 in current accrued liabilities in the accompanying balance sheets as of March 31, 2004 and June 30, 2003, respectively.

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

The following table sets forth significant customers for the three and nine-month periods ended March 31, 2004 and 2003.

There were no direct customers that individually accounted for more than 10% of net sales in the three months ended March 31, 2004. In the nine months ended March 31, 2004 there was one direct customer that accounted for 12% of net sales. In the three months ended March 31, 2003, there were three direct customers that individually accounted for 12%, 11% and 10% of net sales. In the nine months ended March 31, 2003 there were two direct customers that individually accounted for 14% and 11% of net sales. The majority of the Company’s property and equipment is located within the United States.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
United States	29.8%	29.8%	28.5%	33.1%
China	17.6%	16.6%	18.8%	15.9%
Taiwan	16.5%	19.5%	19.1%	17.4%
Singapore	11.1%	11.1%	10.9%	14.0%
Other (less than 10% each)	25.0%	23.0%	22.7%	19.6%

Total	100.0%	100.0%	100.0%	100.0%

10. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine-month periods ended March 31, 2004 and 2003, comprehensive income, which was comprised of the Company’s net loss for the periods and changes in cumulative unrealized gain/(loss) on short-term investments net of tax was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(96)	$(631)	$(2,771)	$(3,957)
Unrealized gain (loss) on investment	82	51	(575)	885
Translation gain (loss)	109	—	133	—

Comprehensive income (loss)	$95	$(580)	$(3,213)	$(3,072)

11. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom’s common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom’s stock on July 23, 2002. No shares were repurchased in the three months ended March 31, 2004. The Company has purchased a total of 274,500 shares at a total cost of approximately $2.2 million as of March 31, 2004.

12. Commitments

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments, including leases on abandoned facilities (see Note 8), at March 31, 2004 are as follows (in thousands):

	Fiscal Year Ending June 30,
Fiscal Year	2004(1)	2005	2006	2007	2008	Thereafter
Operating lease payments	$712	$1,733	$1,089	$966	$963	$5,831

(1)	Represents remaining three months of fiscal year

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

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three months ended March 31, 2004 approximately 57% of our sales were to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgments and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.5%	69.9%	69.8%	70.1%

Gross profit	33.5%	30.1%	30.2%	29.9%

Operating expenses:
Research and development	18.7%	24.0%	23.0%	25.3%
Selling, general and administrative	23.1%	23.3%	23.9%	25.8%
Restructuring charge	0.0%	0.0%	1.7%	4.3%

Total	41.8%	47.3%	48.6%	55.4%

Loss from operations	(8.3)%	(17.2)%	(18.4)%	(25.5)%
Equity in net income (loss) of investee	0.8%	(1.5)%	0.6%	(2.5)%
Interest income	5.5%	10.4%	6.5%	12.0%
Other-than-temporary decline in investment	0.0%	0.0%	0.0%	(3.4)%

Loss before income taxes	(2.0)%	(8.3)%	(11.3)%	(19.4)%
Income tax benefit	(1.5)%	(2.7)%	(5.3)%	(7.6)%

Net loss	(0.5)%	(5.6)%	(6.0)%	(11.8)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$18,466	$11,492	60.7%	$46,388	$33,452	38.7%
Percentage of net sales accounted for by top 5 direct customers (1)	40.4%	48.1%		41.2%	45.7%

Number of direct customers that each account for more than 10% of net sales	0	3		1	2

Percentage of gross sales accounted for by top 5 end customers (2)	29.2%	37.3%		30.1%	40.2%

Number of end customers that each account for more than 10% of gross sales	0	0		0	2

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire SaRonix LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues for the three and nine-month periods ended March 31, 2004 of $5.0 million and $9.7 million, respectively, from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. Even with the recovery that is currently taking place, there is still significant reliance on turns orders. With such a reliance on turns orders, it is difficult for the Company to predict future revenue levels.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three and nine-month periods ended March 31, 2004 as compared with the same periods in the prior year is primarily attributable to the acquisition of SaRonix. The increase in revenues is also attributable to the recovery currently taking place in the end markets the Company serves and to customer acceptance of the Company’s new product offerings. The recovery has resulted in an increase in unit volumes shipped in our core integrated circuit business and, along with favorable changes to product mix, a slight improvement in average selling price.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
United States	29.8%	29.8%	28.5%	33.1%
China	17.6%	16.6%	18.8%	15.9%
Taiwan	16.5%	19.5%	19.1%	17.4%
Singapore	11.1%	11.1%	10.9%	14.0%
Other (less than 10% each)	25.0%	23.0%	22.7%	19.6%

Total	100.0%	100.0%	100.0%	100.0%

For the three months ended March 31, 2004, as compared with the same period in the prior year, the effect of the ongoing shift of contract manufacturing production from North America to Asia on our net revenues was largely offset by the SaRonix acquisition which has a higher concentration of sales in North America. For the nine-month period ended March 31, 2004 as compared with the same period in the prior year the percentage of our net revenues derived from sales to China, Taiwan and Singapore combined increased slightly and the percentage derived from sales to the United States decreased. These changes were primarily driven by the ongoing shift of contract manufacturing production from North America to Asia which was partially offset by the SaRonix acquisition.

Gross Profit

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change

Net revenues	$18,466	$11,492	60.7%	$46,388	$33,452	38.7%
Gross profit	6,191	3,464	78.7%	13,997	10,011	39.8%
Gross profit as a percentage of net revenues (gross margin)	33.5%	30.1%		30.2%	29.9%

The increase in gross profit in the three and nine-month periods ended March 31, 2004, as compared with the same periods in the prior year was primarily due to an increase in the sales of our core integrated circuit products, which in turn is a result of the current semiconductor industry recovery, which benefits gross profit by increasing unit volume sold, and, to a lesser extent, the gross profit provided by SaRonix. The improvement in gross margin for the three months ended March 31, 2004, as compared with the same period in the prior year, is due to the increase in sales of our core integrated circuit products, to a somewhat improved pricing environment, and to an improved mix of our integrated circuit products. The slight improvement in gross margin for the nine months ended March 31, 2004, as compared with the same period in the prior year, is due to the increase in sales of our core integrated circuit products offset in part by lower gross margins from the sale of inventory acquired from SaRonix that was written up by $573,000 to fair value in connection with the acquisition and to severance costs of $107,000 related to a November 2003 reduction in workforce. Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$18,466	$11,492	60.7%	$46,388	$33,452	38.7%
Research and development	3,451	2,758	25.1%	10,648	8,476	25.6%
R&D as a percentage of net revenues	18.7%	24.0%		23.0%	25.3%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three and nine-month periods ended March 31, 2004 as compared to the same periods in the previous year was primarily due to the acquisition of SaRonix. Research and development costs of SaRonix were $490,000 and $1,354,000, respectively for the three and nine months ended March 31, 2004. In addition, $360,000 of in-process research and development acquired from SaRonix was written off during the nine month period ended March 31, 2004. Other factors that contributed to the expense increase were costs of $116,000 and $414,000 in the three and nine-month periods ended March 31, 2004, respectively, that were associated with Pericom Taiwan Ltd. which commenced operations in June 2003.

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

Selling, General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$18,466	$11,492	60.7%	$46,388	$33,452	38.7%
Selling, general and administrative	4,277	2,673	60.0%	11,084	8,630	28.4%
S,G&A as a percentage of net revenues	23.2%	23.3%		23.9%	25.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in the three and nine-month periods ended March 31, 2004 as compared to the same periods in the prior year was primarily due to the acquisition of SaRonix. Costs of $969,000 and $2.4 million relate to the operations of SaRonix for the three and nine months ended March 31, 2004, respectively. In addition, customer backlog acquired from SaRonix, with a fair value of $320,000 was amortized during the nine-month period ended March 31, 2004.

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

Restructuring Charge

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2004	2003	2004	2003
Restructuring charge	—	—	$784	$1,431

In the three months ended December 31, 2002 a $1.4 million restructuring charge related to an unused portion of a leased facility was recorded. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. In the three months ended December 31, 2003 a $784,000 restructuring charge related to another leased facility was recorded when the Company vacated that facility completely and moved to a new corporate headquarters. This restructuring accrual is expected to be fully depleted in the first quarter of fiscal 2005, when the lease terminates. On March 31, 2004, the remaining balance of the restructuring accrual was $1.2 million.

Equity in Net Income (Loss) of Investee

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	Change	2004	2003	Change
Equity in net income (loss) of investee	$148	$(169)	$317	$285	$(839)	$1,124

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company’s allocated portion of PTI’s results improved to a gain for the three and nine-month periods ended March 31, 2004 from a loss for the comparable periods in the prior year due to improving conditions in the China markets that PTI serves and increasing market acceptance of PTI’s new product offerings.

Interest Income

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Interest income	$1,020	$1,193	(14.5)%	$3,008	$4,020	(25.2)%

The decrease in interest income for the three and nine-month periods ended March 31, 2004 as compared to the comparable prior year periods was due to a combination of less invested capital, lower interest rates as older higher yielding investments matured and were reinvested at current rates and reduced capital gains as certain investments were sold at a profit in the prior years three and nine-month periods.

Provision for Income Taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Pre-tax loss	$(365)	$(944)	(61.3)%	$(5,231)	$(6,487)	(19.4)%
Income tax benefit	(269)	(313)	(14.1)%	(2,460)	(2,530)	(2.8)%
Effective tax rate	73.7%	33.2%		47.0%	39.0%

Our effective tax rate, which is a benefit, is 47% for the nine-month period ended March 31, 2004. The income tax benefit in the three months ended March 31, 2004 is the result of an adjustment required to achieve a 47% year to date rate. The income tax benefit in fiscal 2003 was the result of the carry back of the net loss to prior fiscal years. The income tax benefit in fiscal 2004 is the result of a deferred tax asset being recorded to carry forward the net loss to future years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended March 31,
(In thousands)	2004	2003	Change
Net cash provided by (used in) operating activities	$(3,794)	$2,361	$(6,155)
Net cash provided by (used in) investing activities	6,312	(7,249)	13,561
Net cash provided by (used in) financing activities	1,707	(597)	2,304

As of March 31, 2004, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $143.2 million as compared with $149.0 million as of June 30, 2003.

The Company’s net cash used in operating activities of $3.8 million in the nine months ended March 31, 2004 was primarily due to net losses of $2.8 million, a $2.5 million increase in deferred income taxes, a $1.3 million increase in accounts receivable and a $2.3 million increase in inventories partially offset by depreciation and amortization of $3.2 million and an increase to accounts payable of $2.4 million. These are net of the fair value of the assets acquired and liabilities assumed of SaRonix LLC described in Note 2 to the condensed consolidated financial statements. The Company’s cash provided by operating activities of $2.4 million in the nine months ended March 31, 2003 was primarily due to net losses of $4.0 million offset by depreciation and amortization of $3.0 million, and other-than-temporary decline in investment of $1.1 million, a $1.2 million decrease in accounts receivable and a $1.4 million increase to accrued liabilities.

The Company’s cash provided by investing activities of $6.3 million for the nine months ended March 31, 2004 is primarily due to maturities of short-term investments exceeding purchases by $9.4 million partially offset by loans to SaRonix of $1.2 million and purchases of property and equipment of $2.1 million. The Company’s cash used in investing activities of $7.2 million for the nine months ended March 31, 2003 is primarily due to $1.1 million of purchases of property and equipment, loans provided to SaRonix of $5.2 million and an investment of $2.0 million in the common stock of a private company.

The Company’s cash provided by financing activities in the nine months ended March 31, 2004 of $1.7 million was primarily due to the sale of common stock from the Company’s employee stock plans. The Company’s cash used in financing activities in the nine months ended March 31, 2003 was $597,000 due to the repurchase of common stock by the Company of $1.8 million, which was offset by proceeds received from the sale of common stock from the Company’s employee stock plan of $1.2 million.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2004, the Company has repurchased 274,500 shares at a cost of approximately $2.2 million. The Company did not repurchase any shares during the nine months ended March 31, 2004. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

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

Contractual Obligations and Commitments

The Company leases certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

The future minimum operating lease commitments at March 31, 2004 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Operating lease payments	$11,305	$1,954	$2,241	$1,935	$5,175

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at March 31, 2004. The Company’s intent is to pay off this loan in connection with the sale of the building.

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

In the past, the global economy has experienced economic slowdowns that were due to many factors, including decreased consumer confidence, unemployment, the threat of terrorism, and reduced corporate profits and capital spending. These unfavorable conditions have resulted in significant declines in our new customer order rates. Any future global economic slowing may materially and adversely affect our business, financial condition and results of operations.

Downturns in the semiconductor industry, rapidly changing technology, accelerated selling price erosion and evolving industry standards can harm our operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns—characterized by diminished product demand, accelerated erosion of selling prices and overcapacity—as well as rapidly changing technology and evolving industry standards In the future, we may experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first nine months of fiscal 2004 only four other suppliers manufactured the remainder of our wafers. In fiscal 2003 only three other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Chartered shut down one of their production facilities that is used to manufacture our products. We have transitioned the production of these products to different facilities. This was a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems which could arise as a result of the change.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 76 patents covering certain aspects of our product designs and have at least 23 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. In general we expect this trend to continue for the foreseeable future. There were no direct customers that individually accounted for more than 10% of net revenues during the three month period ended March 31, 2004. In the nine months ended March 31, 2004 one direct customer accounted for more than 10% of net revenues. In the three and nine-month periods ended March 31, 2003 the number of direct customers that individually accounted for more than 10% of net revenues were three and two, respectively. As a percentage of net revenues, sales to our top five direct customers for the three and nine-month periods ended March 31, 2004 declined from the same periods in the prior year primarily due to the acquisition of SaRonix, Inc. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three or nine months ended March 31, 2004. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended March 31, 2003. Two end-user customers individually accounted for more than 10% of our gross revenues in the nine-month period ended March 31, 2003. This decline, as well as the decline in percentage of gross sales accounted for by our top five end-user customers in the same periods, was also primarily due to the SaRonix acquisition. We expect this trend of less concentration in our sales to end-customers to continue as a result of the SaRonix acquisition.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended March 31, 2004 sales to our distributors were approximately 57% of net revenues as compared to 51% of net revenues in the three months ended December 31, 2003. The increase in percentage of sales to our distributors in the three months ended March 31, 2004 was primarily a result of the current recovery. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the nine months ended March 31, 2004, approximately 60% of our net revenues derived from sales in Asia and approximately 7% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $129.3 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2004, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter of 2004 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

1)	On January 27, 2004 Pericom filed a report on Form 8-K that was regarding the quarterly results press release issued the same day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation

(Registrant)

Date: May 11, 2004	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: May 11, 2004	By:	/s/ Michael D. Craighead
Michael D. Craighead
Chief Financial Officer (Chief Accounting Officer)