Form 10-K
period 2004-06-26
PERICOM SEMICONDUCTOR CORP
filed 2004-09-09
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended June 26, 2004.

☐	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition period from to

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 North First Street San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 3, 2004 as reported by the Nasdaq National Market was approximately $258,508,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 3, 2004 the Registrant had outstanding 26,540,816 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 15, 2004, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

Pericom Semiconductor Corporation

Form 10-K for the Year Ended June 26, 2004

PART I

ITEM 1. BUSINESS

We design, develop and market high-performance interface integrated circuits, or ICs, and frequency control products, or FCPs, used in many of today’s advanced electronic systems. Interface ICs, such as interface logic, switches and timing management products, transfer, route and time electrical signals among a system’s microprocessor, memory and various peripherals and between interconnected systems. Frequency control products are electronic components used as time and frequency clocks in electronic products ranging from computers and telecommunications switching equipment to cell phones and televisions. Our interface products increase system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, multi-media video networks, mobile phones and wireless base stations. We offer products that increase bandwidth by widening the data path, or bus (enlarging the pipe), increasing the data rate (increasing the flow rate through the pipe), or allowing multiple, simultaneous transactions on the bus. We offer analog video switch products that provide high resolution, capable of multiplexing multiple video components with excellent cross-talk and off-isolation features for today’s multi-media video network systems. Our analog audio switch products with optimum combination of low voltage, small package and low resistances, are addressing today’s need for high fidelity sound systems in cell phones and PDA applications.

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to five developed and growing product lines—SiliconSwitch™, SiliconInterface™ Logic, SiliconClock™, SiliconConnect™ and SaRonix™ Frequency Control Products—aimed at providing an increasing breadth of interface and timing IC and FCP solutions to our current and target customers. We have a comprehensive portfolio of products and our worldwide customers include leading OEMs, contract manufacturers and distributors.

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

Our Frequency Control Products are devices incorporating quartz crystal resonators. Quartz crystals have the physical property such that, when stimulated electrically, they resonate at a precise and consistent frequency. A crystal oscillator, combining a quartz crystal and a simple electronic circuit, generates a signal at a precise and consistent frequency. All types of crystal oscillators are clocks in the sense that they keep time, or provide a frequency reference for various digital or analog electronic devices.

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

The continuing increase in electronic sophistication as well as the penetration and proliferation of electronic products into new consumer and commercial applications puts new demands on frequency control devices. This creates both technological challenges and new business opportunities for products offering faster speeds, higher stability relative to temperature, smaller surface mountable packaging, and lower unit cost.

Our interface and timing products are used to increase system bandwidth in applications such as servers, network switches and routers, storage area networks, wireless base-stations, and notebook computers. Bandwidth can be increased by widening the data path (widening the pipe), increasing the clock rate (increase the flow rate through the pipe) or allowing multiple, simultaneous transactions on the bus using a crossbar switch. We are pioneering technology in each of these areas.

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

We believe that several major market trends make reliable operations of systems at high frequency and high data transfer rates critical. Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. Increasing system-wide EMI emissions resulting from higher-frequency ICs compels system designers to develop and implement new ways to further reduce these emissions. These factors all increase the need for very high-speed, high performance, interface circuits.

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

In high-bandwidth systems data transfer needs to be synchronized, creating a high demand for timing products. Our timing and frequency control products provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth systems.

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

New cell phone applications require low voltage, small packages and very low resistance to provide the highest fidelity sound required for many high-end cell phones today. We address this market with our analog audio switch products that offers one of the smallest packages (TQFN), low resistance (0.4Ω), low voltage (1.8V), and very low power consumption for extended battery life.

Today’s mobile phones feature more functions beyond simple voice communication, including PDAs, digital still cameras, FM radios and MP3 players. The additional features increase the interface needs in terms of connection pins. To provide more functions in a limited space, handsets increasingly use a shared-pin design through adoption of analog switches. Pericom’s Low Resistance, single-pole, double-throw (SPDT) analog switches are well suited to address the needs of these shared-pin links.

Digital voice communications over the internet provide cost efficient long distance voice transport. Voice Over Internet Protocol (VOIP) telephones enable users to gain access to voice communication from anywhere they have access to an IP data network. Further advances on this concept have led to the development of wireless gateways to VOIP. Many major wireless carriers are involved in wireless VOIP gateway projects. Pericom’s sub 1-Ohm Family of single Analog Mux & 2-Port switches are used in wireless VOIP phones to route signals. The wide voltage range and low standby current is suitable for current and next generation power efficient phone designs.

There is an increasing need to add multiple video components, such as DVD, PVR, VCR, STB/DVB, PCs, and camcorders to a single video display unit, in order to provide true multi media entertainment video networks. Multiple PC connections to the same network require multiplexing capability of the horizontal and vertical synchronous signals to the single display unit. Pericom’s 4:1 video muxes enables systems designers to add up to four video components with one PC in the network. With the increased 4:1 muxing capability and two additional ports, multiple components, such as VCR, DVD, PVR, PC and etc. can be put on video networks and vertical and horizontal synchronous signals can be switched.

Pericom’s video switch products addresses the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals and accommodate switching of up to 4 video input streams with improved cross-talk and off-isolation features. We are well positioned to address the DVI/HDMI, TMDS signal processing for PC Graphics and consumer video applications in future.

THE PERICOM STRATEGY

We are a leading supplier of high-performance interface and timing products. While our products address a wide spectrum of applications, we have focused our resources on solving bandwidth, interoperability bottlenecks and timing requirements in customers’ systems using our high performance interface and timing technology. With processing power doubling every 18 months historically, the speed at which microprocessors can access memory becomes the bandwidth constraint in high speed computing. We have developed solutions with Intel, IBM and other market leaders to support higher-speed processor-memory interfacing, which support the latest memory standards, on both the system motherboard and the memory modules. In server applications, we support higher system bandwidth through the use of high frequency clock products, which provide timing signals to synchronize data transfer, and bus switches that isolate a system’s memory modules from the bus when they are not being addressed.

Products are defined in collaboration with the industry-leading OEMs and industry enablers such as Intel and IBM, and our modular design methodology shortens our time to market and time to volume relative to our competitors. The key elements of our strategy are:

Market Focus. Our market strategy is to focus on the high-growth, high-performance segments of the computing, networking and telecommunications markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, telecommunications equipment, PC servers, network equipment, wireless devices including cellular telephones, wireless modems and their supporting infrastructure, and multi-function office peripherals such as printers and copiers. Our customers and end-users of our products include a number of leading OEMs in each market:

•	Notebook market: Apple, HP, Dell, Fujitsu, IBM, Sharp and Toshiba

•	Telecommunications equipment market: Avaya, Huawei, Lucent, Motorola, Samsung and ZTE

•	PC Server market: HP, Dell, Intel and IBM

•	Network equipment market: 3Com, Cisco, HP, Lucent and Nortel

•	Cellular telephone market: Samsung and LGE

•	Printer and copier market: Canon, HP, Lexmark, Sharp and Xerox

•	PC Graphics Applications: Dell, HP, IBM, Fujitsu, Toshiba and Sony

•	Consumer multi-media video applications: Changhong, Haier, TCL, AOC/TPV, Tatung, Hannspree, Skyworth, Proview, SVA and Hisense

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

Customer Focus. Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing and targeted new customers. Key elements of our customer strategy are:

•	Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs or FCPs will be incorporated into a new system design. Our understanding of our customers’ requirements combined with our ability to develop and deliver reliable, high-performance products within our customers’ product introduction schedules has enabled us to establish strong relationships with many leading OEMs.

•	Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and have been ISO-9001 certified since March 1995.

•	Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next- generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

•	Responding to our customer requirements is one of the highest priorities of Pericom. In order to accomplish this, several years ago we implemented an automated quoting system from Azerity, a leader in e-business solutions. Pericom can respond very quickly to our customer needs and offer them superior service. With the implementation of Azerity’s ProChannel, Pericom has also been able to streamline a number of internal procedures.

•	Maintain a comprehensive and intuitive web site with all required documentation needed by our customers.

Technology Focus. Our technology strategy is to maintain a leading position in the development of new, higher-performance interface and timing IC products by continuing to design additional core cells that address the more challenging problems of signal interface as electronic systems become faster and require lower power and voltages. Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We are working closely with our wafer suppliers to incorporate their advanced CMOS process technologies to improve our ability to introduce next generation products expeditiously. We are continuing to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

Our technology strategy for Frequency Control Products is to further our leadership in high-frequency, superior-performance, low jitter crystal, oscillator and timing module devices by continuing to develop new designs and solutions incorporating mainly bulk acoustic wave quartz resonators. Additionally, we will leverage internal proprietary IC designs in digital, analog and mixed-signal functionality to add specialized features and optimize costs. Working closely with historical manufacturing partners, and developing new ones, we will continue to contribute toward advancements in proprietary process techniques and capabilities required to complement new technology products.

Manufacturing Focus. Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially-processed wafer. Accordingly, we keep inventory in the form of wafer banks, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die banks, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and Hynix Semiconductor America, Inc (“Hynix”). We are maintaining our relationship with New Japan Radio Corporation (“NJRC”) for some of our products that are manufactured in high-voltage CMOS processes. Also, in fiscal 2004, we qualified Semiconductor Manufacturing International Corporation (“SMIC”) to produce our products.

For SaRonix frequency control products, our Asian supplier relationships provide a significant competitive advantage through a highly efficient design transfer process, in combination with strict quality standards and low-cost labor. High quality standards are maintained and all subcontractor plants are ISO 9000 certified. A major supplier relationship has existed since 1978 with Elcom, a Korean-owned supplier of crystals and oscillators and its Yantai, China manufacturing facility.

Strategic and Collaborative Relationships Focus. We pursue a strategy of entering into new relationships and expanding existing relationships with companies that engage in the product design, manufacturing and marketing of ICs and frequency control products. We believe that these relationships have enabled us to access additional design and application expertise, accelerate product introductions, reduce costs and obtain additional needed capacity. In product design, we have engaged Pericom Technology, Inc., an affiliated company, and other design houses to develop interface ICs as a means of rapidly expanding our product portfolio. We have established collaborative relationships with leading wafer manufacturers that have high performance digital core libraries that we can use in our future products. We have also made strategic investments in several companies with whom we have obtained rights to certain technologies and are engaged in collaborative research and development.

PRODUCTS

We have used our expertise in high-performance digital, analog, mixed-signal IC and FCP design, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions. Within each of our four IC product lines, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products, or ASSPs, which are tailored to meet a specific high volume application. Within each product family we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds.

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

Digital Switches. We offer a family of digital switches in 8-, 16- and 32-bit widths that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (as low as .2 microamps) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots, and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have products at 2.5 and 3.3-volts offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2004.

Analog Switches. We offer a family of analog switches for low-voltage (1.8- to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, we introduced a new set of 3-volt Low R-on 0.4 Ohm switches. To complement this low-voltage family we also offer a higher voltage (17-volt) analog switch family for applications requiring higher signal range, such as instrumentation, telecommunications and industrial control.

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

SiliconInterface™

Through our SiliconInterface™ product line, we offer high- performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits. These products provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

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

2.5-Volt Interface Logic. Our 1.8- and 2.5-volt product families offer a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We have met this challenge in 2004 by introducing new application specific logic functions that support next generation DDR II register products that meet the demands of current and next generation memory module applications associated with the Server markets.

SOTiny Gates. These products operate from 1.65v to 5v to address the interface needs associated in many applications. We continue to tap into new product markets in the areas of communication, PC peripherals, and consumer digital systems.

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

Clock Buffers and Zero-Delay Clock Drivers. Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.8-volt, 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. For systems that require higher performance, we are developing differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt, 3.3-volt, 2.5-volt and 1.8-volt zero-delay clock drivers offer frequencies of up to 270 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Timing products to support the 2nd generation double date rate (DDR II) memory technologies are available today.

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

SiliconConnect™

SiliconConnect™ offers the highest level of complexity and integration among our products. It consists of our LVDS family of high-speed differential drivers, receivers, and transceivers, PCI and PCI-X Bridges, and a SERDES product.

To support higher system bandwidth at acceptable noise and power levels customers are increasingly moving to serial rather than parallel architectures and using differential signaling to reduce noise and EMI. We offer a comprehensive LVDS product portfolio that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This new low-voltage differential signaling, or LVDS, standard offers a number of improvements over the older emitter-coupled logic, or ECL, and pseudo emitter-coupled logic, or PECL, in applications requiring lower power consumption and noise. Pericom’s LVDS family is approximately 50 products today.

In fiscal 2004 we continued to expand our Bridge product portfolio by introducing higher performance versions, asynchronous capabilities, and our first PCI-X bridge product. Bridge devices are used in industrial PCs and certain other computers; high end multifunction printers; video security monitoring; on RAID and Fibre Channel cards in the Storage Area Network space; Multi-channel Ethernet NICs; and routers and switches.

We are continuing to enhance and refine our existing product lines, while working to add next-generation products that address new market opportunities on a timely basis. See “Risk Factors; Factors That May Affect Operating Results – If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results could be harmed.”

SaRonix Frequency Control Products

SaRonix frequency control products include crystals, a passive device that resonates at a precise frequency and crystal oscillators, a circuit assembly comprising a crystal and accompanying electronic circuitry providing very stable output frequency. Crystals and crystal oscillators are essential components used in a wide variety of electronic devices. A unique characteristic of quartz crystals is their ability to resonate at stable and precise frequencies. There are three general categories of SaRonix oscillator products. Uncompensated oscillators are crystal controlled oscillators in their simplest form, sometimes referred to as a “clock oscillator”. Crystal oscillators are used primarily in networking, telecommunication, wireless, and computer/peripheral applications. Voltage controlled crystal oscillators (VCXOs) are frequency tunable crystal stabilized oscillators that are voltage controlled and generally operates below 1 GHz. These oscillators are primarily use for synchronization in data networking and communications applications. Temperature compensated crystal oscillators (TCXOs) are temperature compensated oscillators that incorporate a temperature sensor and use circuitry to maintain the desired frequency under changing temperature conditions. TCXOs are used in wireless products such as cell phones, GPS and base stations.

CUSTOMERS

The following is a list of some of our customers and end-users:

Computer	Telecommunications	Networking Equipment
Apple	Huawei	3 Com
Asustek	LGE	Avaya
Compal	Motorola	Cisco
Dell	Samsung	Lucent
Fujitsu	UT Starcom	Nortel
Hitachi	Zhong Xing
Hewlett Packard	ZTE
IBM
Intel		Contract Manufacturing
Inventec		Celestica
Legacy	OEMs & Peripherals	Foxconn
Micron	Echostar	Jabil Circuit
NEC	Hewlett Packard	Sanmina-SCI
Quanta	Lexmark	Solectron
Smart Modular	Seagate
Sun Microsystems	Xerox
Toshiba

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2004, our direct sales to an international distributor accounted for approximately 11% of net revenues and direct sales to our top five customers accounted for approximately 41% of net revenues. In fiscal 2004, no end user customers individually accounted for more than 10% of net revenues. In fiscal 2003, our direct sales to a global contract manufacturer and to an international distributor each accounted for approximately 12% of net revenues and direct sales to our top five customers accounted for approximately 45% of net revenues. In fiscal 2003, one end user customer accounted for 11% of gross revenues less returns and sales to our top five end user customers accounted for 39% of gross revenues less returns. In fiscal 2002, our direct sales to an international distributor accounted for approximately 14% of net revenues and direct sales to our top five customers accounted for approximately 44% of net revenues. In fiscal 2002, three end-user customers each accounted for 15%, 12% and 11% of gross revenues less returns, respectively, and sales to our top five end-user customers were approximately 50% of gross revenues less returns. See “ Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.”

Contract manufacturers have become important customers for us as systems designers in our target markets are increasingly outsourcing portions of their manufacturing. In addition, these contract manufacturers are playing an increasingly vital role in determining which vendors’ products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 81 U.S. patents and have at least 22 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

For FCPs, we have a well established design focus, methodology and execution techniques. The majority of designs for oscillators and higher-functionality parts are also implemented with CMOS process technologies. However designs incorporating Bipolar, BiCMOS and SiGe technologies are also pursued, as well as utilization of CPLD and FPGA components. Crystal components developed and marketed by all suppliers are similar. However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and unique. As such, manufacturing process, equipment, and test procedures can form a distinct part of the design activity. The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 58% of our net revenues in fiscal 2004, 59% of our net revenues in fiscal 2003 and 54% of our net revenues in fiscal 2002. The percentage increase from fiscal 2002 to fiscal 2003 was largely due to the transition of business to the international distribution channel. Our major distributors in the United States include All American Semiconductor, Arrow Electronics, Inc., Avnet, Dove, Future Electronics and Nu Horizons Electronics. Our major international distributors include AIT (Hong Kong), Chinatronics (Hong Kong), Desner Electronics (Singapore), EPCO Technology Co., Ltd. (Taiwan), Eurodis (Europe), Internix (Japan), MCM (Japan), Maxmega (Singapore), Soanar (Australia), Spoerle (Germany), and Techmosa (Taiwan).

We have five regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan, Germany and the United Kingdom. International sales comprised approximately 71% of our net revenues in fiscal 2004, approximately 68% of our net revenues in fiscal 2003, and approximately 67% of our net revenues in fiscal 2002. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and also in Taiwan.

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

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales to OEMs via these customers. In addition, we use programs such as EDI, bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

MANUFACTURING

We have adopted a fabless IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with whom we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation and Hynix Semiconductor America, Inc. We have also used New Japan Radio Corporation as a foundry. In fiscal 2004, we qualified Semiconductor Manufacturing International Corporation as a foundry. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We primarily rely on foreign subcontractors for the assembly of our products and, to a lesser extent, for the testing and packaging of our finished products. Some of these subcontractors are our single source supplier for certain new packages. We perform some testing and packaging of our finished products in our in-house manufacturing facility.

For the manufacture of FCPs we have established relationships with selected Asian factories the primary of which are Chungho Elcom in Inchon, South Korea and Yantai Chungho in Yantai, China as well as factories in Taiwan and Japan. We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market. We have established an operations department based in Asia to pursue lower cost packaging techniques and to monitor and modify manufacturing processes to maximize yields and improve quality.

COMPETITION

The semiconductor and FCP industry is intensely competitive. Significant competitive factors in the market for high-performance ICs and FCPs include the following:

•	product features and performance;

•	price;

•	product quality;

•	success in developing new products;

•	timing of new product introductions;

•	general market and economic conditions;

•	adequate wafer fabrication capacity and sources of raw materials;

•	efficiency of production; and

•	ability to protect intellectual property rights and proprietary information.

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor Int’l., Hitachi, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Philips, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron, Connor Winfield, Raltron, Fox, Ecliptek, Mtron, Epson, KED, KDS and NDK. Our competitors offer what appears on the surface to be similar high end products, however, there are technical differences not always recognizable on data sheets and these differences must be identified to our customers so their products can perform at the highest level. There is a second group of competitors in China that primarily pursue the lower end of the FCP market with low technical content products. However, they have little or no position at our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong, and Taiwan and FCP development is done in San Jose, California and in State College, Pennsylvania. Research and development expenses were $14.2 million in fiscal 2004, $11.3 million in fiscal 2003 and $11.7 million in fiscal 2002. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 81 patents covering certain aspects of our product designs and have at least 22 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2004, we had 272 full-time employees (11 are temporary employees) and 2 part-time employees, including 60 in sales, marketing and customer support, 66 in manufacturing, assembly and testing, 114 in engineering and quality assurance and 34 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements. We make available on our website at http://www.pericom.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, revenues, gross margins or other financial items; plans and objectives of management for future operations; future purchases of capital equipment; future expenditures: potential acquisitions; proposed new products or services and their development schedule; industry, technological or market trends; our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l., Hitachi, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Philips, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

Our acquisition of SaRonix, and other potential future acquisitions may not be successful because we have not made acquisitions, other than SaRonix, in the past.

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

We are continuing to integrate SaRonix and its products into our business. This integration is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisition of SaRonix.

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

Customer demand for the Company’s products is volatile and difficult to predict.

The Company’s customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company’s products. The volatility of customer demand limits the Company’s ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for the Company’s products can result in excess quantities of certain of the Company’s products relative to demand. Should this occur the Company’s operating results may be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price.

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

In fiscal 2004, 2003 and 2002 we purchased approximately 75%, 72% and 68%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. In fiscal 2004, only four other suppliers manufactured the remainder of our wafers. In fiscal 2003, only three other suppliers manufactured the remainder of our wafers. In fiscal 2002, five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 81 patents covering certain aspects of our product designs and have at least 22 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Independent foundries may use the process technology developed collaboratively with us to produce their own products, or to manufacture products for other companies, including our competitors. In addition, we may not have the right to implement key process technologies used to manufacture some of our products with foundries other than our present foundries.

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

The complexity of our products makes us susceptible to manufacturing problems, which could increase our costs and delay our product shipments.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. In general we expect this concentration to continue for the foreseeable future.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. In fiscal 2004, sales to domestic and international distributors represented approximately 58% of net revenues. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal 2004, approximately 61% of our net revenues derived from sales in Asia and approximately 6% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

ITEM 2. PROPERTIES

We lease approximately 142,400 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. Approximately 76,100 square feet is leased through December 2013, with renewal options. Approximately 53,400 square feet is leased through July 2004, with renewal options and is unoccupied. In fiscal 2004 there were restructuring charges of $784,000 related to this unused leased facility. The remaining 12,900 square feet of this space is leased through May, 2005, with renewal options and is also unoccupied. In fiscal 2001 and 2003 there were restructuring charges of $522,000 and $1,431,000, respectively, related to this unused leased facility. We also lease an approximate 4,000 square foot research and development facility in State College, Pennsylvania. This facility is leased through September, 2006 and has renewal options. Additionally, we own an approximate 36,000 square foot building located in Dublin, Ireland. This building was acquired on October 1, 2003 as part of the acquisition of substantially all of the assets and related liabilities of SaRonix LLC. Our intention is to sell this building. We also have leased North American sales offices located in Illinois, and North Carolina as well as International sales offices in Germany, Hong Kong, Japan, Korea, Singapore, Taiwan, and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2005.

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

COMMON STOCK PRICE RANGE

The Common Stock of the Company began trading publicly on the Nasdaq National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company’s operations. The following table sets forth for the periods indicated the high and low closing prices of the Common Stock on the Nasdaq National Market. As of June 30, 2004 there were approximately 9,200 holders of record of the Company’s Common Stock. During fiscal year 2004, the Company did not sell any unregistered securities.

	High	Low
Fiscal year ended June 30, 2003:
First Quarter	$11.48	$8.14
Second Quarter	10.20	6.30
Third Quarter	9.20	7.33
Fourth Quarter	10.05	7.50

Fiscal year ended June 30, 2004:
First Quarter	11.07	8.39
Second Quarter	12.10	9.94
Third Quarter	13.94	9.88
Fourth Quarter	11.77	9.77

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

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. As of June 30, 2004, the Company had repurchased 274,500 shares. The Company did not repurchase any shares in fiscal 2004. As of August 31, 2004, the Company had repurchased 290,500 shares at an approximate cost of $2.4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Operations Data for each of the years in the three-year period ended June 30, 2004 and the Balance Sheet Data as of June 30, 2004 and 2003 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Operations Data for the years ended June 30, 2001, and 2000 and the Balance Sheet Data as of June 30, 2002, 2001 and 2000 are derived from audited financial statements not included herein. The Company’s fiscal years have been shown as ending on June 30. Fiscal years 2004, 2003, 2002, 2001 and 2000 ended on June 26, 2004, June 28, 2003, June 29, 2002, June 30, 2001 and July 1, 2000, respectively. On October 1, 2003 the Company, acting through its wholly-owned subsidiary SaRonix, Inc., exercised its option to acquire substantially all the assets and related liabilities of privately-held SaRonix, LLC (SaRonix). The results of operations of SaRonix, Inc. from the date of acquisition have been included in the Company’s consolidated financial statements.

	Fiscal Year Ended June 30,
	2004 (2)	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:

Net revenues	$66,417	$44,958	$47,589	$108,313	$90,977
Cost of revenues	45,182	31,468	33,871	62,388	52,540

Gross profit	21,235	13,490	13,718	45,925	38,437
Operating expenses:
Research and development	14,161	11,347	11,663	10,993	8,118
Selling, general and administrative	14,979	11,283	11,778	15,150	12,449
Restructuring charge	784	1,431	—	522	—

Total operating expenses	29,924	24,061	23,441	26,665	20,567

Income (loss) from operations	(8,689)	(10,571)	(9,723)	19,260	17,870
Other income, net	4,199	3,477	1,494	7,888	3,263

Income (loss) before income taxes	(4,490)	(7,094)	(8,229)	27,148	21,133
Income tax provision (benefit)	(2,380)	(2,767)	(2,962)	9,789	7,918

Net income (loss)	$(2,110)	$(4,327)	$(5,267)	$17,359	$13,215

Basic earnings (loss) per share	$(0.08)	$(0.17)	$(0.21)	$0.70	$0.63

Diluted earnings (loss) per share	$(0.08)	$(0.17)	$(0.21)	$0.64	$0.56

Shares used in computing basic earnings (loss) per share (1)	26,075	25,721	25,339	24,914	20,906

Shares used in computing diluted earnings (loss) per share (1)	26,075	25,721	25,339	27,242	23,578

	As of June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:

Working capital	$158,718	$158,662	$167,517	$168,066	$153,273
Total assets	197,452	190,237	193,745	196,427	180,366
Shareholders’ equity	181,897	182,323	185,722	187,190	164,772

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On October 1, 2003 the Company acquired SaRonix, LLC (see Note 7 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, revenues, gross margins or other financial items; plans and objectives of management for future operations; future purchases of capital equipment; future expenditures; potential acquisitions; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth herein under the heading “Risk Factors: Factors That May Affect Operating Results” in item 1 of this report and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. Estimated costs for sales returns, price protection, stock rotation and other allowances are accrued as a reduction of revenue in the period that sales are recognized. Domestic and international distributors are permitted to return up to 10% of their net purchases once every six months. Approximately 58% of our sales are to distributors. We have agreements for price adjustment and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

INVESTMENTS. Pericom adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, for its fiscal year beginning July 1, 2001. Accordingly, we ceased amortizing goodwill with a net carrying value of $1,325,000 and annual amortization of $338,000 that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2004, and we will continue to evaluate such goodwill at least annually.

Other than the SaRonix acquisition, we did not make investments in fiscal 2004. Investments are included in other long-term assets in our balance sheet and are carried at the lower of cost, or market if the investment has experienced an other than temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

OVERVIEW

Pericom Semiconductor Corporation was incorporated in June 1990. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits and frequency control products used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. Since then we have expanded our product offering by introducing the following products, among others:

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

•	In fiscal 2002, advanced AVC products that allow voltage shifting (between 3.3 volts and 1.5 Volts) and I/O translation (from HSTL to LVTTL) commonly needed between the latest state of the art ASICs and other legacy products; enhancements to our DDR memory module solutions; Active Termination Clamp that help to clean up signaling overshoot common at fast clock rates; additional family of seven analog multiplexers and switches with improved performance, which are used in a wide range of space constrained mobile and handheld computing applications; and a family of 25 single, dual, and triple gate logic devices in extremely small packaging that address a very broad range of applications and systems requirements; and

•	In fiscal 2003, a family of Intel Compatible PCI-Bridge Products that offer higher margins; 5V low R-on 1 Ohm General Purpose Switches; support for DDR I at 333MHz and 400Mhz plus our first DDR II products; Gigabit LAN Switch used in Notebook computers; VCXO for Set Top Boxes and DSL products; and we expanded our standard logic product line.

•	In fiscal 2004, the Company expanded its bridge product line to include enhanced features, higher performance and to support the PCI-X bus. It brought to market low voltage analog switches with R-on of 0.4 ohms. Application specific 2nd generation Gigibit LAN switches and USB 2.0 switches were introduced to the customer base. Supervisory products including watchdog timers and reset circuits premiered from Pericom. During the year, SaRonix was acquired bringing high performance Frequency Control Products to our comprehensive product portfolio.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. Chartered Semiconductor Manufacturing manufactured approximately 75%, 72%, and 68% of the wafers for our semiconductor products in fiscal years 2004, 2003 and 2002, respectively. We qualified TSMC in fiscal 1997, Hyundai/Hynix in fiscal 1998 and SMIC in fiscal 2004.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product — after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economies of scale in the assembly phase and lower die yield. Our ability to reduce unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing, and make in-house manufacturing operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	68.0	70.0	71.2

Gross margin	32.0	30.0	28.8
Operating expenses:
Research and development	21.3	25.2	24.5
Selling, general and administrative	22.6	25.1	24.7
Restructuring charge	1.2	3.2	—

Total operating expenses	45.1	53.5	49.2

Loss from operations	(13.1)	(23.5)	(20.4)
Other income, net	6.3	7.7	3.1

Loss before income taxes	(6.8)	(15.8)	(17.3)
Income tax benefit	(3.6)	(6.2)	(6.2)

Net loss	(3.2)%	(9.6)%	(11.1)%

COMPARISON OF FISCAL 2004, 2003 AND 2002

NET REVENUES. Net revenues increased 47.7% from $45.0 million in fiscal 2003 to $66.4 million in fiscal 2004. The increase in net revenues was due to the October 1, 2003 SaRonix acquisition that contributed $5.4 million to the year over year gain and the general semiconductor industry recovery during the period resulting in an increased volume of units shipped. Net revenues decreased 5.5% from $47.6 million in fiscal 2002 to $45.0 million in fiscal 2003. The decrease in net revenues resulted primarily from a rapid decline in weighted average selling prices and continued reductions of inventory levels in the distribution and contract manufacturing sales channels as a result of the ongoing worldwide semiconductor industry downturn.

GROSS PROFIT. Gross profit increased 57.4% from $13.5 million in fiscal 2003 to $21.2 million in fiscal 2004. Gross margin increased from 30.0% in fiscal 2003 to 32.0% in fiscal 2004. The increase in gross profit was due to improved semiconductor product mix and revenue growth and the October 1, 2003 SaRonix acquisition. The increase in gross margin percentage was due to improvements in the mix of semiconductor products sold and cost reductions, partially offset by SaRonix margins that are somewhat lower than the IC margins. Fiscal 2004 gross profit and gross margin also benefited from the sale of previously written off inventory totaling $823,000. Gross profit decreased slightly from $13.7 million in fiscal 2002 to $13.5 million in fiscal 2003 due to a revenue decrease offset by significant nonrecurring inventory write-downs recorded in fiscal 2002 that were not repeated in fiscal 2003. Excluding the inventory write-down in fiscal 2002, product margins actually declined from fiscal 2002 to fiscal 2003 due primarily to declines in weighted average selling prices.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 24.8% from $11.3 million for fiscal 2003 to $14.2 million for fiscal 2004. The increase was due to $1.9 million of expenses relating to the acquired operations of SaRonix and $627,000 was due to growth at Pericom Taiwan Limited. As a percentage of revenues research and development expenses decreased from 25.2% in fiscal 2003 to 21.3% in fiscal 2004. The decrease as a percentage of net revenues was primarily due to our increase in net revenues and to the October 1, 2003 SaRonix acquisition offset in part by increased research and development activity at Pericom Taiwan Limited. Research and development expenses decreased 3.4% from $11.7 million in fiscal 2002 to $11.3 million in fiscal 2003. As a percentage of net revenues, research and development increased from 24.5% in fiscal 2002 to 25.2% in fiscal 2003 due to the reduction in net revenues. We believe that continued investment in research and development is critical to attaining our strategic objectives, and as a result we expect research and development expenses to increase in absolute dollars in future periods.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources and general management. Selling, general and administrative expenses increased 32.8% from $11.3 million in fiscal 2003 to $15.0 million in fiscal 2004. The increase was primarily due to $3.2 million of expenses relating to the acquired operations of SaRonix. Selling, general and administrative expenses as a percentage of net revenues decreased from 25.1% in fiscal 2003 to 22.6% in fiscal 2004 primarily due to the increase in our net revenues and offset by expenses added by the October 1, 2003 SaRonix acquisition. Selling, general and administrative expenses decreased 4.2% from $11.8 million in fiscal 2002 to $11.3 million in fiscal 2003 but increased as a percentage of sales from 24.7% in fiscal 2002 to 25.1% in fiscal 2003. The expense decrease was primarily due to decreased staffing levels and the percent decrease was due to the reduction in net revenues in fiscal 2003.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, the Company intends to continue to focus on controlling costs until business conditions significantly improve. If business conditions deteriorate or the rate of improvement does not meet our goals, the Company may implement further cost-cutting actions.

RESTRUCTURING CHARGE. In fiscal 2004 there was a restructuring charge of $784,000 related to an unused leased facility. In fiscal 2003 there was a restructuring charge of $1.4 million related to another unused leased facility. We believe that these restructuring charges, along with those recorded previously, are sufficient to cover the costs of these facilities through the terms of their leases. There were no restructuring charges in fiscal 2002.

OTHER INCOME, NET. Other income, net includes interest income and expense, investment write-offs and recovery and our allocated portion of the net income (loss) of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries (see Note 6 of Notes to Financial Statements). Other income, net, increased to $4.2 million in fiscal 2004 from $3.5 million in fiscal 2003 as a result of a PTI profit increase and a lack of investment write-offs, as offset by a decrease in interest income. Interest income declined to $3.7 million in fiscal 2004 from $5.2 million in fiscal 2003 primarily due to declines in short-term interest rates. Our share of the net profits or losses of PTI increased to a profit of $513,000 in fiscal 2004 from a loss of $739,000 in fiscal 2003 as the market conditions in China continued to improve. We had no investment write-offs in fiscal 2004, while we wrote off investments totaling $1.0 million in fiscal 2003. Other income, net increased from $1.5 million in fiscal 2002 to $3.5 million in fiscal 2003. Interest income decreased from $5.6 million in fiscal 2002 to $5.2 million in fiscal 2003 primarily due to declines in short-term interest rates. Our share of the net losses of PTI decreased from $1.4 million in fiscal 2002 to $739,000 in fiscal 2003 as the market conditions in China have improved. In addition, we wrote off investments totaling $1.0 million in fiscal 2003 and $2.7 million in fiscal 2002.

PROVISION FOR INCOME TAXES. The income tax benefit in fiscal 2004 was $2.4 million as compared with a benefit of $2.8 million in fiscal 2003. The decrease was due to lower net operating losses in fiscal 2004 partially offset by an increase in the deferred tax asset valuation allowance in fiscal 2003. The income tax benefit in fiscal 2003 was $2.8 million as compared with a benefit of $3.0 million in fiscal 2002. The decrease was primarily due to lower net operating losses. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $144.4 million as compared with $149.0 million as of June 30, 2003.

The Company’s net cash used in operating activities of $20,000 in fiscal 2004 was primarily due to net losses of $2.1 million, a $2.5 million increase in deferred income taxes and a $3.0 million increase in inventories partially offset by depreciation and amortization of $4.2 million and an increase to accounts payable of $2.0 million. These are net of the fair value of the assets acquired and liabilities assumed of SaRonix LLC described in Note 7 to the consolidated financial statements. The increase in inventories and accounts payable are primarily due to the growth in our operation. The Company’s cash provided by operating activities of $2.2 million in fiscal 2003 was primarily due to net losses of $4.3 million offset by depreciation and amortization of $3.9 million, and other-than-temporary decline in the value of investments of $1.2 million and a $1.6 million decrease in accounts receivable. The Company’s cash provided by operating activities of $9.1 million in fiscal 2002 was primarily due to net losses of $5.3 million and a $1.5 million increase in deferred income taxes partially offset by depreciation and amortization of $4.1 million, other-than-temporary decline in the value of investments of $2.7 million, equity in net loss of Pericom Technology, Inc. of $1.4 million, a $2.3 million decrease in accounts receivable and a $5.1 million increase in inventories. The decrease in accounts receivable and increase to inventory was due to the significant decline of our revenue in fiscal 2002 while inventory purchases were based on sales expectations that were higher than what was achieved.

The Company’s cash provided by investing activities of $1.8 million in fiscal 2004 was primarily due to maturities of short-term investments exceeding purchases by $6.0 million partially offset by loans to SaRonix of $1.2 million and purchases of property and equipment of $3.2 million. The Company’s cash used in investing activities of $4.7 million for fiscal 2003 was primarily due to $1.8 million of purchases of property and equipment, loans provided to SaRonix of $6.7 million and an investment of approximately $1.8 million increase in other assets which was partially offset by maturities of short-term investments exceeding purchases by $5.4 million. The Company’s cash used in investing activities of $87.4 million in fiscal 2002 was due to purchases of short-term investment exceeding maturities by $80.9 million, purchases of property and equipment of $2.2 million and investments in the common stock of private companies of $4.3 million.

The Company’s cash provided by financing activities in fiscal 2004 of $2.3 million was primarily due to the sale of common stock from the Company’s employee stock plans. The Company’s cash used in financing activities in fiscal 2003 of $514,000 due to the repurchase of common stock by the Company of $2.2 million, which was offset by proceeds received from the sale of common stock from the Company’s employee stock plans of $1.7 million. The Company’s cash provided by financing activities in fiscal 2002 of $1.9 million was due to the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of June 30, 2004, the Company has repurchased 274,500 shares at a cost of approximately $2.2 million. No shares were repurchased during fiscal 2004. As of August 31, 2004, the Company had repurchased 290,500 shares at an approximate cost of $2.4 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$10,989	$1,906	$2,289	$1,955	$4,839
Note payable	1,251	1,251	—	—	—

Total contractual cash obligation	$12,240	$3,157	$2,289	$1,955	$4,839

The Company has no purchase obligations other than routine purchase orders as of June 30, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively FIN 46) which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. We did not have any variable interest entities as of June 30, 2004 and the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104 which rescinds and updates SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of the EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Application of this guidance did not have a material impact on our financial position or results of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF No. 02-14”). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 (“APB 18”)) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. Management has not yet determined the impact of adopting EITF No. 02-14 on the our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 30, 2004, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $130.4 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report.

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets as of June 30, 2004 and 2003	39

	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2004	40

	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for each of the three fiscal years in the period ended June 30, 2004	41

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2004	42

	Notes to Consolidated Financial Statements	43

2.	INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

	Unaudited Interim Financial Information	58

3.	INDEX TO FINANCIAL STATEMENT SCHEDULE

	The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 30, 2004, 2003, and 2002 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

	Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2004	61

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section captioned “Election of Directors” contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 15, 2004, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders
Option Plans	5,174,313	$12.05	528,278
Employee Stock Purchase Plan	—	—	195,451
Equity Compensation Plans not Approved by Shareholders SaRonix Inducement Options (1)	376,200	$10.00	5,200
Total	5,550,513	$11.92	533,478

(1)	Represents options granted to former employees of SaRonix, LLC.

Material Features of Equity Compensation Plans Not Approved by Shareholders

In connection with Pericom’s October 1, 2003 acquisition of substantially all of the assets of SaRonix, LLC, Pericom granted options to purchase an aggregate of 383,600 shares of Pericom common stock to certain former employees of SaRonix as an inducement for them to join Pericom. Under the agreements pertaining to such options, twenty percent of the options vest on October 1, 2004 and 1/48 of the remaining shares vest monthly for the following four years so that the options are fully vested in five years. The exercise price of the options is $10.00 per share and the options expire if unexercised on October 1, 2013. In the event of a change in control transaction, the options shall become fully vested and exercisable if they are not assumed or replaced as part of the transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the headings “The Audit Committee Report,” “Ratification of Independent Auditors” and “Audit and Related Fees” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 15, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after June 26, 2004, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this report:

(1)		Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 33 of this report.

(2)		Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1		Purchase Option Agreement dated as of January 28, 2003, by and between Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1 to the Company’s Form 8-K filed October 2, 2003, and incorporated herein by reference.

2.2		Amendment No. 1 to Purchase Option Agreement dated as of March 28, 2003, by and among Pericom Semiconductor Corporation, SaRonix, LLC and Ben Healy, filed as an exhibit 2.1.1 to the Company’s Form 8-K, filed October 2, 2003 and incorporated herein by reference.

2.3		Amendment No. 2 to Purchase Option Agreement dated as of September 26, 2003 by and among Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1.2 to the Company’s Form 8-K, filed October2, 2003, and incorporated herein by reference.

3.1		Restated Articles of Incorporation of the Registrant (1)

3.2		Amended and Restated Bylaws of the Registrant (2)

3.3		Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1		Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1	*	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder (3)

10.2	*	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder (3)

10.3	*	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)

10.4		Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)

10.5		Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)

10.6		Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.7		Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.8		Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (6)

10.11		Form of Indemnification Agreement (3)

10.12		Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)

10.13	*	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)

10.14	*	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)

10.15		Change of Control Agreement (7)

10.16		Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.18		Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant, as amended, filed as Exhibit 10.2 to the Company’s form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

14.1		Pericom Semiconductor Corporation Code of Business Conduct and Ethics

21.1	Subsidiaries of Pericom Semiconductor Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page of this report)
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.
(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.
(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.
(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.
(7)	Incorporated herein by reference to the Company’s fiscal 2002 Annual Report on Form 10-K in which the exhibit bears the same number.

(b)	Reports on Form 8-K:

(1)	On April 20, 2004, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(2)	On July 27, 2004, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(c)	Exhibits: See list of exhibits under (a)(2) above.

(d)	Financial Statement Schedules: See list of schedules under (a)(1) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pericom Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 7, 2004

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,965	$9,705
Short-term investments	130,412	139,285
Accounts receivable:
Trade (net of allowances of $4,128 and $3,546)	5,308	2,502
Other	2,241	1,800
Inventories	15,980	9,963
Prepaid expenses and other current assets	664	1,301
Deferred income taxes	5,564	1,401

Total current assets	174,134	165,957
Property and equipment—net	6,442	6,305
Investment in and advances to Pericom Technology Inc.	5,694	5,181
Goodwill	1,325	1,325
Deferred income taxes—non current	1,419	1,085
Loans to SaRonix, LLC	—	6,703
Building held for sale	1,532	—
Intangible assets-net	2,958	—
Other assets	3,948	3,681

Total	$197,452	$190,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,153	$4,170
Accrued liabilities	5,972	3,125
Current portion of long term debt	1,291	—

Total current liabilities	15,416	7,295
Other long term liabilities	139	619
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity:
Common stock and paid in capital – no par value, 60,000,000 shares authorized; shares outstanding:
2004, 26,474,381; 2003, 25,765,177	142,607	139,401
Accumulated other comprehensive income (loss)	(393)	1,129
Retained earnings	39,683	41,793

Total shareholders’ equity	181,897	182,323

Total	$197,452	$190,237

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Net revenues	$66,417	$44,958	$47,589
Cost of revenues	45,182	31,468	33,871

Gross profit	21,235	13,490	13,718
Operating expenses:
Research and development	14,161	11,347	11,663
Selling, general and administrative	14,979	11,283	11,778
Restructuring charge	784	1,431	—

Total	29,924	24,061	23,441

Loss from operations	(8,689)	(10,571)	(9,723)
Equity in net income (loss) of Pericom Technology, Inc.	513	(739)	(1,410)
Interest income	3,700	5,243	5,554
Other than temporary decline in the value of investments	(14)	(1,027)	(2,650)

Loss before income taxes	(4,490)	(7,094)	(8,229)
Income tax benefit	(2,380)	(2,767)	(2,962)

Net loss	$(2,110)	$(4,327)	$(5,267)

Basic and diluted loss per share	$(0.08)	$(0.17)	$(0.21)

Shares used in computing basic and diluted loss per share	26,075	25,721	25,339

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount
BALANCES, July 1, 2001	25,141	$136,007	$51,387	$(204)	$187,190
Net loss	—	—	(5,267)	—	(5,267)	$(5,267)
Unrealized gain on investments	—	—	—	461	461	461

Comprehensive loss	—	—	—	—	—	$(4,806)

Issuance of common stock under employee stock plans	519	1,862	—	—	1,862
Stock based compensation	—	253	—	—	253
Tax benefit resulting from stock option transactions	—	1,223	—	—	1,223

BALANCES, June 30, 2002	25,660	139,345	46,120	257	185,722
Net loss	—	—	(4,327)	—	(4,327)	$(4,327)
Unrealized gain on investments	—	—	—	854	854	854
Currency translation gain	—	—	—	18	18	18

Comprehensive loss	—	—	—	—	—	$(3,455)

Issuance of common stock under employee stock plans	380	1,686	—	—	1,686
Tax benefit resulting from stock option transactions	—	570	—	—	570
Repurchase and retirement of common stock	(275)	(2,200)	—	—	(2,200)

BALANCES, June 30, 2003	25,765	139,401	41,793	1,129	182,323
Net loss	—	—	(2,110)	—	(2,110)	$(2,110)
Unrealized loss on investments	—	—	—	(1,641)	(1,641)	(1,641)
Currency translation gain	—	—	—	119	119	119

Comprehensive loss	—	—	—	—	—	$(3,632)

Issuance of common stock under employee stock plans	709	2,428	—	—	2,428
Tax benefit resulting from stock option transactions	—	778	—	—	778

BALANCES, June 30, 2004	26,474	$142,607	$39,683	$(393)	$181,897

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,110)	$(4,327)	$(5,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,216	3,916	4,084
Purchased in-process technology	360	—	—
Other than temporary decline in the value of investments	14	1,156	2,650
Loss on short-term investments	78	—	—
(Gain) loss on disposal of assets	143	(45)	3
Stock-based compensation	—	—	253
Equity in net (income) loss of Pericom Technology, Inc.	(513)	739	1,410
Deferred income taxes	(2,520)	(665)	(1,507)
Changes in assets and liabilities net of effects of purchase of SaRonix LLC:
Accounts receivable	450	1,550	2,294
Inventories	(2,963)	(624)	5,101
Prepaid expenses and other current assets	875	(3)	657
Accounts payable	2,004	(374)	376
Accrued liabilities	(14)	904	(907)

Net cash provided by operating activities	20	2,227	9,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,207)	(1,842)	(2,222)
Proceeds from sale of property and equipment	83	212	—
Purchase of short-term investments	(193,218)	(172,936)	(301,168)
Maturities of short-term investments	199,173	178,371	220,284
Loans to SaRonix	(1,197)	(6,703)	—
Increase in other assets	(371)	(1,784)	(4,323)
Cash received from SaRonix acquisition, net of transaction costs	518	—	—

Net cash provided by (used in) investing activities	1,781	(4,682)	(87,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,428	1,686	1,862
Principal payments on long-term debts and capital leases	(88)	—	—
Repurchase of common stock	—	(2,200)	—

Net cash provided by (used in) financing activities	2,340	(514)	1,862

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	119	18	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,260	(2,951)	(76,420)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,705	12,656	89,076

End of period	$13,965	$9,705	$12,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received during the period for income taxes	$1,962	$2,097	$2,081

Cash paid during the period for interest	$40	—	—

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Tax benefit from stock option transactions	$778	$570	$1,223

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of SaRonix, LLC assets acquired	$14,053	$—	$—
Acquisition related costs	(1,731)	—	—
Loans forgiven	(7,900)	—	—

Liabilities assumed	$4,422	$—	$—

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company”) was incorporated in June 1990. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits and frequency control products used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION — These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three wholly owned subsidiaries, Pericom Semiconductor (HK) Limited, Pericom Taiwan Limited Corporation and SaRonix, Incorporated. Pericom Semiconductor (HK) Limited was incorporated in Hong Kong on May 31, 2000 and is engaged in circuit design services solely for Pericom Semiconductor Corporation. Pericom Taiwan Limited Corporation was incorporated in Taiwan on April 29, 2003 and is initially engaged in the design, field application engineering and marketing of IC’s targeted at Taiwanese customers and will engage in other circuit design services for Pericom Semiconductor Corporation. SaRonix, Incorporated was incorporated on September 18, 2003 to purchase substantially all of the assets and related liabilities of SaRonix, LLC, and is engaged in the design, manufacture and marketing of frequency control products. All significant intercompany balances and transactions are eliminated in consolidation.

FISCAL PERIOD — The Company’s fiscal years in the accompanying financial statements have been shown as ending on June 30. Fiscal years 2004, 2003, and 2002 ended on June 26, 2004, June 28, 2003 and June 29, 2002, respectively. All periods presented include 52 weeks.

CASH EQUIVALENTS — The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM INVESTMENTS — The Company’s policy is to invest in short-term instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the cost of securities sold is based on the specific identification method. At June 30, 2004 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$59,724	$1,311	$24	$60,971
Government securities	43,906	—	2,277	41,629
Asset / mortgage backed securities	27,034	—	53	26,981
Funds	831	—	40	831

	$131,495	$1,311	$2,394	$130,412

At June 30, 2003 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$65,907	$934	—	$66,841
Government securities	40,833	448	—	41,281
Asset / mortgage backed securities	30,726	437	—	31,163

	$137,466	$1,819	—	$139,285

At June 30, 2004, these investments had the following maturities (in thousands):

Market Value
One year or less	$23,502
Between one and three years	98,907
Greater than three years	8,003

$130,412

In fiscal 2004, 2003 and 2002 realized gains on short term investments were $338,000, $769,000 and $414,000, respectively.

INVENTORIES are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Charges for excess and obsolete inventory are recorded based on inventory age, shipment history and forecasted demand over a specific future period of time.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

INVESTMENT IN PERICOM TECHNOLOGY, INC. is accounted for using the equity method. The difference between the carrying value and the underlying equity in net assets of the investment is tested for impairment at least annually (see Note 6).

OTHER ASSETS include investments in privately held companies, assets held for sale and deposits. Investments in privately held companies are carried at the lower of cost or market if the investment has experienced an other than temporary decline in value. Assets held for sale are carried at the lower of the assets carrying amount or fair value less costs to sell.

LONG-LIVED ASSETS — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to review the recoverability of all intangible assets based upon undiscounted cash flows on an annual basis at a minimum, and in addition, whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES — The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to recording deferred taxes.

STOCK-BASED COMPENSATION — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its interpretations and presents pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123), requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2004	2003	2002
Expected life	5 years	5 years	5 years
Risk-free interest rate	2.99-3.72%	2.57-3.18%	4.37%
Volatility	41%-52%	40%-73%	64%
Dividend yield	0.00%	0.00%	0.00%

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

	2004	2003	2002
Expected life	3 months	3 months	3 months
Risk-free interest rate	0.9-1.1%	1.1-1.7%	1.8-3.6%
Volatility	46%-51%	47%-77%	55%-70%
Dividend yield	0.00%	0.00%	0.00%

PRO FORMA NET LOSS AND LOSS PER SHARE

Had the Company amortized to expense the computed fair values of the 2004, 2003 and 2002 awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, and 2000 Employee Stock Purchase Plan, the Company’s pro forma net loss and loss per share for the three fiscal years in the period ended June 30, 2004 would have been as follows (in thousands, except per share amounts):

	2004	2003	2002
Net loss as reported	$(2,110)	$(4,327)	$(5,267)
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related taxes	(8,009)	(6,219)	(7,652)

Pro forma net loss	$(10,119)	$(10,546)	$(12,919)

Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.17)	$(0.21)
Basic and diluted – proforma	$(0.39)	$(0.41)	$(0.51)

REVENUE RECOGNITION — Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Estimated costs for sales returns, price protection, stock rotation and other allowances are accrued as a reduction of revenue in the period that sales are recognized. Domestic and international distributors are permitted to return up to 10% of their net purchases once every six months.

PRODUCT WARRANTY — The Company offers a standard one-year product replacement warranty. The Company accrues for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES — The Company sells its products primarily to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses. The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and a revised interpretation of FASB Interpretation No. 46 (FIN 46R) in December 2003 (collectively FIN 46) which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. The Company did not have any variable interest entities as of June 30, 2004 and the adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104 which rescinds and updates SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Application of this guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF No. 02-14”). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 (“APB 18”)) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. Management has not yet determined the impact of adopting EITF No. 02-14 on the Company’s financial position or results of operations.

RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

EARNINGS PER SHARE — Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for each of the three years in the period ended June 30, 2004 are as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Net loss	$(2,110)	$(4,327)	$(5,267)

Computation of common shares outstanding – basic loss per share:
Weighted average common stock	26,075	25,721	25,339

Basic loss per share	$(0.08)	$(0.17)	$(0.21)

Computation of common shares outstanding – diluted loss per share:
Weighted average common stock	26,075	25,721	25,339
Dilutive options using the treasury stock method	—	—	—

Shares used in computing diluted loss per share	26,075	25,721	25,339

Diluted earnings (loss) per share	$(0.08)	$(0.17)	$(0.21)

Options to purchase 5,550,513, 5,552,412 and 5,648,057 shares of Common Stock were outstanding as of June 30, 2004, 2003 and 2002, respectively, and were excluded from the computation of net loss per share because such options were anti-dilutive.

2. OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consist of (in thousands):

	As of June 30,
	2004	2003
Interest receivable	$1,337	$1,578
Other accounts receivable	904	222

	$2,241	$1,800

3. INVENTORIES

Inventories consist of (in thousands):

	As of June 30,
	2004	2003
Finished goods	$7,424	$2,025
Work-in-process	3,588	2,486
Raw materials	4,968	5,452

	$15,980	$9,963

4. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	As of June 30,
	2004	2003
Machinery and equipment	$12,084	$11,718
Computer equipment and software	10,263	9,137
Furniture and fixtures	725	773
Leasehold improvements	645	1,102
Construction-in-progress	134	356

Total	23,851	23,086
Accumulated depreciation and amortization	(17,409)	(16,781)

Property and equipment – net	$6,442	$6,305

Construction-in-progress is primarily leasehold improvements and machinery and equipment that have not been placed in service.

5. ASSETS HELD FOR SALE

A building owned by the Company with a carrying value of approximately $1.5 million and located in Ireland is classified as held for sale at June 30, 2004. The building was acquired as part of the SaRonix acquisition and activities at that location were subsequently stopped. The Company expects to complete the sale of this building in fiscal 2005. Manufacturing equipment with a carrying value of approximately $848,000 is also classified as held for sale at June 30, 2004. These assets are in other assets. This equipment will be sold to a subcontract manufacturing vendor to increase their capacity. The Company expects to complete the sale of this equipment in fiscal 2005.

6. INVESTMENT IN PERICOM TECHNOLOGY, INC. AND OTHER INVESTMENTS

The Company has an approximate 44% ownership interest in Pericom Technology, Inc. (“PTI”) The investment in PTI is accounted for using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. At June 30, 2004 and 2003 the difference between the carrying value and the underlying equity in the net assets of PTI was approximately ($668,000) and ($64,000), respectively. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 30, 2003 and 2002, the Company sold $142,000 and $66,000 respectively, in services to PTI. The Company sold no services to PTI during the year ended June 30, 2004. During the years ended June 30, 2004, 2003 and 2002, the Company purchased $763,000, $557,000 and $689,000 in goods and services from PTI, respectively. At June 30, 2004, 2003 and 2002, $354,000, $152,000 and $98,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at June 30, 2004 and June 30, 2003 is as follows (in thousands):

	2004	2003
Total assets	$12,691	$12,865
Total liabilities	$1,270	$1,235
Total equity	$11,421	$11,630

Revenue	$7,558	$5,740
Cost of revenues	3,902	3,614

Gross profit	3,656	2,126

Expenses	4,093	3,435

Operating income (loss)	(437)	(1,309)
Interest and other income	1,128	343
Income tax provision	0	0

Net income (loss)	$691	$(966)

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of other such investments was approximately $2.9 million and $3.0 million at June 30, 2004 and 2003, respectively, and these amounts are recorded in other assets. The Company recorded write offs of certain investments totaling approximately $1.2 million in 2003 and approximately $2.7 million in 2002, as the Company determined that these investments had experienced an other than temporary decline in value. There were no significant investment write offs in 2004.

7. BUSINESS COMBINATIONS

Acquisition of Assets of SaRonix, LLC.

On October 1, 2003 the Company, acting through a wholly-owned subsidiary, exercised its option to acquire substantially all the assets and related liabilities of privately-held SaRonix, LLC (SaRonix). The primary reason for the acquisition was to expand the breadth of the Company’s portfolio of timing solutions. Total consideration paid was approximately $7,900,000 in the form of the cancellation of previously advanced loans pursuant to the terms of a Secured Loan Agreement. The Company also incurred approximately $1,731,000 in acquisition related costs, for a total purchase price of approximately $9,631,000. SaRonix designs, manufactures and distributes industry-standard and custom frequency control products (FCP) including Crystal and Surface Acoustic Wave Oscillators, Quartz Crystals, and Timing Modules. The Company acquired SaRonix for this complementary portfolio of timing solutions.

The results of operations of SaRonix from the date of acquisition have been included in the Company’s consolidated financial statements. The assets acquired and liabilities assumed at the date of the acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price has been allocated as follows (in thousands):

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

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Intangible asset amortization expense for the nine months ended June 30, 2004 was $409,000. Amortization for each fiscal year through 2013 will be $119,000 per year and amortization for 2014 will be $30,000.

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. The estimated future costs to complete these projects was approximately $300,000. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date.

The following unaudited pro forma information shows the results of operations for the years ended June 30, 2004 and 2003 as if the SaRonix acquisition occurred on the first day of fiscal year 2003, with the exception that the purchase accounting adjustments were estimated based on the closing date of the SaRonix acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results (in thousands).

	Year Ended June 30,
Unaudited pro-forma information:	2004	2003
Net revenues	$70,149	$62,641

Net loss	$(4,060)	$(16,018)

Basic and diluted loss per share	$(0.16)	$(0.62)

8. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of June 30,
	2004	2003
Accrued compensation	$2,202	$1,240
Accrued income tax	1,117	—
External sales representative commissions	785	632
Restructuring reserve – current portion	733	653
Other accrued expenses	1,135	600

	$5,972	$3,125

9. SHORT TERM DEBT

Bank Loan

As part of the acquisition of SaRonix (see Note 7), the Company assumed a loan from a bank. The loan has a variable interest rate of 2.5% over the 30 day LIBOR rate (1.1% at March 31, 2004) and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at June 30, 2004. At June 30, 2004, the Company had $1,291,000 outstanding under this loan classified as a current liability based on the Company’s intent to pay off this loan in connection with the sale of the building. The Company expects to complete the sale of this building in fiscal 2005.

10. COMMITMENTS

Building Lease

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments, including leases on abandoned facilities, at June 30, 2004 are as follows (in thousands):

	Fiscal Year Ending June 30,
	2005	2006	2007	2008	2009	Thereafter
Operating lease payments	$1,906	$1,251	$1,038	$963	$992	$4,839

Rent expense for the years ended June 30, 2004, 2003 and 2002 was $1,718,000, $1,486,000 and $1,468,000, respectively. This is net of sublease proceeds received of approximately $241,000 and $237,000 for the years ended June 30, 2003 and June 30, 2002, respectively. There were no sublease proceeds in fiscal 2004.

11. CONTINGENCIES

The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company settled an outstanding claim of this nature in fiscal 2002 without material adverse effect on the Company’s financial position, results of operations or cash flows. There were no such claims or settlements in fiscal 2004 or 2003.

12. SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of June 30, 2004, no shares of preferred stock were outstanding.

STOCK OPTION PLANS

Under the Company’s 2001, 1995, 1990, and SaRonix Acquisition Stock Option Plans, incentive and nonqualified stock options to purchase up to 6,083,991 shares of common stock have been reserved at June 30, 2004 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 48 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2001 (2,397,294 exercisable at a weighted average price of $5.24)	4,746,501	$10.28
Granted (weighted average fair value of $7.83 per share)	1,553,255	13.49
Exercised	(423,609)	1.74
Canceled	(228,090)	15.95

Balance, June 30, 2002 (3,256,939 exercisable at a weighted average price of $9.00)	5,648,057	11.57
Granted (weighted average fair value of $4.09 per share)	576,300	8.60
Exercised	(241,839)	2.64
Canceled	(430,106)	15.33

Balance, June 30, 2003 (3,843,461 exercisable at a weighted average price of $10.45)	5,552,412	11.36
Granted (weighted average fair value of $5.57 per share)	955,350	10.70
Exercised	(570,451)	2.48
Canceled	(386,798)	14.91

Balance, June 30, 2004	5,550,513	$11.92

At June 30, 2004, 533,478 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 – 5.25	1,273,320	3.75	$3.01	1,273,320	$3.01
5.50 – 10.50	1,247,293	8.29	9.03	432,098	8.10
10.53 – 13.96	1,298,441	7.94	12.17	630,030	12.58
14.00 – 21.69	1,112,421	6.93	16.14	905,938	16.31
21.94 – 37.22	619,038	6.02	27.91	615,752	27.92

$0.50 – 37.22	5,550,513	6.64	$11.92	3,857,138	$12.24

On April 6, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them with an exercise price of $15.00 or more per share in exchange for an equal number of replacement options to be granted at a future date not less than six months and a day after the options were canceled. Board members were not eligible. The elections to cancel options were effective on May 4, 2001. The exchange resulted in the voluntary cancellation by 60 employees of 611,405 employee stock options with exercise prices ranging from $18.50 to $42.75 in exchange for the same number of replacement options. The replacement options were granted on November 5, 2001. The replacement options have the same terms and conditions as each optionee’s cancelled options, including the expiration date of the cancelled options, except that: (1) 12.5% of the replacement options vested on the grant date and the remainder will vest at a rate of 1/48 per month for 42 months, (2) the replacement options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant and (3) the optionee had to have been an employee of the Company on the date of grant of the replacement options in order to receive the replacement options.

In December 2001, the Company recorded of a stock compensation charge of $253,000 related to certain stock options that were allowed an extended vesting period from that which was allowed in the original option agreement in conjunction with a reduction in force, which the Company undertook in that quarter. The offset of this charge was to shareholders’ equity.

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 600,000 shares of the Company’s Common Stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2004 and 2003, the Company issued 138,753 and 137,629, shares of common stock under the Stock Purchase Plan at weighted average prices of $7.32 and $7.61, respectively. The weighted average fair value of the fiscal 2004 and fiscal 2003 awards for each year was $5.57 and $4.09 per share.

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. No shares were repurchases during fiscal 2004. As of August 31, 2004, the Company had repurchased 290,500 shares at an approximate cost of $2.4 million.

13. SHAREHOLDER RIGHTS PLAN

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of June 30, 2004, there were 26,474,381 rights outstanding.

14. RESTRUCTURING CHARGE

The following table summarizes restructuring activity in the three years ended June 30, 2004 (in thousands):

	Balance at Beginning Of Period	Restructuring Charges	Deductions	Balance at End of Period
June 30,
2004	$1,272	$784	$1,323	$733
2003	197	1,431	356	1,272
2002	522	—	325	197

In fiscal 2004 the Company recorded a restructuring charge of $784,000 for remaining lease payments when it moved to a new corporate headquarters. On June 30, 2004, the remaining balance of this restructuring charge was $114,000 after incurring payments of $670,000. This restructuring accrual is expected to be fully used for payments in the first quarter of fiscal 2005. In fiscal 2003 there was a restructuring charge of $1,431,000 related to an unused leased facility. The remaining restructuring accrual of $619,000 at June 30, 2004 is expected to be fully used for payments by the fourth quarter of fiscal 2005, when the lease terminates. In fiscal 2001 there was a restructuring charge of $522,000 related to the same unused leased facility. On June 30, 2002 and June 30, 2001, the remaining balance of this earlier restructuring charge was $522,000 and $197,000, respectively. The restructuring charge that was booked in fiscal 2001 was fully used for payments in the fourth quarter of fiscal 2003. There were no restructuring charges in fiscal 2002.

15. INCOME TAXES

The provision for income taxes consists of (in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Federal:
Current	$85	$(2,133)	$(2,682)
Deferred	(2,072)	(536)	(230)

	(1,987)	(2,669)	(2,912)
State:
Current	46	22	4
Deferred	(937)	(928)	(1,048)

	(891)	(906)	(1,044)
Foreign:
Current	8	9	—
Deferred	(288)	229	(229)

	(280)	238	(229)

Charge in lieu of taxes attributable to employee stock plans	778	570	1,223

Provision for income taxes	$(2,380)	$(2,767)	$(2,962)

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	11.2	8.3	8.1
Tax exempt investment income	1.1	1.1	2.4
Research and development tax credits	5.4	3.5	6.2
Change in valuation allowance	0.7	(8.9)	(15.1)
Other	(0.4)	—	(0.6)

Provision for income taxes	53.0%	39.0%	36.0%

The components of the net deferred tax assets were as follows (in thousands):

	As of June 30,
	2004	2003
Deferred tax assets:
Accruals and reserves recognized in different periods	$2,562	$2,578
Net operating loss and credit carryforwards	4,835	987
Tax effect of unrealized loss on short-term investments	489	—
Tax effect of other than temporary decline in the value of investments	470	830
Tax effect of accumulated losses of investment in PTI	1,158	1,375
Other	1,965	679

	11,479	6,449
Deferred tax liabilities:
Basis difference in fixed assets	(1,164)	(747)
Tax effect of unrealized gain on short-term investments	—	(710)
Other	(1,234)	(86)

	(2,398)	(1,543)

Less valuation allowance	(2,099)	(2,420)

Net deferred tax assets	$6,982	$2,486

As of June 30, 2004, the Company has tax credit carryforwards of approximately $1,710,000 and $509,000 available to offset future state taxable income and federal taxable income, respectively. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The federal tax credit carryforward expires in twenty years, any remainder will then be deductible in the twenty first year. As of June 30, 2004, the Company had federal net operating loss carryforwards of $6,651,000 which expire in twenty years.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and write-downs in investments that took place during fiscal 2002 and 2003, the Company has provided for a partial valuation allowance in the amount of approximately $2,099,000 against the tax effect of these losses as of June 30, 2004. However, the valuation allowance has been reduced by the tax effect of any realized and unrealized capital gains that are available to offset such losses.

16. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in fiscal 2004, 2003 or 2002.

17. INDUSTRY AND SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment. Revenues from the sale of FCP product for the nine months from the SaRonix acquisition to June 30, 2004 were approximately $15.1 million. Revenues from the sale of IC product for fiscal 2004 were approximately $51.3 million. All revenues in fiscal 2003 and 2002 were from the sale of IC products.

In fiscal 2004, there were no direct customers that represented more than 10% of accounts receivable. In fiscal 2004, there was one direct customer, an international distributor, that represented 11% of net revenues. In fiscal 2003, one distributor and one contract manufacturer each of whom purchase directly from the Company and sell to multiple end user customers, each represented 12% of net revenues. At June 30, 2003, two customers each represented 10% of trade accounts receivable. At June 30, 2002, two customers each represented 10% of trade accounts receivable.

For geographical reporting, net sales are attributed to the country where customers are located. Long-lived assets consist of property and equipment and are attributed to the country where they are located. The following presents net sales for the years ended June 30, 2004, 2003 and 2002; and the net book value of long-lived assets as of June 30, 2004, 2003 and 2002 (in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Net sales to countries:
United States	$18,910	$13,741	$14,928
China (including Hong Kong)	13,734	7,566	7,260
Taiwan	12,525	8,119	8,878
Singapore	7,463	6,056	6,746
Others (less than 10% each)	13,785	9,476	9,777

Total net sales	$66,417	$44,958	$47,589

Long-lived assets:
United States	$3,664	$4,488	$6,267
Singapore	1,545	925	927
Ireland	1,532	—	—
India	995	—	—
China (including Hong Kong)	566	810	1,389
Others (less than 10% each)	520	82	25

Total long-lived assets	$8,822	$6,305	$8,608

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	June 30 2004	Mar 31 2004	Dec 31 2003	Sep 30 2003
Net revenues	$20,029	$18,466	$16,850	$11,072
Cost of revenues	12,791	12,275	12,262	7,854

Gross profit	7,238	6,191	4,588	3,218
Operating expenses:
Research and development	3,513	3,451	3,987	3,210
Selling, general and administrative	3,895	4,277	4,292	2,515
Restructuring charge	—	—	784	—

Total operating expenses	7,408	7,728	9,063	5,725

Loss from operations	(170)	(1,537)	(4,475)	(2,507)
Other income, net	911	1,172	1,064	1,052

Income (loss) before income taxes	741	(365)	(3,411)	(1,455)
Income tax provision (benefit)	80	(269)	(1,536)	(655)

Net income (loss)	$661	$(96)	$(1,875)	$(800)

Basic earnings (loss) per share	$0.03	$(0.00)	$(0.07)	$(0.03)

Diluted earnings (loss) per share	$0.02	$(0.00)	$(0.07)	$(0.03)

Shares used in computing basic earnings (loss) per share	26,388	26,166	25,928	25,816

Shares used in computing diluted earnings (loss) per share	27,289	26,166	25,928	25,816

	For the Quarter Ended
	June 30 2003	Mar 31 2003	Dec 31 2002	Sep 30 2002
Net revenues	$11,506	$11,492	$11,132	$10,828
Cost of revenues	8,027	8,029	7,852	7,560

Gross profit	3,479	3,463	3,280	3,268
Operating expenses:
Research and development	2,871	2,758	2,800	2,918
Selling, general and administrative	2,653	2,673	2,799	3,158
Restructuring charge	—	—	1,431	—

Total operating expenses	5,524	5,431	7,030	6,076

Loss from operations	(2,045)	(1,968)	(3,750)	(2,808)
Other income (loss), net	1,438	1,023	(84)	1,100

Loss before income taxes	(607)	(945)	(3,834)	(1,708)
Income tax benefit	(237)	(313)	(1,431)	(786)

Net loss	$(370)	$(632)	$(2,403)	$(922)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.09)	$(0.04)
Shares used in computing basic and diluted loss per share	25,705	25,717	25,730	25,730

During the three months ended December 31, 2002, the Company recorded a restructuring charge of approximately $1.4 million related to an unused leased facility; and wrote off in its entirety an investment in another company of approximately $1.1 million that was deemed to be impaired.

During the three months ended December 31, 2003, the Company reduced its total workforce by approximately 12% and recorded charges of approximately $230,000 related to the reduction; recorded a non-recurring charge of approximately $784,000 related to an unused leased facility that resulted from moving to a new corporate headquarters; sold inventory that was written up approximately $573,000 to fair value in connection with the SaRonix acquisition; wrote off approximately $360,000 of in-process R&D; and completely amortized approximately $320,000 of acquired customer backlog for which no related selling expenses were incurred.

During the three months ended March 2004, the Company incurred a non-recurring moving charge of approximately $214,000; and wrote off furniture and fixtures with a net book value of approximately $45,000 that were no longer used. Both charges were related to the move to a new corporate headquarters.

During the three months ended June 2004, the Company recorded a tax adjustment to reflect the full year effective tax rate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 7, 2004

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

Signature	Title	Date

/s/ ALEX C. HUI	Chief Executive Officer, President and	September 7, 2004
Alex C. Hui	Chairman of the Board of Directors

(Principal Executive Officer)

/s/ MICHAEL D. CRAIGHEAD	Vice President, Finance & Administration	September 7, 2004
Michael D. Craighead	(Principal Financial Officer and Accounting Officer)

/s/ JOHN CHI-HUNG HUI	Vice President, Technology and Director	September 7, 2004
John Chi-Hung Hui

/s/ JEFFREY YOUNG	Director	September 7, 2004
Jeffrey Young

/s/ TAY THIAM SONG	Director	September 7, 2004
Tay Thiam Song

/s/ MILLARD PHELPS	Director	September 7, 2004
Millard Phelps

/s/ HAU L LEE.	Director	September 7, 2004
Hau L. Lee

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning Of Period	Reserves Acquired	Charged to Revenues	Deductions	Balance at End of Period
		(a)	(b)	(c)
Reserves for returns and pricing adjustments
June 30,
2004	$3,446	$165	$8,904	$8,771	$3,744
2003	4,276	—	7,618	8,448	3,446
2002	4,146	—	14,299	14,169	4,276

(a)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(b)	Primarily related to sales reserves
(c)	Charges for which allowances were created

	Balance at Beginning Of Period	Reserves Acquired	Charged to Costs and Expenses	Deductions	Balance at End of Period
		(d)	(e)	(f)
Allowance for doubtful accounts
June 30,
2004	$100	$437	—	$153	$384
2003	100	—	—	—	$100
2002	150	—	—	50	100

(d)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(e)	Related to identified uncollectible accounts
(f)	Charges for which allowances were created