Form 10-K/A
period 2004-06-26
PERICOM SEMICONDUCTOR CORP
filed 2004-10-01
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended June 26, 2004. This Amendment No. 1 to Annual Report on Form 10-K/A is being filed solely to (i) amend and restate Part II - Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations, specifically the second sentence of the paragraph in the section “Results of Operations – Comparison of Fiscal 2004, 2003 and 2002 – Net Revenues” on page 29 of this Form 10-K/A and (ii) amend and restate the table captioned “Equity Compensation Plans” in Item 12 on page 35 of this Form 10-K/A. Except for the matters noted above, no other information is being amended by this Form 10-K/A. The Registrant has not updated disclosures in this form 10-K/A to reflect any event subsequent to the Registrant’s filing of the original Form 10-K.

Except as described above, no other changes have been made to our original Form 10-K; however, for the convenience of the reader and because it is our intention to distribute this amended Form 10-K to our stockholders we have restated the our original Form 10-K in its entirety, as amended pursuant to the description above, in this amended Form 10-K.

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

COMPARISON OF FISCAL 2004, 2003 AND 2002

NET REVENUES. Net revenues increased 47.7% from $45.0 million in fiscal 2003 to $66.4 million in fiscal 2004. The increase in net revenues was due to the October 1, 2003 SaRonix acquisition that contributed $15.1 million to the year over year gain and the general semiconductor industry recovery during the period resulting in an increased volume of units shipped. Net revenues decreased 5.5% from $47.6 million in fiscal 2002 to $45.0 million in fiscal 2003. The decrease in net revenues resulted primarily from a rapid decline in weighted average selling prices and continued reductions of inventory levels in the distribution and contract manufacturing sales channels as a result of the ongoing worldwide semiconductor industry downturn.

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

The Company’s cash provided by financing activities in fiscal 2004 of $2.3 million was primarily due to the sale of common stock from the Company’s employee stock plans. The Company’s cash used in financing activities in fiscal 2003 of $514,000 was due to the repurchase of common stock by the Company of $2.2 million, which was offset by proceeds received from the sale of common stock from the Company’s employee stock plans of $1.7 million. The Company’s cash provided by financing activities in fiscal 2002 of $1.9 million was due to the sale of common stock from the Company’s employee stock plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report.
		Page No.
	Report of Independent Registered Public Accounting Firm	39

	Consolidated Balance Sheets as of June 30, 2004 and 2003	40

	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2004	41

	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for each of the three fiscal years in the period ended June 30, 2004	42

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2004	43

	Notes to Consolidated Financial Statements	44

2.	INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

	Unaudited Interim Financial Information	59

3.	INDEX TO FINANCIAL STATEMENT SCHEDULE

	The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 30, 2004, 2003, and 2002 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

	Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2004	62

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

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders

Option Plans	5,174,313	$12.05	528,278

Employee Stock Purchase Plan	—	—	195,451
Equity Compensation Plans not Approved by Shareholders
SaRonix Inducement Options (1)	376,200	$10.00	5,200

Total	5,550,513	$11.92	728,929

(1)	Represents options granted to former employees of SaRonix, LLC.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 33 of this report.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1		Purchase Option Agreement dated as of January 28, 2003, by and between Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1 to the Company’s Form 8-K filed October 2, 2003, and incorporated herein by reference.

2.2		Amendment No. 1 to Purchase Option Agreement dated as of March 28, 2003, by and among Pericom Semiconductor Corporation, SaRonix, LLC and Ben Healy, filed as an exhibit 2.1.1 to the Company’s Form 8-K, filed October 2, 2003 and incorporated herein by reference.

2.3		Amendment No. 2 to Purchase Option Agreement dated as of September 26, 2003 by and among Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1.2 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

3.1		Restated Articles of Incorporation of the Registrant (1)

3.2		Amended and Restated Bylaws of the Registrant (2)

3.3		Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1		Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1	*	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder (3)

10.2	*	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder (3)

10.3	*	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)

10.4		Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)

10.5		Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)

10.6		Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.7		Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.8		Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (6)

10.11		Form of Indemnification Agreement (3)

10.12		Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)

10.13	*	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)

10.14	*	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)

10.15		Change of Control Agreement (7)

10.16		Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.18		Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant, as amended, filed as Exhibit 10.2 to the Company’s form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

14.1	**	Pericom Semiconductor Corporation Code of Business Conduct and Ethics

21.1	**	Subsidiaries of Pericom Semiconductor Corporation

23.1		Consent of Independent Registered Public Accounting Firm

24.1	**	Power of Attorney

31.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.
(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.
(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.
(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.
(7)	Incorporated herein by reference to the Company’s fiscal 2002 Annual Report on Form 10-K in which the exhibit bears the same number.

(b)	Reports on Form 8-K as of the end of the fourth fiscal quarter of 2004:

(1)	On April 20, 2004, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(2)	On July 27, 2004, Pericom filed a report on Form 8-K regarding the quarterly and year to date results press release issued the same day.

(c)	Exhibits: See list of exhibits under (a)(2) above.

(d)	Financial Statement Schedules: See list of schedules under (a)(1) above.

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

PRODUCT WARRANTY —- The Company offers a standard one-year product replacement warranty. The Company accrues for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

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

10. COMMITMENTS

Building Lease

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments, including leases on abandoned facilities, at June 30, 2004 are as follows (in thousands):

	Fiscal Year Ending June 30,					Thereafter
	2005	2006	2007	2008	2009
Operating lease payments	$1,906	$1,251	$1,038	$963	$992	$4,839

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

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2001 (2,397,294 exercisable at a weighted average price of $5.24)	4,746,501	$10.28
Granted (weighted average fair value of $7.83 per share)	1,553,255	13.49
Exercised	(423,609)	1.74
Canceled	(228,090)	15.95

Balance, June 30, 2002 (3,256,939 exercisable at a weighted average price of $9.00)	5,648,057	11.57
Granted (weighted average fair value of $4.09 per share)	576,300	8.60
Exercised	(241,839)	2.64
Canceled	(430,106)	15.33

Balance, June 30, 2003 (3,843,461 exercisable at a weighted average price of $10.45)	5,552,412	11.36
Granted (weighted average fair value of $5.57 per share)	955,350	10.70
Exercised	(570,451)	2.48
Canceled	(386,798)	14.91

Balance, June 30, 2004	5,550,513	$11.92

At June 30, 2004, 533,478 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of June 30, 2004 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 – 5.25	1,273,320	3.75	$3.01	1,273,320	$3.01
5.50 – 10.50	1,247,293	8.29	9.03	432,098	8.10
10.53 – 13.96	1,298,441	7.94	12.17	630,030	12.58
14.00 – 21.69	1,112,421	6.93	16.14	905,938	16.31
21.94 – 37.22	619,038	6.02	27.91	615,752	27.92

$0.50 – 37.22	5,550,513	6.64	$11.92	3,857,138	$12.24

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

In December 2001, the Company recorded a stock compensation charge of $253,000 related to certain stock options that were allowed an extended vesting period from that which was allowed in the original option agreement in conjunction with a reduction in force, which the Company undertook in that quarter. The offset of this charge was to shareholders’ equity.

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

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 29, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALEX C. HUI	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 29, 2004
Alex C. Hui

/s/ MICHAEL D. CRAIGHEAD	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	September 29, 2004
Michael D. Craighead

/s/ JOHN CHI-HUNG HUI *	Vice President, Technology and Director	September 29, 2004
John Chi-Hung Hui

/s/ JEFFREY YOUNG *	Director	September 29, 2004
Jeffrey Young

/s/ TAY THIAM SONG *	Director	September 29, 2004
Tay Thiam Song

/s/ MILLARD PHELPS *	Director	September 29, 2004
Millard Phelps

/s/ HAU L LEE. *	Director	September 29, 2004
Hau L. Lee

* BY: /s/ ALEX C. HUI	Attorney-in-Fact and Agent	September 29, 2004
Alex C. Hui

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning Of Period	Reserves Acquired	Charged to Revenues	Deductions	Balance at End of Period
		(a)	(b)	(c)
Reserves for returns and pricing adjustments June 30,
2004	$3,446	$165	$8,904	$8,771	$3,744
2003	4,276	—	7,618	8,448	3,446
2002	4,146	—	14,299	14,169	4,276

(a)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(b)	Primarily related to sales reserves
(c)	Charges for which allowances were created

	Balance at Beginning Of Period	Reserves Acquired	Charged to Costs and Expenses	Deductions	Balance at End of Period
		(d)	(e)	(f)
Allowance for doubtful accounts June 30,
2004	$100	$437	—	$153	$384
2003	100	—	—	—	100
2002	150	—	—	50	100

(d)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(e)	Related to identified uncollectible accounts
(f)	Charges for which allowances were created