Form 10-Q
period 2004-09-30
PERICOM SEMICONDUCTOR CORP
filed 2004-11-04
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004 the Registrant had outstanding 26,546,134 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,946	$13,965
Short-term investments	138,218	130,412
Accounts receivable:
Trade (net of allowances of $2,504, and $4,128)	6,681	5,308
Other receivables	1,962	2,241
Inventories	16,407	15,980
Prepaid expenses and other current assets	573	664
Deferred income taxes	4,824	5,564

Total current assets	173,611	174,134
Property and equipment – net	6,497	6,442
Investment in and advances to Pericom Technology, Inc.	5,571	5,694
Goodwill (net of accumulated amortization of $366)	1,325	1,325
Deferred income taxes – noncurrent	1,642	1,419
Building held for sale	1,532	1,532
Intangible assets (net of accumulated amortization of $119 and $89)	2,928	2,958
Other assets	3,979	3,948

Total	$197,085	$197,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,665	$8,153
Accrued liabilities	5,753	5,972
Current portion of long-term debt	1,276	1,291

Total current liabilities	14,694	15,416
Other long term liabilities	71	139
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; Shares outstanding: September 30, 2004, 26,507,216; June 30, 2004, 26,474,381	142,642	142,607
Accumulated other comprehensive income (loss)	(156)	(393)
Retained earnings	39,834	39,683

Total shareholders’ equity	182,320	181,897

Total	$197,085	$197,452

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net revenues	$19,786	$11,072
Cost of revenues	12,806	7,854

Gross profit	6,980	3,218

Operating expenses:
Research and development	3,716	3,210
Selling, general and administrative	3,832	2,515

Total	7,548	5,725

Income (loss) from operations	(568)	(2,507)
Equity in net income (loss) of Pericom Technology, Inc.	(123)	69
Interest income	931	992
Other-than-temporary recovery (decline) in investments	—	(9)

Income (loss) before income taxes	240	(1,455)
Income tax (benefit)	89	(655)

Net income (loss)	$151	$(800)

Basic income (loss) per share	$0.01	$(0.03)

Diluted income (loss) per share	$0.01	$(0.03)

Shares used in computing basic income (loss) per share	26,515	25,816

Shares used in computing diluted income (loss) per share	27,268	25,816

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$151	$(800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,090	910
Other-than-temporary decline in investment	—	9
Loss on short-term investments	18	—
(Gain) loss on sale or disposal of assets	6	(2)
Equity in net (income) loss of investee	123	(69)
Deferred income taxes	212	—
Changes in assets and liabilities:
Accounts receivable	(1,094)	(1,314)
Inventories	(427)	1,426
Prepaid expenses and other current assets	91	(777)
Accounts payable	(488)	34
Accrued liabilities	(287)	251
Other long term liabilities	—	(169)

Net cash provided by (used in) operating activities	(605)	(501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,121)	(616)
Proceeds from sale of property and equipment	—	16
Purchase of short-term investments	(130,618)	(29,986)
Maturities of short-term investments	123,361	36,381
Loan to SaRonix	—	(497)
Decrease (increase) in other assets	(31)	(82)

Net cash provided by (used in) investing activities	(8,409)	5,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	354	452
Principal payments on long-term debts and capital leases	(15)	—
Repurchase of common stock	(319)	—

Net cash provided by (used in) financing activities	20	452
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	45

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,019)	5,212
CASH AND CASH EQUIVALENTS:
Beginning of period	13,965	9,705

End of period	$4,946	$14,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(1)	$(5)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2004, the results of operations for the three-month periods ended September 30, 2004 and 2003 and cash flows for the three months ended September 30, 2004 and 2003. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and September 30. The Company’s fiscal year 2004 ended on June 26, 2004. The three-month periods in fiscal years 2004 and 2003 ended on September 25, 2004 and September 27, 2003, respectively, and each period included 13 weeks.

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

Stock Based Compensation

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix acquisition stock option plan, and 2000 Employee Stock Purchase Plan, for the three-month periods ended September 30, 2004 and 2003, the Company’s net income (loss) and income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$151	$(800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,365)	(1,200)

Pro forma net income (loss)	$(1,214)	$(2,000)

Income (loss) per share:
Basic earnings (loss) per share, as reported	$0.01	$(0.03)

Diluted earnings (loss) per share, as reported	$0.01	$(0.03)

Basic earnings (loss) per share, pro forma	$(0.05)	$(0.08)

Diluted earnings (loss) per share, pro forma	$(0.05)	$(0.08)

2. Business Combination

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

The results of operations of SaRonix, Inc. from the date of acquisition have been included in the Company’s consolidated financial statements. The assets acquired and liabilities assumed at the date of the acquisition were recorded at estimated fair values as determined by management. Fair values of intangible assets acquired are based on appropriate application of the income, market, and cost approaches and the fair value of tangible assets acquired and liabilities assumed were determined using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price has been allocated as follows (in thousands):

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

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Amortization expense for the three months ended September 30, 2004 was $30,000. Amortization for the remainder of fiscal 2005 will be approximately $89,000, and amortization for each fiscal year through 2013 will be $119,000 per year and amortization for 2014 will be $30,000

The following table sets forth the cost, accumulated amortization, and net value of the core developed technology intangible asset as of June 30, 2004 and September 30, 2004 (in thousands):

	September 30, 2004	June 30, 2004
Cost	$1,189	$1,189
Accumulated amortization	(119)	(89)

Net value	$1,070	$1,100

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date.

3. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three-month periods ended September 30, 2004 and 2003 are computed as follows (in thousands, except for per share data):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$151	$(800)

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,515	25,816

Shares used in computing basic income (loss) per share	26,515	25,816

Basic income (loss) per share	$0.01	$(0.03)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,515	25,816
Dilutive options using the treasury stock method	753	—

Shares used in computing diluted income (loss) per share	27,268	25,816

Diluted income (loss) per share	$0.01	$(0.03)

Options to purchase 3,495,381 shares of common stock at prices ranging from $9.90 to $37.22 were outstanding as of September 30, 2004, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price of the common stock for the three months ended September 30, 2004 and therefore, would be anti-dilutive under the treasury stock method. For the three-month period ended September 30, 2003, options to purchase 5,413,912 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for this period and those options would be anti-dilutive.

4. Inventories

Inventories consist of (in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$5,516	$4,968
Work in process	2,978	3,588
Finished goods	7,913	7,424

	$16,407	$15,980

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2004	June 30, 2004
Accrued compensation	$2,318	$2,202
Accrued income tax	993	1,117
External sales representative commissions	849	785
Restructuring accrual	450	733
Other accrued expenses	1,143	1,135

	$5,753	$5,972

6. Long Term Debt

Bank Loan

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. The loan has a variable interest rate of 2.5% over the 30 day LIBOR rate (1.64% at September 30, 2004) and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at September 30, 2004. At September 30, 2004, the Company had $1,276,000 outstanding under this loan classified as a current liability based on the Company’s intent to pay off this loan in connection with the sale of the building.

7. Restructuring

In the quarter ended June 30, 2001, the Company recorded a restructuring charge of $522,000 related to an unused leased facility that was subleased at a lower rate than what the Company was leasing the facility for. During the quarter ended December 31, 2002, the Company revised its estimate of this restructuring and recorded an additional restructuring charge of $1,431,000 which was also related to this facility. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease, which expires in May 2005. The Company received notice that a sublessee would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to the continued downturn in the Company’s business, the Company determined that this portion of the facility will not be utilized over the remaining lease term.

During the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $784,000 to cover seven months of remaining costs on its existing corporate headquarters lease after signing a new lease for a new corporate headquarters. The move to the new corporate headquarters resulted in an approximate $50,000 per month savings. There were no restructuring charges recorded in the quarter ended September 30, 2004.

These restructuring charges were not deemed to have a significant impact on the Company’s future financial position. The Company’s future operating results will improve as a result of these restructuring charges, however, due to the costs associated with these idle facilities being recorded at the time they became idle. No employee positions were eliminated as part of these restructurings.

The following table sets forth the activity of the restructuring accrual as of September 30, 2004 (in thousands):

Initial charge in the fourth quarter of fiscal 2001	522
Cash payments	(562)
Sublease cash receipts	237

Balance at June 30, 2002	197
Additional reserves	1,431
Cash payments	(598)
Sublease cash receipts	242

Balance at June 30, 2003	1,272
Additional reserves	784
Cash payments	(1,337)
Non-cash adjustment	14

Balance at June 30, 2004	733
Cash payments	(283)

Balance at September 30, 2004	$450

The Company has classified the entire balance of this accrual in current accrued liabilities in the accompanying balance sheets as of September 30, 2004.

8. Industry and Segment Information

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

There were two direct customers, both Asian distributors, that individually accounted for 12% and 11% of net sales in the three months ended September 30, 2004. In the three months ended September 30, 2003, there was one direct customer, also an Asian distributor, that individually accounted for more than 18% of net sales.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
United States	55.2%	63.9%
Singapore	24.3%	17.6%
Other (less than 10% each)	20.5%	18.5%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
United States	21.3%	25.6%
China	21.3%	18.8%
Taiwan	17.6%	25.3%
Singapore	13.7%	14.0%
Other (less than 10% each)	26.1%	16.3%

Total	100.0%	100.0%

9. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three-month periods ended September 30, 2004 and 2003, comprehensive income (loss), which was comprised of the Company’s net income (loss) for the periods, changes in cumulative unrealized gain (loss) on short-term investments net of tax and translation gain (loss) was as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$151	$(800)
Unrealized gain (loss) on investment	262	(418)
Translation gain (loss)	(25)	45

Comprehensive income (loss)	$388	$(1,173)

10. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 33,600 shares were repurchased in the three months ended September 30, 2004 at a cost of approximately $319,000. The Company has purchased a total of 308,100 shares at a total cost of approximately $2.5 million as of September 30, 2004. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A (the “Form 10-K/A”).

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

We consider the following accounting policies to be “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain. We also have other important policies that are discussed in Note 1 to the Consolidated Financial Statements in our Form 10-K/A.

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three months ended September 30, 2004 approximately 53% of our sales were to distributors. We have agreements for price protection and stock rotation programs with our distributors. The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgments and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

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

Impairment of Goodwill. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted in fiscal 2002, we ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. The carrying value is net of $366,000 accumulated amortization. SFAS No. 142 also requires that goodwill be tested for impairment at least annually. We determined that no impairment of this goodwill existed in fiscal 2004, and we will continue to evaluate such goodwill at least annually.

Investments. We have also made other investments including loans, bridge loans convertible to equity or asset purchases as well as direct equity investments. These loans and investments are made with strategic intentions and have been in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the balance sheet and are carried at the lower of cost, or market if the investment has experienced an other-than-temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues	64.7%	70.9%

Gross profit	35.3%	29.1%

Operating expenses:
Research and development	18.8%	29.0%
Selling, general and administrative	19.4%	22.7%

Total	38.2%	51.7%

Income (loss) from operations	(2.9)%	(22.6)%
Equity in net income (loss) of investee	(0.6)%	0.6%
Interest income	4.7%	9.0%
Other-than-temporary decline in investment	0.0%	(0.1)%

Income (loss) before income taxes	1.2%	(13.1)%
Income tax (benefit)	0.4%	(5.9)%

Net income (loss)	0.8%	(7.2)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Net revenues	$19,786	$11,072	78.7%
Percentage of net sales accounted for by top 5 direct customers (1)	41.7%	47.5%

Number of direct customers that each account for more than 10% of net sales	2	1

Percentage of gross sales accounted for by top 5 end customers (2)	38.2%	33.3%

Number of end customers that each account for more than 10% of gross sales	1	0

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire SaRonix, LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues from SaRonix. For the three month period ended September 30, 2004 revenues of $4.9 million were generated from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. During the first two quarters of calendar 2004 business conditions in the semiconductor industry improved somewhat and the percentage of the company’s revenue represented by turns orders declined. In the three months ended September 30, 2004, however, regular order rates again slowed and the percentage of turns orders again increased.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three month period ended September 30, 2004 as compared with the same period in the prior year is primarily attributable to the acquisition of SaRonix which contributed $4.9 million to net revenues. The increase in revenues is also attributable to the recovery currently taking place in the end markets the Company serves and to customer acceptance of the Company’s new product offerings. The pricing environment for the Company’s Digital Switches, Interface Logic, and SaRonix FCP devices has improved during the 2004 calendar year. However, with the recent slowdown in orders, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions.

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month period ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
United States	21.3%	25.6%
China	21.3%	18.8%
Taiwan	17.6%	25.3%
Singapore	13.7%	14.0%
Other (less than 10% each)	26.1%	16.3%

Total	100.0%	100.0%

For the three months ended September 30, 2004, as compared with the same period in the prior year, the percentage of our net revenues derived in the aggregate from China, Taiwan and Singapore declined slightly from 58.1% to 52.6%. This slight decline was the result of our acquisition of SaRonix, which has a lower concentration of sales in Asia. For the three-month period ended September 30, 2004 as compared with the same period in the prior year the percentage of our net revenues derived from sales to countries that individually account for less than 10% of our net revenues increased. This increase was primarily the result of the significant growth of our sales into Korea to two key cell phone customers there and the October 1, 2003 acquisition of SaRonix which has a stronger sales presence in Europe.

Gross Profit

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Net revenues	$19,786	$11,072	78.7%
Gross profit	6,980	3,218	116.9%
Gross profit as a percentage of net revenues (gross margin)	35.3%	29.1%

The increase in gross profit in the three month period ended September 30, 2004, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from slightly improved conditions in the semiconductor industry, higher gross margin on these sales because of a favorable product mix resulting in a higher percentage of sales of our newer, higher margin products, and the additional gross profit dollars provided by the addition of frequency control products sold through the Company’s SaRonix subsidiary. The improvement in gross margin for the three months ended September 30, 2004, as compared with the same period in the prior year, was largely due to a 324 basis point improvement in standard unit cost as a percentage of net revenues and a 297 basis point improvement in other cost of goods sold items including inventory reserves, scrapped product and manufacturing variances. Note that the results for the three months ended September 30, 2004 include the results of the FCP product lines acquired from SaRonix which have lower gross margins than our core integrated circuit products lines. The 237 basis point improvement in standards cost as a percentage of net revenues was the result of a 739 basis point improvement in our core integrated circuit product lines that was offset in part by the lower margins of the FCP product lines.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin SaRonix products and our integrated circuit products. Also, within our integrated circuit products, the Company has been executing a program to migrate revenues to new higher margin products in certain new markets such as cell phones and digital video media. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three months ended September 30, 2004, and September 30, 2003, gross profit and gross margin benefited as a result of the sale of inventory previously valued at $266,000 and $122,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Net revenues	$19,786	$11,072	78.7%
Research and development	3,716	3,210	15.8%
R&D as a percentage of net revenues	18.8%	29.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three-month period ended September 30, 2004 as compared to the same period in the previous year was primarily due to the acquisition of SaRonix. Research and development costs of SaRonix were $503,000 for the three months ended September 30, 2004.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

Selling, General and Administrative

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Net revenues	$19,786	$11,072	78.7%
Selling, general and administrative	3,832	2,515	52.4%
S,G&A as a percentage of net revenues	19.4%	22.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in the three-month period ended September 30, 2004 as compared to the same period in the prior year was primarily due to the acquisition of SaRonix. Direct costs of $856,000 relate to the operations of SaRonix for the three months ended September 30, 2004. In addition, costs of $172,000 relate to the operations of

Pericom Taiwan Limited in the three months ended September 30, 2004. There were no selling, general and administrative expenses related to SaRonix or Pericom Taiwan Limited in the three months ended September 30, 2003. The balance of the expense increase was due to support of an increased level of business due to growth in the Company’s core integrated circuit business and the added product lines of SaRonix.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley section 404 compliance will increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

Restructuring Charge

In the three months ended December 31, 2002 the Company recorded a $1.4 million restructuring charge related to an unused portion of a leased facility. This facility had originally been leased to accommodate future expansion. The semiconductor industry downturn then underway caused the Company to revise its expansion plans and this facility was subleased. At the time of the sublease, a $522,000 restructuring charge was recorded that represented the difference between the sublease rate and the rate the Company was paying. The $1.4 million restructuring charge was recorded when the Company received notice that the tenant would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in San Jose, California. Due to the Continued downturn in the Company’s business, the Company determined that this portion of the facility would not be utilized over the remaining lease term. The restructuring charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. On September 30, 2004, the remaining balance of the restructuring accrual was $450,000.

In the three months ended December 31, 2003 a $784,000 restructuring charge related to another leased facility was recorded when the Company vacated that facility completely and moved to a new corporate headquarters. This restructuring accrual became fully depleted in the first quarter of fiscal 2005, when the lease terminated. No employee positions were eliminated as part of these restructurings.

Equity in Net Income (Loss) of Investee

	Three Months Ended September 30,
(In thousands)	2004	2003	Change
Equity in net income (loss) of investee	$(123)	$69	$(192)

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company’s allocated portion of PTI’s results declined to a loss for the three month period ended September 30, 2004 from a gain for the comparable period in the prior year due to a slowdown in the China telecommunications and consumer product markets that PTI serves.

Interest Income

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Interest income	$931	$992	(6.1)%

The decrease in interest income for the three month period ended September 30, 2004 as compared to the comparable prior year period was due to a combination of less invested capital and lower interest rates as older higher yielding investments matured and were reinvested at current rates.

Provision for Income Taxes

	Three Months Ended September 30,
(In thousands)	2004	2003
Pre-tax income (loss)	$240	$(1,455)
Income tax (benefit)	89	(655)
Effective tax rate	37.1%	45.0%

Without benefit of the R&D tax credit, the Company’s effective tax rate in the quarter ended September 30, 2004 was 37%. The R&D tax credit was subsequently signed into law in October 2004. Excluding any other factor, the effect of this extension on the Company’s full year tax is a reduction of our effective tax rate from 37% to approximately 12%. The income tax benefit in fiscal 2004 is the result of a deferred tax asset being recorded to carry forward the net loss to future years. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

As of September 30, 2004, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $143.2 million as compared with $144.4 million as of June 30, 2004. The Company does not expect this balance to change significantly in the short term. As of September 30, 2004, $4.9 million of this was liquid and classified as cash and equivalents. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Operating cash flow is just under break even at current business levels. Since the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own fabs. In the three months ended September 30, 2004, the Company spent $1.1 million on capital equipment. Interest rates are at a historically low level. The Company generated $931,000 of interest income in the three months ended September 30, 2004. In the longer term the Company will generate at least comparable interest income if interest rates rise.

The Company’s net cash used in operating activities of $605,000 in the three months ended September 30, 2004 was primarily due to a $1,094,000 increase in accounts receivable due to significant shipments occurring in the last month of the quarter, a decrease in accounts payable of $488,000, a $427,000 inventory increase and a $287,000 decrease in accrued liabilities which were partially offset by depreciation and amortization of $1,090,000, a $212,000 decrease in deferred income taxes, net income of $151,000 and equity in net loss of investee of $123,000.

The Company’s cash used by operating activities of $501,000 in the three months ended September 30, 2003 was primarily due to a $1,314,000 increase in accounts receivable due to decreased reserve requirements, net losses of $800,000, a $777,000 increase in prepaid expenses and other current assets, which was mostly due to an increase in income taxes receivable, a $169,000 decrease in other long term liabilities which were partially offset by a $1,426,000 decrease in inventories, mostly finished goods inventory, depreciation and amortization of $910,000 and a $251,000 increase to accrued liabilities.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used by investing activities of $8.4 million for the three months ended September 30, 2004 was primarily due to purchases of short-term investments exceeding maturities by $7.3 million and purchases of property and equipment of $1.1 million. The Company’s cash provided by investing activities of $5.2 million for the three months ended September 30, 2003 was primarily due to maturities of short term investments exceeding purchases by $6.4 million which was offset by $616,000 of purchases of property and equipment and loans provided to SaRonix of $497,000.

The Company’s cash provided by financing activities in the three months ended September 30, 2004 of $20,000 was primarily due to proceeds of $354,000 from the sale of common stock from the Company’s employee stock plans which was largely offset by repurchases of common stock of $319,000. The Company’s cash provided in financing activities in the three months ended September 30, 2003 of $452,000 was due to the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2004, the Company has repurchased an aggregate of 308,100 shares at a cost of approximately $2.5 million. The Company repurchased 33,600 shares during the three months ended September 30, 2004 at an approximate cost of $319,000. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The future minimum operating lease commitments at June 30, 2004 are as follows (in thousands):

		Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease obligations	$10,989	$1,906	$2,289	$1,955	$4,839

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. This loan is secured by a building owned by the Company in Ireland, which is classified as held for sale at September 30, 2004. The Company’s intent is to pay off this loan in connection with the sale of the building. This loan is not included in the above table.

Off-Balance Sheet Arrangements

As defined by Regulation S-K Item 303(A)(4) the Company has no off balance sheet arrangements other than operating leases.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of SaRonix and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) below, (ii) in the Company’s Form 10-K/A under the heading “Risk Factors; Factors That May Affect Future Results”, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor and frequency control products are incorporated. These markets include the following:

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

Our results of operations have been adversely affected by global economic slowdowns in the past.

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

We continue to integrate SaRonix into our company. If this continued integration is not successful, it could negatively affect our business results.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first three months of fiscal 2005 only five other suppliers manufactured the remainder of our wafers. In fiscal 2004 only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 85 patents covering certain aspects of our product designs and have at least 21 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. There were two direct customers, both Asian distributors, that individually accounted for more than 10% of net revenues during the three month period ended September 30, 2004. In the three month period ended September 30, 2003 there was one direct customer, also an Asian distributor, that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the three month period ended September 30, 2004 declined from the same periods in the prior year primarily due to the acquisition of SaRonix, Inc. There was one end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended September 30, 2004. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended September 30, 2003. We expect this trend of less concentration in our sales to end-user customers to continue as a result of the SaRonix acquisition.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 30, 2004 sales to our distributors were approximately 53% of net revenues as compared to approximately 60% of net revenues in the three months ended June 30, 2004. The decrease in the percentage of sales to our distributors in the three months ended September 30, 2004 was due in part to increased sales to our OEM customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended September 30, 2004, approximately 70% of our net revenues derived from sales in Asia and approximately 6% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $138.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2004, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter of 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
July 2004	16,000	$9.89	16,000	1,709,500
August 2004	12,600	$8.86	12,600	1,696,900
September 2004	5,000	$9.92	5,000	1,691,900

Total	33,600	$9.51	33,600

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2004, the Company has repurchased an aggregate of 308,100 shares at a cost of approximately $2.5 million. The Company repurchased 33,600 shares during the three months ended September 30, 2004 at an approximate cost of $319,000.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

1)	On July 27, 2004 Pericom filed a report on Form 8-K that was regarding the quarterly results press release issued the same day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: November 4, 2004	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: November 4, 2004	By:	/s/ Michael D. Craighead
Michael D. Craighead
Chief Financial Officer
(Chief Accounting Officer)