Form 10-Q
period 2004-12-31
PERICOM SEMICONDUCTOR CORP
filed 2005-02-08
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 1, 2005 the Registrant had outstanding 26,517,480 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,338	$13,965
Short-term investments	134,768	130,412
Accounts receivable:
Trade (net of allowances of $2,899, and $4,128)	6,452	5,308
Other receivables	2,327	2,241
Inventories	14,552	15,980
Prepaid expenses and other current assets	627	664
Deferred income taxes	5,377	5,564

Total current assets	172,441	174,134
Property and equipment – net	6,168	6,442
Investment in and advances to Pericom Technology, Inc.	5,571	5,694
Goodwill (net of accumulated amortization of $366)	1,325	1,325
Deferred income taxes – non-current	1,478	1,419
Building held for sale	—	1,532
Intangible assets (net of accumulated amortization of $149 and $89)	2,899	2,958
Other assets	3,762	3,948

Total	$193,644	$197,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,955	$8,153
Accrued liabilities	5,450	5,972
Current portion of long-term debt	—	1,291
Total current liabilities	11,405	15,416

Other long term liabilities	—	139
Minority interest in consolidated subsidiary	305	—
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized;
Shares outstanding: December 31, 2004, 26,532,559; June 30, 2004, 26,474,381	142,771	142,607
Accumulated other comprehensive income (loss)	(368)	(393)
Retained earnings	39,531	39,683

Total shareholders’ equity	181,934	181,897

Total	$193,644	$197,452

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$19,217	$16,850	$39,003	$27,922
Cost of revenues	13,219	12,262	26,025	20,116

Gross profit	5,998	4,588	12,978	7,806

Operating expenses:
Research and development	3,485	3,987	7,201	7,197
Selling, general and administrative	3,707	4,292	7,539	6,807
Restructuring charge	—	784	—	784

Total	7,192	9,063	14,740	14,788

Income (loss) from operations	(1,194)	(4,475)	(1,762)	(6,982)
Equity in net income (loss) of Pericom Technology, Inc.	—	68	(123)	137
Interest income	885	996	1,816	1,988
Other-than-temporary recovery (decline) in investments	(96)	—	(96)	(9)

Income (loss) before income taxes	(405)	(3,411)	(165)	(4,866)
Income tax (benefit)	(102)	(1,536)	(13)	(2,191)

Net income (loss)	$(303)	$(1,875)	$(152)	$(2,675)

Basic income (loss) per share	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Diluted income (loss) per share	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Shares used in computing basic income (loss) per share	26,554	25,928	26,534	25,872

Shares used in computing diluted income (loss) per share	26,554	25,928	26,534	25,872

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(152)	$(2,675)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,079	2,262
Purchased in-process technology	—	360
Other-than-temporary decline in investment	96	9
Gain on short-term investments	(40)	—
(Gain) loss on sale or disposal of assets	(407)	88
Equity in net (income) loss of investee	123	(137)
Deferred income taxes	51	(409)
Minority interest in subsidiary’s net income (loss)	(10)	—
Changes in assets and liabilities net of effects of purchase of SaRonix LLC:
Accounts receivable	(1,230)	(1,091)
Inventories	1,428	464
Prepaid expenses and other current assets	37	(2,227)
Accounts payable	(2,198)	2,745
Accrued liabilities	(661)	(381)

Net cash provided by (used in) operating activities	(884)	(992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,752)	(1,527)
Net proceeds from sale of property and equipment	1,945	81
Purchase of short-term investments	(148,815)	(70,872)
Maturities of short-term investments	144,505	74,672
Cash received from SaRonix acquisition, net of transaction costs	—	349
Loan to SaRonix	—	(1,197)
Sale of minority interest	315	—
Decrease (increase) in other assets	90	38
Payment of bank loan	(1,251)	—

Net cash provided by (used in) investing activities	(4,963)	1,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	651	987
Principal payments on long-term debts and capital leases	(40)	(30)
Repurchase of common stock	(487)	—

Net cash provided by (used in) financing activities	124	957
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	96	25

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,627)	1,534
CASH AND CASH EQUIVALENTS:
Beginning of period	13,965	9,705

End of period	$8,338	$11,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(3)	$(6)

Interest	$(1)	$(42)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair Value of SaRonix, LLC assets acquired	—	$14,053
Acquisition related costs	—	(1,731)
Loans forgiven	—	(7,900)

Liabilities assumed	—	$4,422

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2004, the results of operations for the three-month and six-month periods ended December 31, 2004 and 2003 and cash flows for the six months ended December 31, 2004 and 2003. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and December 31. The Company’s fiscal year 2004 ended on June 26, 2004. The three and six-month periods in fiscal years 2004 and 2003 ended on December 25, 2004 and December 27, 2003, respectively, and each period included 13 weeks and 26 weeks, respectively.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three subsidiaries, SaRonix, Inc., Pericom Semiconductor (HK) Limited and Pericom Taiwan Limited Corporation. SaRonix, Inc. was formed in September, 2003 to purchase substantially all the assets and related liabilities of SaRonix, LLC effective October 1, 2003. (see Note 2) All significant intercompany balances and transactions are eliminated in consolidation.

Stock Based Compensation

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix acquisition stock option plan, and 2000 Employee Stock Purchase Plan, for the three-month and six-month periods ended December 31, 2004 and 2003, the Company’s net income (loss) and income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(303)	$(1,875)	$(152)	$(2,675)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,418)	(1,128)	(2,783)	(2,328)

Pro forma net income (loss)	$(1,721)	$(3,003)	$(2,935)	$(5,003)

Income (loss) per share:
Basic earnings (loss) per share, as reported	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Diluted earnings (loss) per share, as reported	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Basic earnings (loss) per share, pro forma	$(0.06)	$(0.12)	$(0.11)	$(0.19)

Diluted earnings (loss) per share, pro forma	$(0.06)	$(0.12)	$(0.11)	$(0.19)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We are assessing the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

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

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Amortization expense for the three and six-month periods ended December 31, 2004 was $30,000 and $60,000, respectively. Amortization for the remainder of fiscal 2005 will be approximately $59,000, and amortization for each fiscal year through 2013 will be $119,000 per year and amortization for 2014 will be $30,000.

The following table sets forth the cost, accumulated amortization, and net value of the core developed technology intangible asset as of June 30, 2004 and December 31, 2004 (in thousands):

	December 31, 2004	June 30, 2004
Cost	$1,189	$1,189
Accumulated amortization	(149)	(89)

Net value	$1,040	$1,100

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. The estimated future costs to complete these projects was approximately $300,000. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date. As of December 31, 2004 all of these projects had either been completed or cancelled.

3. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six-month periods ended December 31, 2004 and 2003 are computed as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(303)	$(1,875)	$(152)	$(2,675)

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,554	25,928	26,534	25,872

Shares used in computing basic income (loss) per share	26,554	25,928	26,534	25,872

Basic income (loss) per share	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,554	25,928	26,534	25,872
Dilutive options using the treasury stock method	—	—	—	—

Shares used in computing diluted income (loss) per share	26,554	25,928	26,534	25,872

Diluted income (loss) per share	$(0.01)	$(0.07)	$(0.01)	$(0.10)

Options to purchase 5,454,799 shares of common stock were outstanding as of December 31, 2004, but not included in the computation of diluted net loss per share for the three and six-month periods ended December 31, 2004 because the Company had a net loss for these periods and those options would be anti-dilutive. For the three and six-month periods ended December 31, 2003, options to purchase 5,678,714 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive.

4. Inventories

Inventories consist of (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$5,313	$4,968
Work in process	3,175	3,588
Finished goods	6,064	7,424

	$14,552	$15,980

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. At December 31, 2004 $9,804,000 of inventory on hand had been written off as compared with $8,110,000 at June 30, 2004. During the three months ended December 31, 2004 the Company wrote off $1,044,000 of inventory related to a product end-of-life program.

During the three months ended December 31, 2004, and December 31, 2003, gross profit and gross margin benefited as a result of the sale of inventory of $778,000 and $460,000, respectively, that had been previously identified as excess and written down to zero. During the six months ended December 31, 2004, and December 31, 2003, gross profit and gross margin benefited as a result of the sale of inventory of $931,000 and $1,149,000, respectively, that had been previously identified as excess and written down to zero.

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31, 2004	June 30, 2004
Accrued compensation	$2,144	$2,202
Accrued income tax	1,050	1,117
External sales representative commissions	882	785
Restructuring accrual	281	733
Other accrued expenses	1,093	1,135

	$5,450	$5,972

6. Long Term Debt

Bank Loan

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. The loan had a variable interest rate of 2.5% over the 30 day LIBOR rate and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan was secured by a building owned by the Company in Ireland, and was paid off in November 2004 concurrent with the sale of this building.

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

During the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $784,000 to cover seven months of remaining costs on its existing corporate headquarters lease after signing a new lease for a new corporate headquarters. The move to the new corporate headquarters resulted in an approximate $50,000 per month savings. There were no restructuring charges recorded in the quarter ended December 31, 2004.

These restructuring charges were not deemed to have a significant impact on the Company’s future financial position. The Company’s future operating results will improve as a result of these restructuring charges, however, due to the costs associated with these idle facilities being recorded at the time they became idle. No employee positions were eliminated as part of these restructurings.

The following table sets forth the activity of the restructuring accrual as of December 31, 2004 (in thousands):

Initial charge in the fourth quarter of fiscal 2001	$522
Cash payments	(562)
Sublease cash receipts	237

Balance at June 30, 2002	197
Additional reserves	1,431
Cash payments	(598)
Sublease cash receipts	242

Balance at June 30, 2003	1,272
Additional reserves	784
Cash payments	(1,337)
Non-cash adjustment	14

Balance at June 30, 2004	733
Cash payments	(452)

Balance at December 31, 2004	$281

The Company has classified the entire balance of this accrual in current accrued liabilities in the accompanying balance sheets as of December 31, 2004 because it is expected that this amount will be paid within twelve months.

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

There were two direct customers, both Asian distributors, that individually accounted for 13% and 12% of net sales in the three months ended December 31, 2004. In the six months ended December 31, 2004 these same two direct customers each individually accounted for 12% of net sales. In the three months ended December 31, 2003, there were two direct customers, both Asian distributors that individually accounted for more than 11% and 10% of net sales. In the six months ended December 31, 2003 these same two direct customers individually accounted for 13% and 10% of net sales. At December 31, 2004, three customers individually accounted for 12%, 11% and 10% of accounts receivable. At December 31, 2003, there were no customers that individually accounted for more than 10% of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of December 31, 2004 and 2003.

	As of December 31,
	2004	2003
United States	51.9%	61.9%
Singapore	26.7%	18.4%
Other (less than 10% each)	21.4%	19.7%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six-month periods ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
United States	23.9%	29.0%	22.7%	27.8%
China	22.5%	20.1%	21.9%	19.6%
Taiwan	15.2%	18.2%	16.4%	20.9%
Singapore	12.3%	8.9%	13.0%	10.8%
Other (less than 10% each)	26.1%	23.8%	26.0%	20.9%

Total	100.0%	100.0%	100.0%	100.0%

9. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six-month periods ended December 31, 2004 and 2003, comprehensive income (loss), which was comprised of the Company’s net income (loss) for the periods, changes in cumulative unrealized gain (loss) on short-term investments net of tax and translation gain (loss) was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(303)	$(1,875)	$(152)	$(2,675)
Unrealized gain (loss) on investment	(332)	(240)	(70)	(657)
Translation gain (loss)	120	(21)	95	25

Comprehensive income (loss)	$(515)	$(2,136)	$(127)	$(3,307)

10. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 18,675 shares were repurchased in the three months ended December 31, 2004 at a cost of approximately $168,000. During the six months ended December 31, 2004, 52,275 shares have been repurchased at an approximate cost of $487,000. The Company has purchased a total of 326,775 shares at a total cost of approximately $2.7 million as of December 31, 2004. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

11. Minority Interest

The Company consolidates its investment in Pericom Taiwan Limited (PTL). During the three months ended December 31, 2004 the Company sold 6.82% of PTL to its employees for $315,000 in cash. At December 31, 2004, the minority interest in PTL was $305,000.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended June 26, 2004 (the “Form 10-K/A”).

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

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed and determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 31, 2004 the majority of our sales were to distributors.

We sell products to large, domestic distributors at the price listed in our price book for that distributor. We recognize revenue at the time of shipment. At the time of sale we book a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The sales reserve is offset against revenues, which then leads to the net revenue amount we report.

The market price for our products can be significantly different than the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from our distributor to their customer would result in low or negative margins to our distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period. We capture these historical SSD rates from our computer systems to estimate the ultimate net sales price to the distributor.

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price.

Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by our distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a return material authorization (“RMA”) being set up in our computer system. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request, even though we are not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned. We do not keep a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications.

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce our distributor’s cost of inventory as market prices fall thus reducing SSD rates. Price protection proposals for individual products located at individual distributors are prepared by Pericom sales management. These proposals are reviewed by Pericom general management and if a particular price protection arrangement is approved, then the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Customers are typically granted payment terms of between 30 and 60 days and they generally pay within those terms. Relatively few customers have been granted terms with cash discounts. Distributors are invoiced for shipments at book price. When they pay those invoices, they claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, these debits are then processed against the approvals in our computer system.

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

Deferred Tax Assets. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. In particular, we have experienced losses before income taxes in each of the three prior years and for the six months ended December 31, 2004. If we continue to experience losses, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.8%	72.8%	66.7%	72.0%

Gross profit	31.2%	27.2%	33.3%	28.0%

Operating expenses:
Research and development	18.1%	23.7%	18.5%	25.8%
Selling, general and administrative	19.3%	25.4%	19.3%	24.4%
Restructuring charge	0.0%	4.7%	0.0%	2.8%

Total	37.4%	53.8%	37.8%	53.0%

Income (loss) from operations	(6.2)%	(26.6)%	(4.5)%	(25.0)%
Equity in net income (loss) of Pericom Technology, Inc.	0.0%	0.4%	(0.3)%	0.5%
Interest income	4.6%	6.0%	4.6%	7.1%
Other-than-temporary decline in investment	(0.5)%	0.0%	(0.2)%	0.0%

Income (loss) before income taxes	(2.1)%	(20.2)%	(0.4)%	(17.4)%
Income tax (benefit)	(0.5)%	(9.1)%	0.0%	(7.8)%

Net income (loss)	(1.6)%	(11.1)%	(0.4)%	(9.6)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$19,217	$16,850	14.0%	$39,003	$27,922	39.7%
Percentage of net sales accounted for by top 5 direct customers (1)	41.9%	36.8%		41.4%	42.8%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

Percentage of gross sales accounted for by top 5 end customers (2)	36.8%	29.9%		37.5%	31.1%

Number of end customers that each account for more than 10% of gross sales	0	0		1	0

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire SaRonix, LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues from SaRonix. For the three months ended December 31, 2003, revenues of $4.7 million were generated from the sales of SaRonix products. For the three and six-month periods ended December 31, 2004 revenues of $5.1 million and $10.0 million, respectively, were generated from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. During much of fiscal 2004 business conditions in the semiconductor industry improved and the percentage of the company’s revenue represented by turns orders declined. In late fiscal 2004 order rates again slowed in response to an imbalance of inventory as compared with end-demand, and the percentage of turns orders again increased although not to the levels of 2000-2003. The increased reliance on turns orders, the Company’s lower backlog level and the uncertain growth rate of the world economy make it difficult to predict near term demand.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three-month period ended December 31, 2004 as compared with the same period in the prior year is primarily attributable to increased volume of products shipped as a result of relative improvements in year over year end-market demand. The increase in revenues is also attributable to customer acceptance of the Company’s new product offerings. Also, the pricing environment for the Company’s Digital Switches and Interface Logic products improved during the 2004 calendar year. However, with the recent slowdown in orders, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. The increase in revenues for the six-month period ended December 31, 2004 as compared with the same period last year is attributable to the same factors described above, plus the addition of $4.9 million in SaRonix product revenue in the three months ended September 30, 2004 as compared to zero in the three month period ended September 30, 2003. In the three and six-month periods ended December 31, 2004 net revenues include price protection in the amount of $30,000 and $105,000, respectively. In the three and six-month periods ended December 31, 2003 net revenues include price protection in the amount of $76,000 and $145,000 respectively.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six-month periods ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
United States	23.9%	29.0%	22.7%	27.8%
China	22.5%	20.1%	21.9%	19.6%
Taiwan	15.2%	18.2%	16.4%	20.9%
Singapore	12.3%	8.9%	13.0%	10.8%
Other (less than 10% each)	26.1%	23.8%	26.0%	20.9%

Total	100.0%	100.0%	100.0%	100.0%

For the three and six months ended December 31, 2004, as compared with the same periods in the prior year, the percentage of our net revenues derived from sales to the United States decreased and the percentage of our net revenues derived from sales to countries that individually account for less than 10% of our net revenues increased. These changes were primarily the result of the significant growth of our sales into Korea to two key cell phone customers.

Gross Profit

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$19,217	$16,850	14.0%	$39,003	$27,922	39.7%
Gross profit	5,998	4,588	30.7%	12,978	7,806	66.3%
Gross profit as a percentage of net revenues (gross margin)	31.2%	27.2%		33.3%	28.0%

The increase in gross profit in the three month period ended December 31, 2004, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand, higher gross margin on sales because of a favorable product mix change resulting in a higher percentage of sales of our newer, higher margin products, and the additional gross profit dollars provided by increased revenues of SaRonix frequency control products sold through the Company’s SaRonix subsidiary offset in part by $1,044,000 of additional inventory written down in December 2004 due to a product end-of-life program. In addition, gross profit in the quarter ended December 31, 2003 included SaRonix acquisition-related inventory and reduction in force costs of $680,000; there were no comparable costs in the quarter ended December 31, 2004. The improvement in gross margin for the three months ended December 31, 2004, as compared with the same period in the prior year, was driven by the factors noted above. The increase in gross profit for the six-month period ended December 31, 2004, compared with the same period in the prior year, is attributed to the same factors noted above. In addition, the current year’s six-month period had six months of SaRonix revenues and gross profit while the previous year had only three months revenue and gross profit contribution from SaRonix. The improvement in gross margin for the six months ended December 31, 2004, as compared with the same period in the prior year, is also due to the same factors noted above.

The results for the six months ended December 31, 2004 include six months of results of the FCP product lines acquired from SaRonix which have lower gross margins than our core integrated circuit products lines.

The results for the six months ended December 31, 2003 only include the results of the FCP product lines acquired from SaRonix for three months. The inclusion of six months of lower-margin SaRonix results this year partially offsets a year over year gain in integrated circuit margins of 980 basis points.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin SaRonix products and our higher margin integrated circuit products. Also, within our integrated circuit products, the Company has been executing a program to migrate revenues to new, higher margin products in certain new markets such as cell phones and digital video media. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three months ended December 31, 2004, and December 31, 2003, gross profit and gross margin benefited as a result of the sale of inventory of $778,000 and $460,000, respectively, that had been previously identified as excess and written down to zero. During the six months ended December 31, 2004, and December 31, 2003, gross profit and gross margin benefited as a result of the sale of inventory of $1,195,000 and $1,149,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$19,217	$16,850	14.0%	$39,003	$27,922	39.7%
Research and development	3,485	3,987	(12.6)%	7,201	7,197	0.1%
R&D as a percentage of net revenues	18.1%	23.7%		18.5%	25.8%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense decrease in the three-month period ended December 31, 2004 as compared to the same period in the previous year was primarily due to the write off in the three month period ended December 31, 2003 of $360,000 of in-process research and development that had been acquired from SaRonix. No such write off occurred in the three-month or six-month periods ended December 31, 2004. This $360,000 write off also offset the amount by which research and development increased in the six-month period ended December 31, 2004 from the amount for the comparable period in the prior year.

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

Selling, General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Net revenues	$19,217	$16,850	14.0%	$39,003	$27,922	39.7%
Selling, general and administrative	3,707	4,292	(13.6)%	7,539	6,807	10.8%
S,G&A as a percentage of net revenues	19.3%	25.5%		19.3%	24.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense decrease in selling, general and administrative expenses in the three-month period ended December 31, 2004 as compared to the same period in the prior year was primarily due to a gain of $413,000 resulting from the November 2004 sale of a building held by the Company in Ireland. The expense increase in selling, general and administrative expenses for the six months ended December 31, 2004 as compared with the same period in the prior year was due in part to there being no selling, general and administrative expenses related to SaRonix or Pericom Taiwan Limited in the three months ended September 30, 2003, as offset by the $413,000 gain from the sale of the building in Ireland and a $320,000 write off of SaRonix customer backlog in the three months ended December 31, 2003.

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

Restructuring Charge

In the three months ended December 31, 2002 the Company recorded a $1.4 million restructuring charge related to an unused portion of a leased facility. This facility had originally been leased to accommodate future expansion. As a result of the semiconductor industry downturn then underway, the Company revised its expansion plans and this facility was subleased. At the time of the sublease, a $522,000 restructuring charge was recorded that represented the difference between the sublease rate and the rate the Company was paying. The $1.4 million restructuring charge was recorded when the Company received notice that the tenant would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in San Jose, California. Due to the continued downturn in the Company’s business, the Company determined that this portion of the facility would not be utilized over the remaining lease term. The restructuring charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. On December 31, 2004, the remaining balance of the restructuring accrual was $281,000.

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

Equity in Net Income (Loss) of Pericom Technology, Inc.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	Change	2004	2003	Change
Equity in net income (loss) of investee	—	$68	$(68)	$(123)	$137	$(260)

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted EITF 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of Pericom Technology, Inc. The Company’s allocated portion of PTI’s results declined to zero for the three month period ended December 31, 2004 from a gain for the comparable period in the prior year due to the ongoing slowdown in the China telecommunications and consumer product markets that PTI serves. The Company’s allocated portion of PTI’s results declined to a loss of $123,000 for the six month period ended December 31, 2004 from a gain of $137,000 for the comparable period in the prior year also due to the ongoing slowdown in the China telecommunications and consumer product markets that PTI serves.

Interest Income

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Interest income	$885	$996	(11.1)%	$1,816	$1,988	(8.7)%

The decrease in interest income for the three and six-month periods ended December 31, 2004 as compared to the comparable prior year period was due to a combination of less invested capital and lower interest rates as older higher yielding investments matured and were reinvested at current, lower rates.

Provision for Income Taxes

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2004	2003	2004	2003
Pre-tax income (loss)	$(405)	$(3,411)	$(165)	$(4,866)
Income tax (benefit)	(102)	(1,536)	(13)	(2,191)
Effective tax rate	25.2%	45.0%	7.9%	45.0%

The R&D tax credit extension became effective in October 2004. Excluding the R&D tax credit, our first quarter effective tax rate was 37%. Because this extension was not considered in the development of the tax rate for the fiscal first quarter ended September 30, 2004, the effect of the extension is a reduction in the expected tax rate for the full year and a resulting reversal of a portion of the tax expense accrual from the first quarter. Currently, our expected tax rate for the current fiscal year is approximately 8%. The difference between the full-year 8% rate and the 37% rate used in our fiscal first quarter results in a reduction to the tax rate used in the quarter ended December 31, 2004 to a 25% rate versus the 8% rate that is expected for the full year. The income tax benefit in fiscal 2005 is the result of a deferred tax asset being recorded for the write down of inventory and the tax credit carry forward. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $143.1 million as compared with $144.4 million as of June 30, 2004. The Company does not expect this balance to change significantly in the short term. As of December 31, 2004, $8.3 million of this was liquid and classified as cash and equivalents. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Since the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own fabs. In the six months ended December 31, 2004, the Company spent $1.8 million on capital equipment. Interest rates are at a historically low level. The Company generated $1.8 million of interest income in the six months ended December 31, 2004. In the longer term the Company will generate at least comparable interest income if interest rates rise.

The Company’s net cash used in operating activities of $884,000 in the six months ended December 31, 2004 was primarily due to a net loss of $152,000 for the period, a $2,198,000 decrease in accounts payable due in part to payments made in advance of the Company’s holiday shutdown, a decrease in accrued liabilities of $661,000, and a $1,230,000 increase in accounts receivable due in part to payment terms being extended offset by improved collections, which were partially offset by depreciation and amortization of $2,079,000.

The Company’s cash used in operating activities of $992,000 in the six months ended December 31, 2003 was primarily due to net losses of $2,675,000, a $2,227,000 increase to prepaid expenses and other current assets and a $1,091,000 increase to accounts receivable due to increased sales which were offset in part by a $2,745,000 increase to accounts payable due to increased purchases of inventory to support the expected increase in sales and depreciation and amortization of $2,262,000.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $5.0 million for the six months ended December 31, 2004 was primarily due to purchases of short-term investments exceeding maturities by $4.3 million, purchases of property and equipment of $1.8 million and payment of a bank loan of $1.3 million, which were offset, in part, by proceeds from the sale of property and equipment of $1.9 million. The Company’s cash provided by investing activities of $1.5 million for the six months ended December 31, 2003 was primarily due to maturities of short term investments exceeding purchases by $3.8 million which was offset in part by $1.5 million of purchases of property and equipment and loans provided to SaRonix of $1.2 million.

The Company’s cash provided by financing activities in the six months ended December 31, 2004 of $124,000 was primarily due to proceeds of $651,000 from the sale of common stock from the Company’s employee stock plans which was largely offset by repurchases of common stock of $487,000. The Company’s cash provided in financing activities in the six months ended December 31, 2003 of $957,000 was primarily due to the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2004, the Company has repurchased an aggregate of 326,775 shares at a cost of approximately $2.7 million. The Company repurchased 52,275 shares during the six months ended December 31, 2004 at an approximate cost of $487,000. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments at June 30, 2004 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease obligations	$10,989	$1,906	$2,289	$1,955	$4,839

As part of the acquisition of SaRonix (see Note 2), the Company assumed a loan from a bank. This loan was secured by a building owned by the Company in Ireland, and was paid off in November 2004 concurrent with the sale of this building. This loan is not included in the above table.

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements, defined by Regulation S-K item 303(a)(4), other than operating leases.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold

•	changes in the average selling price of our products

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix, LLC, which we acquired on October 1, 2003;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l., Hitachi, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc. and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

Reports of management on internal controls could cause a decrease in value of the Company’s common stock.

As directed by Section 404 of the Sarbanes-Oxley act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. If the Company is unable to complete its assessment as to the adequacy of its internal controls over financial reporting as of July 2, 2005 and future year-ends as required by section 404 of the Sarbanes-Oxley act of 2002, or in the course of such assessments identify and report in Form 10-K material weaknesses in controls, investors could lose confidence in the reliability of the Company’s internal controls over financial reporting, which could result in a decrease in the value of its common stock.

The Company may not be able to comply with Sarbanes-Oxley Section 404.

This report is required to contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of a company’s internal control over financial reporting. This requirement will first apply to Pericom for the year ending July 2, 2005. Although the Company intends to diligently and vigorously review internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, and has been expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that the Company may not comply with all of the requirements imposed by Section 404. If the Company fails to complete its assessment of internal controls in a timely manner, or fails to meet the requirements of Section 404, the Company’s independent registered public accounting firm may issue an adverse opinion on the Company’s internal controls over financial reporting. In addition, the limited size of the Company could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. Also, controls related to general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities. If the Company fails to implement required new or improved controls, it may be unable to comply with the requirements of Section 404 in a timely manner.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first six months of fiscal 2005 only five other suppliers manufactured the remainder of our wafers. In fiscal 2004 only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 86 patents covering certain aspects of our product designs and have at least 22 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. There were two direct customers, both Asian distributors, that individually accounted for more than 10% of net revenues during the three month period ended December 31, 2004. In the three month period ended December 31, 2003 there were two direct customers, also Asian distributors, that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the three month period ended December 31, 2004 increased from the same period in the prior year primarily due to the continuing integration of SaRonix, Inc.’s FCP product portfolio. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended December 31, 2004. There also were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended December 31, 2003. In general, we expect this trend of less concentration in our sales to end-user customers to continue as a result of the SaRonix acquisition.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended December 31, 2004 sales to our distributors were approximately 57% of net revenues as compared to approximately 53% of net revenues in the three months ended September 30, 2004. The increase in the percentage of sales to our distributors in the three months ended September 30, 2004 was due in part to relatively flat sales to our OEM customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended December 31, 2004, approximately 65% of our net revenues derived from sales in Asia and approximately 7% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. Two of the foundries we use are located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2004, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $134.8 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2004, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based on the Evaluation, our CEO and CFO identified a deficiency in our disclosure controls and procedures as of December 31, 2004, due to a product end-of-life inventory charge that is discussed below.

Changes in Internal Controls

Our audit committee was advised by Deloitte & Touche LLP, our independent registered public accounting firm, that during their performance of review procedures related to our unaudited interim financial statements for the quarter ended December 31, 2004 they identified a “material weakness” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board (“PCAOB”), Auditing Standard No. 2. As defined by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weakness related to material obsolescence inventory charges for a product end-of-life program. Although that program had concluded in December 2004, an estimated amount for such inventory charges had not been updated to reflect the actual results of the end-of-life program. After this was detected, the inventory charges were updated and included in our unaudited interim financial statements for the quarter ended December 31, 2004.

Under the direction of our Audit Committee and with the participation of our senior management, we are subsequently remediating this material weakness by establishing approval procedures and documentation standards for management estimates or adjustments either made to the financial records underlying our financial statements. All financial entries will include documented written support that will satisfy internal control processes and audit review requirements. We will quantify the impact of any customer or product-related decisions and record substantiated financial entries as required at the time of their occurrence. We are additionally strengthening our disclosure control procedures to ensure that all information relevant to our financial reporting resulting from actions that affect our customer relationships and related required reserves are communicated to our Chief Financial Officer and Corporate Controller, or other financial personnel with a sufficient understanding of accounting principles generally accepted in the United States of America to ascertain any potential effect on our financial statements in the appropriate reporting period. The analytical results and recommendations as a result of these communications will be reviewed and approved by the Chief Financial Officer and, if material or prepared by the Chief Financial Officer, the Chief Executive Officer.

We believe that the corrective steps taken to improve our disclosure controls and procedures described above have enabled our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures are now effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004. Other than as described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

In Exhibits 31.1 and 31.2 of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
October 2004	—	—	—	1,691,900
November 2004	—	—	—	1,691,900
December 2004	18,675	$9.01	18,675	1,673,225

Total	18,675	$9.01	18,675

In October, 2001, the Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2004, the Company has repurchased an aggregate of 326,775 shares at a cost of approximately $2.7 million. The Company repurchased 18,675 shares during the three months ended December 31, 2004 at an approximate cost of $168,000.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on December 15, 2004 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of five directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

	Name of Director	Votes For	Votes Withheld
	Alex Chi-Ming Hui	22,776,954	1,645,277
	Chi-Hung (John) Hui, Ph.D.	21,529,146	2,893,085
	Hau L. Lee, Ph.D.	21,776,220	2,646,011
	Millard (Mel) Phelps	21,787,561	2,634,670
	Tay Thiam Song	22,349,902	2,072,329

		Votes For	Votes Against	Votes Abstained	Broker Non-Votes
2.	To approve the Pericom Semiconductor Corporation 2004 Stock Incentive Plan.	11,489,970	8,402,849	1,019,886	3,509,527

		Votes For	Votes Against	Votes Abstained
3.	To ratify and approve the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year ending July 2, 2005.	24,069,957	346,305	5,969

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number	Description
10.1	2004 Stock Incentive Plan, filed as Appendix B to the Company’s proxy statement for its 2004 annual meeting, filed on October 22, 2004 and incorporated herein by reference.

10.2	Amended and Restated 2001 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.2 to the Company’s Form 8-K, filed December 21, 2004, and incorporated herein by reference.

10.3	Amended and Restated 2004 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.1 to the Company’s Form 8-K, filed January 27, 2005, and incorporated herein by reference.

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

1)	On October 8, 2004 Pericom filed a report on Form 8-K regarding a director not standing for reelection.

2)	On October 19, 2004 Pericom filed a report on Form 8-K regarding the quarterly results press release issued the same day.

3)	On December 21, 2004 Pericom filed a report on Form 8-K regarding the Pericom Semiconductor Corporation 2004 Stock Incentive Plan that was approved by shareholders and the termination of the Pericom Semiconductor Corporation 1995 Stock Option Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: February 8, 2005	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: February 8, 2005	By:	/s/ Michael D. Craighead
Michael D. Craighead
Chief Financial Officer
(Chief Accounting Officer)