Form 10-Q
period 2005-03-31
PERICOM SEMICONDUCTOR CORP
filed 2005-05-05
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 3, 2005 the Registrant had outstanding 26,384,800 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,828	$13,965
Short-term investments	135,750	130,412
Accounts receivable:
Trade (net of allowances of $2,011, and $4,128)	8,600	5,308
Other receivables	1,897	2,241
Inventories	13,445	15,980
Prepaid expenses and other current assets	692	664
Deferred income taxes	5,606	5,564

Total current assets	171,818	174,134
Property and equipment – net	5,788	6,442
Investment in and advances to Pericom Technology, Inc.	5,498	5,694
Goodwill (net of accumulated amortization of $366)	1,325	1,325
Deferred income taxes – non-current	1,888	1,419
Building held for sale	—	1,532
Intangible assets (net of accumulated amortization of $178 and $89)	2,869	2,958
Other assets	3,908	3,948

Total	$193,094	$197,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,391	$8,153
Accrued liabilities	5,487	5,972
Current portion of long-term debt	—	1,291

Total current liabilities	11,878	15,416
Other long term liabilities	68	139
Minority interest in consolidated subsidiary	274	—
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized;
Shares outstanding: March 31, 2005, 26,458,757; June 30, 2004, 26,474,381	142,198	142,607
Accumulated other comprehensive income (loss)	(989)	(393)
Retained earnings	39,665	39,683

Total shareholders’ equity	180,874	181,897

Total	$193,094	$197,452

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$19,433	$18,466	$58,436	$46,388
Cost of revenues	12,262	12,275	38,287	32,391

Gross profit	7,171	6,191	20,149	13,997

Operating expenses:
Research and development	3,678	3,451	10,879	10,648
Selling, general and administrative	3,849	4,277	11,388	11,084
Restructuring charge	243	—	243	784

Total	7,770	7,728	22,510	22,516

Income (loss) from operations	(599)	(1,537)	(2,361)	(8,519)
Interest income	913	1,020	2,719	3,008
Other-than-temporary recovery (decline) in investments	(4)	4	(100)	(5)

Income (loss) before income taxes	310	(513)	258	(5,516)
Income tax (benefit)	134	(269)	121	(2,460)
Minority interest in (income) loss of consolidated subsidiary	31	—	41	—
Equity in net income (loss) of Investee	(73)	148	(196)	285

Net income (loss)	$134	$(96)	$(18)	$(2,771)

Basic income (loss) per share	$0.01	$(0.00)	$(0.00)	$(0.11)

Diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.11)

Shares used in computing basic income (loss) per share	26,531	26,166	26,533	25,970

Shares used in computing diluted income (loss) per share	27,112	26,166	26,533	25,970

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18)	$(2,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,905	3,227
Purchased in-process technology	—	360
Other-than-temporary decline in investment	100	5
Gain on short-term investments	(59)	—
(Gain) loss on sale or disposal of assets	(407)	143
Equity in net (income) loss of investee	196	(285)
Deferred income taxes	177	(2,538)
Minority interest in subsidiary’s net income (loss)	(41)	—
Changes in assets and liabilities net of effects of purchase of SaRonix LLC:
Accounts receivable	(2,948)	(1,293)
Inventories	2,535	(2,271)
Prepaid expenses and other current assets	(28)	(316)
Accounts payable	(1,762)	2,386
Accrued liabilities	(485)	(441)
Other long term liabilities	(71)	—

Net cash provided by (used in) operating activities	94	(3,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,168)	(2,099)
Net proceeds from sale of property and equipment	—	83
Net proceeds from sale of building held for sale	1,945	—
Purchase of short-term investments	(232,440)	(114,720)
Maturities of short-term investments	226,036	124,083
Cash received from SaRonix acquisition, net of transaction costs	—	518
Loan to SaRonix	—	(1,197)
Sale of minority interest	315	—
Decrease (increase) in other assets	(60)	(356)
Payment of bank loan	(1,251)	—

Net cash provided by (used in) investing activities	(7,623)	6,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	979	1,795
Principal payments on long-term debts and capital leases	(40)	(88)
Repurchase of common stock	(1,691)	—

Net cash provided by (used in) financing activities	(752)	1,707
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	144	26

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,137)	4,251
CASH AND CASH EQUIVALENTS:
Beginning of period	13,965	9,705

End of period	$5,828	$13,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(13)	$(33)

Interest	$(1)	$(42)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair Value of SaRonix, LLC assets acquired	—	$14,053
Acquisition related costs	—	(1,731)
Loans forgiven	—	(7,900)

Liabilities assumed	—	$4,422

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2005, the results of operations for the three-month and nine-month periods ended March 31, 2005 and 2004 and cash flows for the nine months ended March 31, 2005 and 2004. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal periods in the accompanying financial statements have been shown as ending on June 30 and March 31. The Company’s fiscal year 2004 ended on June 26, 2004. The three and nine-month periods in fiscal years 2005 and 2004 ended on March 26, 2005 and March 27, 2004, respectively, and each period included 13 weeks and 39 weeks, respectively.

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

Stock Based Compensation

Had the Company amortized to expense the computed fair values of the awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix acquisition stock option plan, and 2000 Employee Stock Purchase Plan, for the three-month and nine-month periods ended March 31, 2005 and 2004, the Company’s net income (loss) and income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$134	$(96)	$(18)	$(2,771)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(1,142)	(2,345)	(3,289)

Pro forma net income (loss)	$(562)	$(1,238)	$(2,363)	$(6,060)

Income (loss) per share:
Basic earnings (loss) per share, as reported	$0.01	$(0.00)	$(0.00)	$(0.11)

Diluted earnings (loss) per share, as reported	$0.00	$(0.00)	$(0.00)	$(0.11)

Basic earnings (loss) per share, pro forma	$(0.02)	$(0.05)	$(0.09)	$(0.23)

Diluted earnings (loss) per share, pro forma	$(0.02)	$(0.05)	$(0.09)	$(0.23)

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. On the condensed consolidated statements of operations, equity in net income or loss of investee and minority interest in income or loss of consolidated subsidiary have been reclassified to below the income (loss) before income taxes line.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are assessing the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

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

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Amortization expense for the three and nine-month periods ended March 31, 2005 was $29,000 and $89,000, respectively. Amortization for the remainder of fiscal 2005 will be approximately $30,000, and amortization for each fiscal year through 2013 will be $119,000 per year and amortization for 2014 will be $30,000.

The following table sets forth the cost, accumulated amortization, and net value of the core developed technology intangible asset as of June 30, 2004 and March 31, 2005 (in thousands):

	March 31, 2005	June 30, 2004
Cost	$1,189	$1,189
Accumulated amortization	(178)	(89)

Net value	$1,011	$1,100

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. The estimated future costs to complete these projects were approximately $300,000. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date. As of March 31, 2005 all of these projects had either been completed or cancelled.

3. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and nine-month periods ended March 31, 2005 and 2004 are computed as follows (in thousands, except for per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$134	$(96)	$(18)	$(2,771)

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,531	26,166	26,533	25,970

Shares used in computing basic income (loss) per share	26,531	26,166	26,533	25,970

Basic income (loss) per share	$0.01	$(0.00)	$(0.00)	$(0.11)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,531	26,166	26,533	25,970
Dilutive options using the treasury stock method	581	—	—	—

Shares used in computing diluted income (loss) per share	27,112	26,166	26,533	25,970

Diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.11)

Options to purchase 4,735,045 shares of common stock were outstanding as of March 31, 2005, but not included in the computation of diluted net income per share for the three-month period ended March 31, 2005 because those options would be anti-dilutive. Options to purchase 5,316,063 shares of common stock were outstanding as of March 31, 2005, but not included in the computation of diluted net income per share for the nine-month period ended March 31, 2005 because the Company had a net loss for this period and those options would be anti-dilutive. For the three and nine-month periods ended March 31, 2004, options to purchase 5,429,138 shares of common stock were not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive.

4. Inventories

Inventories consist of (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$4,347	$4,968
Work in process	3,287	3,588
Finished goods	5,811	7,424

	$13,445	$15,980

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. At March 31, 2005 $9,353,000 of inventory on hand had been written off as compared with $8,110,000 at June 30, 2004. During the three months ended December 31, 2004 the Company wrote off $1,044,000 of inventory related to a product end-of-life program.

During the three months ended March 31, 2005, and March 31, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $632,000 and $656,000, respectively, that had been previously identified as excess and written down to zero. During the nine months ended March 31, 2005, and March 31, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $1,781,000 and $1,851,000, respectively, that had been previously identified as excess and written down to zero.

5. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2005	June 30, 2004
Accrued compensation	$2,394	$2,202
Accrued income tax	1,041	1,117
External sales representative commissions	877	785
Restructuring accrual	112	733
Other accrued expenses	1,063	1,135

	$5,487	$5,972

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

In the quarter ended March 31, 2005, restructuring charges of $243,000, related to a reduction in force, were recorded. At March 31, 2005, $51,000 of these charges had not been paid.

These restructuring charges were not deemed to have a significant impact on the Company’s future financial position. The Company’s future operating results will improve as a result of these restructuring charges, however, due to the costs associated with these idle facilities being recorded at the time they became idle. With the exception of the reduction in force undertaken in the quarter ended March 31, 2005, no employee positions were eliminated as part of these restructurings.

The following table sets forth the activity of the restructuring accrual as of March 31, 2005 (in thousands):

Initial charge in the fourth quarter of fiscal 2001	$522
Cash payments	(562)
Sublease cash receipts	237

Balance at June 30, 2002	197
Additional reserves	1,431
Cash payments	(598)
Sublease cash receipts	242

Balance at June 30, 2003	1,272
Additional reserves	784
Cash payments	(1,337)
Non-cash adjustment	14

Balance at June 30, 2004	733
Additional reserves	243
Cash payments	(813)

Balance at March 31, 2005	$163

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

There were two direct customers, both Asian distributors, that individually accounted for 16% and 13% of net sales in the three months ended March 31, 2005. In the nine months ended March 31, 2005 these same two direct customers individually accounted for 13% and 12% of net sales. There were no customers that individually accounted for more than 10% of net sales in the three months ended March 31, 2004. In the nine months ended March 31, 2004 there was one direct customer that accounted for 12% of net sales. At March 31, 2005, three customers individually accounted for 13%, 12% and 11% of accounts receivable. At March 31, 2004, there was one customer that individually accounted for 15% of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of March 31, 2005 and 2004.

	As of March 31,
	2005	2004
United States	51.9%	59.3%
Singapore	27.3%	20.4%
Other (less than 10% each)	20.8%	20.3%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
China (including Hong Kong)	25.5%	17.6%	23.0%	18.8%
Taiwan	21.5%	16.5%	18.1%	19.1%
United States	20.9%	29.8%	22.8%	28.5%
Singapore	12.4%	11.1%	12.8%	10.9%
Other (less than 10% each)	19.7%	25.0%	23.3%	22.7%

Total	100.0%	100.0%	100.0%	100.0%

9. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine-month periods ended March 31, 2005 and 2004, comprehensive income (loss), which was comprised of the Company’s net income (loss) for the periods, changes in cumulative unrealized gain (loss) on short-term investments net of tax and translation gain (loss) was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$134	$(96)	$(18)	$(2,771)
Unrealized gain (loss) on investment	(671)	82	(741)	(575)
Translation gain (loss)	50	109	145	133

Comprehensive income (loss)	$(487)	$95	$(614)	$(3,213)

10. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 139,512 shares were repurchased in the three months ended March 31, 2005 at a cost of approximately $1.2 million. During the nine months ended March 31, 2005, 191,787 shares have been repurchased at an approximate cost of approximately $1.7 million. The Company has purchased a total of 466,287 shares at a total cost of approximately $3.9 million as of March 31, 2005. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

11. Minority Interest

The Company consolidates its investment in Pericom Taiwan Limited (PTL). During the three months ended December 31, 2004 the Company sold 6.82% of PTL to its employees for $315,000 in cash. At March 31, 2005, the minority interest in PTL was $283,000.

12. Subsequent Events

On April 19, 2005, the Company announced that its board of directors had approved an approximate $12.6 million investment in AKER Technology Co., LTD, Taiwan. The investment is expected to be completed in July 2005, subject to final due diligence and execution of relevant purchase agreements. When completed, the Company will hold approximately a 36.4% interest in AKER and will be AKER’s largest shareholder. AKER and its subsidiaries are crystal and frequency control products manufacturers. AKER, through its subsidiary, eCERA, is a significant supplier of crystal and oscillator products to Pericom.

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

Revenue Recognition. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 31, 2005 the majority of our sales were to distributors.

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

At the discretion of Pericom management, we may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing we charge our distributor customers. The rebate we owe is recorded at the time of shipment.

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

Impairment of Goodwill and Other Intangible Assets. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted in fiscal 2002, we ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. The carrying value is net of $366,000 accumulated amortization. SFAS No. 142 also requires that goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that no impairment of this goodwill existed in fiscal 2004. We also test other intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment of these other intangible assets existed in fiscal 2004.

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

Deferred Tax Assets. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. In particular, we have experienced losses before income taxes in each of the three prior years and for the nine months ended March 31, 2005. If we continue to experience losses, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.1%	66.5%	65.5%	69.8%

Gross profit	36.9%	33.5%	34.5%	30.2%

Operating expenses:
Research and development	18.9%	18.7%	18.6%	23.0%
Selling, general and administrative	19.8%	23.1%	19.5%	23.9%
Restructuring charge	1.3%	0.0%	0.4%	1.7%

Total	40.0%	41.8%	38.5%	48.6%

Income (loss) from operations	(3.1)%	(8.3)%	(4.0)%	(18.4)%
Interest income	4.7%	5.5%	4.7%	6.5%
Other-than-temporary decline in investment	(0.0)%	0.0%	(0.2)%	0.0%

Income (loss) before income taxes	1.6%	(2.8)%	0.5%	(11.9)%
Income tax (benefit)	0.7%	(1.5)%	0.2%	(5.3)%
Minority interest in income (loss) of consolidated subsidiary	0.2%	0.0%	0.0%	0.0%
Equity in net income (loss) of Pericom Technology, Inc.	(0.4)%	0.8%	(0.3)%	0.6%

Net income (loss)	0.7%	(0.5)%	(0.0)%	(6.0)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2005	2004		2005	2004
Net revenues	$19,433	$18,466	5.2%	$58,436	$46,388	26.0%
Percentage of net sales accounted for by top 5 direct customers (1)	48.5%	40.4%		43.7%	41.2%

Number of direct customers that each account for more than 10% of net sales	2	0		2	1

Percentage of gross sales accounted for by top 5 end customers (2)	35.4%	29.2%		35.4%	30.1%

Number of end customers that each account for more than 10% of gross sales	2	0		1	0

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire the assets and related liabilities of SaRonix, LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues from SaRonix. For the three and six-month periods ended March 31, 2004, revenues of $5.0 million and $9.7 million, respectively, were generated from the sales of SaRonix products. For the three and nine-month periods ended March 31, 2005, revenues of $4.7 million and $14.7 million, respectively, were generated from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. During much of fiscal 2004 business conditions in the semiconductor industry improved and the percentage of the company’s revenue represented by turns orders declined. In late fiscal 2004 order rates again slowed in response to an imbalance of inventory as compared with end-demand, and the percentage of turns orders again increased although not to the levels of 2000-2003. Order rates have subsequently improved, but the Company remains heavily reliant on turns orders. This reliance on turns orders and the uncertain growth rate of the world economy make it difficult to predict near term demand.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three-month period ended March 31, 2005 as compared with the same period in the prior year is primarily attributable to increased volume of products shipped as a result of relative improvements in year over year end-market demand. The increase in revenues is also attributable to customer acceptance of the Company’s new product offerings. Also, the pricing environment for the Company’s Digital Switches and Interface Logic products improved during fiscal 2005. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. The increase in revenues for the nine-month period ended March 31, 2005 as compared with the same period last year is attributable to the same factors described above, and due to there being $4.9 million in SaRonix product revenue in the three months ended September 30, 2004 as compared to zero in the three month period ended September 30, 2003. In the three and nine-month periods ended March 31, 2005 net revenues include sales reserves for price protection in the amount of $104,000 and $261,000, respectively. In the three and nine-month periods ended March 31, 2004 net revenues include sales reserves for price protection in the amount of ($11,000) and $329,000 respectively.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
China (including Hong Kong)	25.5%	17.6%	23.0%	18.8%
Taiwan	21.5%	16.5%	18.1%	19.1%
United States	20.9%	29.8%	22.8%	28.5%
Singapore	12.4%	11.1%	12.8%	10.9%
Other (less than 10% each)	19.7%	25.0%	23.3%	22.7%

Total	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended March 31, 2005, as compared with the same periods in the prior year, the percentage of our net revenues derived from sales to the United States decreased principally because of decreased sales to domestic distributors in the three and nine months ended March 31, 2005 as these distributors adjusted their inventory levels.

Gross Profit

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2005	2004		2005	2004
Net revenues	$19,433	$18,466	5.2%	$58,436	$46,388	26.0%
Gross profit	7,171	6,191	15.8%	20,149	13,997	44.0%
Gross profit as a percentage of net revenues (gross margin)	36.9%	33.5%		34.5%	30.2%

The increase in gross profit in the three-month period ended March 31, 2005, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand and higher gross margin on sales because of a favorable product mix change resulting in a higher percentage of sales of our newer, higher margin products. These factors were offset in part by lower gross profit dollars as a result of reduced revenues of SaRonix frequency control products. The improvement in gross margin for the three months ended March 31, 2005, as compared with the same period in the prior year, was driven by the factors noted above.

The increase in gross profit for the nine-month period ended March 31, 2005, compared with the same period in the prior year, is attributable to the same factors noted above, which were offset in part by $1,044,000 of inventory written down in December 2004 due to a product end-of-life program. Gross profit in the nine months ended March 31, 2004 included SaRonix acquisition-related inventory and reduction in force costs of $680,000; there were no comparable costs in the nine months ended March 31, 2005.

The improvement in gross margin for the nine months ended March 31, 2005, as compared with the same period in the prior year, is also due to the same factors noted above.

The results for the nine months ended March 31, 2005 include nine months of results of the FCP product lines acquired from SaRonix which have lower gross margins than our core integrated circuit product lines. The results for the nine months ended March 31, 2004 only include the results of the FCP product lines acquired from SaRonix for six months. The inclusion of nine months of lower-margin SaRonix revenue in the results for this year partially offsets a year over year gain in integrated circuit margins.

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

During the three months ended March 31, 2005, and March 31, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $632,000 and $656,000, respectively, that had been previously identified as excess and written down to zero. During the nine months ended March 31, 2005, and March 31, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $1,781,000 and $1,851,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2005	2004		2005	2004
Net revenues	$19,433	$18,466	5.2%	$58,436	$46,388	26.0%
Research and development	3,678	3,451	6.6%	10,879	10,648	2.2%
R&D as a percentage of net revenues	18.9%	18.7%		18.6%	23.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three-month period ended March 31, 2005 as compared to the same period in the previous year was primarily due to increased mask costs that were expensed from research and development projects that have not been placed into production. The expense increase for the nine months ended March 31, 2005 as compared to the same period in the previous year was also due to masks and was offset in part by the write off in the nine month period ended March 31, 2004 of $360,000 of in-process research and development that had been acquired from SaRonix. No such write off occurred in the three-month or nine-month periods ended March 31, 2005.

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

Selling, General and Administrative

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2005	2004		2005	2004
Net revenues	$19,433	$18,466	5.2%	$58,436	$46,388	26.0%
Selling, general and administrative	3,849	4,277	(10.0)%	11,388	11,084	2.7%
S,G&A as a percentage of net revenues	19.8%	23.2%		19.5%	23.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense decrease in selling, general and administrative expenses in the three-month period ended March 31, 2005 as compared to the same period in the prior year was primarily due to reduced depreciation on software purchased from SaRonix, Inc. that became fully depreciated. The expense increase in selling, general and administrative expenses for the nine months ended March 31, 2004 as compared with the same period in the prior year was due to the fact that the same period in the prior year only reflected six months of such expenses for SaRonix and Pericom Taiwan Limited offset by a $413,000 gain from the sale of a building in Ireland and a $320,000 write off of SaRonix customer backlog in the three months ended December 31, 2003.

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

Restructuring Charge

In the three months ended December 31, 2002 the Company recorded a $1.4 million restructuring charge related to an unused portion of a leased facility. This facility had originally been leased to accommodate future expansion. As a result of the semiconductor industry downturn then underway, the Company revised its expansion plans and this facility was subleased. At the time of the sublease, a $522,000 restructuring charge was recorded that represented the difference between the sublease rate and the rate the Company was paying. The $1.4 million restructuring charge was recorded when the Company received notice that the tenant would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in San Jose, California. Due to the continued downturn in the Company’s business, the Company determined that this portion of the facility would not be utilized over the remaining lease term. The restructuring charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The restructuring accrual is expected to be fully depleted in the fourth quarter of fiscal 2005, when the lease terminates. On March 31, 2005, the remaining balance of the restructuring accrual was $112,000.

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

In the three months ended March 31, 2005 restructuring charges of $243,000 were recorded in connection with a reduction in force. 25 employee positions were eliminated in this restructuring. The eliminated positions were mostly production related, but sales and administrative positions were impacted as well. The intended effect of this restructuring is to continue the Company’s outsourcing program, realign the Company’s sales force to reflect geographic sales changes and revised selling strategy, and to reduce costs.

Equity in Net Income (Loss) of Pericom Technology, Inc.

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
(In thousands)	2005	2004		2005	2004
Equity in net income (loss) of investee	$(73)	$148	$(221)	$(196)	$285	$(481)

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted EITF 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of Pericom Technology, Inc. The Company’s allocated portion of PTI’s results declined to a loss of $73,000 for the three month period ended March 31, 2005 from income of $148,000 for the comparable period in the prior year due to the ongoing slowdown in the China telecommunications and consumer product markets that PTI serves. The Company’s allocated portion of PTI’s results declined to a loss of $196,000 for the nine month period ended March 31, 2005 from income of $285,000 for the comparable period in the prior year also due to the ongoing slowdown in the China telecommunications and consumer product markets that PTI serves.

Interest Income

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2005	2004		2005	2004
Interest income	$913	$1020	(10.5)%	$2,719	$3,008	(9.6)%

The decrease in interest income for the three and nine-month periods ended March 31, 2005 as compared to the comparable prior year periods was primarily due to capital gains for the three and nine months ended March 31, 2005 of zero and $102,000, respectively, as compared with $107,000 and $244,000 in the comparable prior year periods.

Provision for Income Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2005	2004	2005	2004
Pre-tax income (loss)	$310	$(513)	$258	$(5,516)
Income tax (benefit)	134	(269)	121	(2,460)
Effective tax rate	43.2%	52.4%	46.9%	44.6%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance. The rate for the three month period ended March 31, 2005 is lower than the nine month period ended March 31, 2005 because the estimated full year rate expected as of March 31, 2005 was higher than that expected at December 31, 2004 due to various adjustments including changes in estimates and actual results. Because the expected full-year tax rate rose compared to the previous quarter, and the previous quarter year to date pre tax income was a loss, the effective rate in the March 2005 quarter is slightly lower than the year to date rate because of the catch up of the higher rate on the previous quarter’s year to date pre-tax loss.

Liquidity and Capital Resources

As of March 31, 2005, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $141.6 million as compared with $144.4 million as of June 30, 2004. On April 19, 2005, the Company announced that its board of directors has approved an approximate $12.6 million investment in AKER Technology Co., LTD, a Taiwanese company. Consequently, the Company’s cash, cash equivalents and short-term investments are expected to decrease by at least this amount in the short term as a result of this investment. As of March 31, 2005, $5.8 million of this was liquid and classified as cash and equivalents. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Since the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own fabs. In the nine months ended March 31, 2005, the Company spent $2.2 million on property and equipment. Interest rates are at a historically low level although they are trending up recently as a result of actions taken by the Federal Reserve Board. The Company generated $2.7 million of interest income in the nine months ended March 31, 2005. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $94,000 in the nine months ended March 31, 2005 was primarily due to reduction in net inventories of $2,535,000 and depreciation and amortization of $2,905,000 which were partially offset by an increase to accounts receivable of $2,948,000, a $1,762,000 decrease to accounts payable, a $485,000 reduction in accrued liabilities and a $407,000 gain on sale or disposal of assets. The reduction in net inventories during this period was largely due to inventory written off. The increase to accounts receivable during this period was primarily due to increasing sales. The decrease to accounts payable during this period was the result of routine period to period fluctuations.

The Company’s net cash used in operating activities of $3,794,000 in the nine months ended March 31, 2004 was primarily due to net losses of $2,771,000, a $2,538,000 increase in deferred income taxes, a $1,293,000 increase in accounts receivable and a $2,271,000 increase in inventories which were partially offset by depreciation and amortization of $3,227,000 and an increase to accounts payable of $2,386,000. These amounts are net of the fair value of the assets acquired and liabilities assumed of SaRonix LLC described in Note 2 to the condensed consolidated financial statements. The increase to accounts receivable, inventories, and accounts payable during this period was largely due to increasing sales levels. The increase to deferred income taxes was primarily due to the carryforward of net operating losses, tax credits, and capital losses.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $7.6 million for the nine months ended March 31, 2005 was primarily due to purchases of short-term investments exceeding maturities by $6.4 million, purchases of property and equipment of $2.2 million and payment of a bank loan of $1.3 million, which were offset, in part, by proceeds from the sale of property and equipment of $1.9 million and the sale of minority interest in a subsidiary of $315,000. The Company’s cash provided by investing activities of $6.3 million for the nine months ended March 31, 2004 was primarily due to maturities of short term investments exceeding purchases by $9.4 million partially offset by loans to SaRonix of $1.2 million and purchases of property and equipment of $2.1 million.

The Company’s cash used in financing activities in the nine months ended March 31, 2005 of $752,000 was primarily due to repurchases of common stock of $1,691,000 offset in part by proceeds of $979,000 from the sale of common stock from the Company’s employee stock plans. The Company’s cash provided by financing activities in the nine months ended March 31, 2004 of $1,707,000 was primarily due to the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2005, the Company has repurchased an aggregate of 466,287 shares at a cost of approximately $3.9 million. The Company repurchased 191,787 shares during the nine months ended March 31, 2005 at an approximate cost of $1.7 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

In the past, our quarterly operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold

•	changes in the average selling price of our products

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix product line, which we acquired on October 1, 2003;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may increase our costs and expose us to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

Typically Chartered Semiconductor Manufacturing Ltd. produces more than 50% of our wafer requirements. In the first nine months of fiscal 2005 only four other suppliers manufactured the remainder of our wafers. In fiscal 2004 only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Chartered shut down one of their production facilities that was used to manufacture our products. We have transitioned the production of these products to different facilities. This was a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems which could arise as a result of the change.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 89 patents covering certain aspects of our product designs and have at least 21 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. the concentration of top customers has been reduced as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. There were two direct customers, both Asian distributors, that individually accounted for more than 10% of net revenues during the three month period ended March 31, 2005. In the three month period ended March 31, 2004 there were no direct customers that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the three month period ended March 31, 2005 increased from the same period in the prior year primarily due to the continuing integration of SaRonix, Inc.’s FCP product portfolio. There were two end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended March 31, 2005. There were no end-user customers that individually accounted for more than 10% of our gross revenues in the three months ended March 31, 2004.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended March 31, 2005 sales to our distributors were approximately 49% of net revenues as compared to approximately 57% of net revenues in the three months ended March 31, 2004. The decrease in the percentage of sales to our distributors in the three months ended March 30, 2005 as compared with the prior year period was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In the three months ended March 31, 2005, approximately 69% of our net revenues derived from sales in Asia and approximately 6% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $135.8 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2005, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

A)	We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter of 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pericom (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

B)	As reported more fully in our Form 10-Q for the quarterly period ended December 31, 2004, in that quarter we learned of a “material weakness” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board (“PCAOB”), Auditing Standard No. 2. As defined by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness related to material obsolescence inventory charges for a product end-of-life program. Although the program had concluded in December 2004, an estimated amount for such inventory charges had not been updated to reflect the actual results of the end-of-life program. After this was detected, the inventory charges were updated and included in our unaudited interim financial statements for the quarter ended December 31, 2004.

Under the direction of our Audit Committee and with the participation of our senior management, we subsequently remediated this material weakness by establishing approval procedures and documentation standards for management estimates or adjustments either made to the financial records underlying our financial statements. All financial entries now include documented written support that will satisfy internal control processes and audit review requirements. We now quantify the impact of any customer or product-related decisions and record substantiated financial entries as required at the time of their occurrence. We additionally strengthened our disclosure control procedures to ensure that all information relevant to our financial reporting resulting from actions that affect our customer relationships and related required reserves are communicated to our Chief Financial Officer and Corporate Controller, or other financial personnel with a sufficient understanding of accounting principles generally accepted in the United States of America to ascertain any potential effect on our financial statements in the appropriate reporting period. The analytical results and recommendations as a result of these communications will be reviewed and approved by the Chief Financial Officer and, if material or prepared by the Chief Financial Officer, the Chief Executive Officer. As of the date of this filing, we believe that these actions have addressed the material weakness in our internal controls over financial reporting. As stated in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2004, we believed that, as of the date of that filing, the corrective steps taken to improve our disclosure controls and procedures enabled our Chief Executive Officer and Chief Financial Officer to conclude at that time that our disclosure controls and procedures were effective in timely alerting them to material information to be included in the quarterly report.

In the three months ended March 31 2005 we migrated the accounting for our acquired SaRonix business from BAAN, which it had used prior to and after our acquisition of the business, to JD Edwards, the system used by the rest of our business. After this migration, JD Edwards is the only accounting system we use.

Other than the system migration, the internal control issue and corresponding corrective actions discussed above, there have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 2005	39,000	$8.55	365,775	1,634,225
February 2005	22,100	8.32	387,875	1,612,125
March 2005	78,412	8.76	466,287	1,533,713

Total	139,512	$8.63

In October, 2001, the Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2005, the Company has repurchased an aggregate of 466,287 shares at a cost of approximately $3.9 million. The Company repurchased 139,512 shares during the three months ended March 31, 2005 at an approximate cost of $1.2 million.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amended and Restated 2004 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.1 to the Company’s Form 8-K, filed January 27, 2005, and incorporated herein by reference.

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: May 4, 2005	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: May 4, 2005	By:	/s/ Michael D. Craighead
Michael D. Craighead
Chief Financial Officer
(Chief Accounting Officer)