Form 10-K
period 2005-07-02
PERICOM SEMICONDUCTOR CORP
filed 2005-09-15
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 2, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 13, 2005 as reported by the NASDAQ National Market was approximately $230,065,086. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 13, 2004 the Registrant had outstanding 26,353,389 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 2005, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

Pericom Semiconductor Corporation

Form 10-K for the Year Ended July 2, 2005

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

We have combined our extensive design technology and applications knowledge with our responsiveness to the specific needs of electronic systems developers to become a leading supplier of high-performance interface ICs. We have evolved from one product line in fiscal 1992 to five developed and growing product lines—SiliconSwitch™, SiliconInterface™, SiliconClock™, SiliconConnect™ and SaRonix™ Frequency Control Products—aimed at providing an increasing breadth of interface and timing IC and FCP solutions to our current and target customers. We have a comprehensive portfolio of products and our worldwide customers include leading OEMs, contract manufacturers and distributors.

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

New high-end cell phone applications require low voltage, small packages and very low resistance to provide the highest fidelity sound. We address this market with our analog audio switch products that offer one of the smallest packages (TQFN), low resistance (0.4Ω), low voltage (1.8V), and very low power consumption for extended battery life.

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

Pericom’s video switch products addresses the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals and accommodate switching of up to 4 video input streams with improved cross-talk and off-isolation features. We are well positioned to address the DVI/HDMI, TMDS signal processing for PC Graphics and consumer video applications in the future.

THE PERICOM STRATEGY

We are a leading supplier of high-performance interface integrated circuits and frequency control and timing products. While our products address a wide spectrum of applications, we have focused our resources on solving bandwidth, interoperability bottlenecks and timing requirements in customers’ systems using our high performance interface and timing technology. With processing power doubling every 18 months historically, the speed at which microprocessors can access memory becomes the bandwidth constraint in high speed computing. We have developed solutions with Intel, IBM and other market leaders to support higher-speed processor-memory interfacing, which support the latest memory standards, on both the system motherboard and the memory modules. In server applications, we support higher system bandwidth through the use of high frequency clock products, which provide timing signals to synchronize data transfer, and bus switches that isolate a system’s memory modules from the bus when they are not being addressed.

Products are defined in collaboration with the industry-leading OEMs and industry enablers such as Intel and IBM, and our modular design methodology shortens our time to market and time to volume relative to our competitors. The key elements of our strategy are:

Market Focus. Our market strategy is to focus on certain high-growth, high-performance segments of the computing, communications and consumer markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, PC servers, storage, networking equipment, wireless and wireline telecommunications infrastructure, cellular telephones and other mobile terminal devices, and digital television, set-top box and other related consumer devices. Our customers and end-users of our products include a number of leading OEMs in each market:

•	Notebook market: Apple, HP, Dell, Fujitsu, IBM/Lenovo, Sony and Toshiba

•	Telecommunications equipment market: Avaya, Huawei, Lucent, Motorola, Samsung and ZTE

•	PC Server market: HP, Dell, Intel and IBM

•	Network equipment market: 3Com, Cisco, HP, Lucent and Nortel

•	Cellular telephone market: Samsung and LGE

•	Printer and copier market: Canon, HP, Lexmark, Sharp and Xerox

•	PC Graphics Applications: Dell, HP, IBM, Fujitsu, Toshiba and Sony

•	Consumer multi-media video applications: Changhong, Haier, TCL, and Skyworth

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

Customer Focus. Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing and targeted new customers. Key elements of our customer strategy are:

•	Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs or FCPs will be incorporated into a new system design. Our understanding of our customers’ requirements combined with our ability to develop and deliver reliable, high-performance products within our customers’ product introduction schedules has enabled us to establish strong relationships with many leading OEMs.

•	Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and have been ISO-9001 certified since March 1995. We also endeavor to be a good corporate citizen, required by many customers, with solid environmental and other processes and we received our ISO 14001 Environmental Management System certification in 2004.

•	Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next- generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

•	Responding to our customer requirements is one of the highest priorities of Pericom. In order to accomplish this, several years ago we implemented an automated quoting system from Azerity, a leader in e-business solutions. Pericom can respond very quickly to our customer needs and offer them superior service. With the implementation of Azerity’s ProChannel, Pericom has also been able to streamline a number of internal procedures.

•	Maintain a comprehensive and intuitive web site with all required documentation needed by our customers.

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

Manufacturing Focus. Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially processed wafer. Accordingly, we keep inventory in the form of wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die bank, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and Magnachip Semiconductor Inc (“Magnachip”). We are maintaining our relationship with New Japan Radio Corporation (“NJRC”) for some of our products that are manufactured in high-voltage CMOS processes. Also, in fiscal 2004, we qualified Semiconductor Manufacturing International Corporation (“SMIC”) to produce our products.

For SaRonix frequency control products, our Asian supplier relationships provide a significant competitive advantage through a highly efficient design transfer process, in combination with strict quality standards and low-cost labor. High quality standards are maintained and all subcontractor plants are ISO 9000 certified. A major supplier relationship has existed since 1978 with Elcom, a Korean-owned supplier of crystals and oscillators and its Yantai, China manufacturing facility. In addition, on September 7, 2005, the Company purchased a 99.93% ownership position in eCERA Comtek Corporation (“eCERA”) of Taiwan. eCERA and its 50% owned subsidiary, Azer Crystal Technology Co, Ltd. (“Azer”) have been key suppliers of quartz crystal blanks and crystal oscillator products. The Company has an option to purchase the remaining 50% of Azer within six months of September 7, 2005. With this acquisition, the Company secured access to a top caliber FCP factory to accelerate the development of advanced FCP products and availability of high volume, cost competitive surface mount capability to support our top OEM customers.

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

Digital Switches. We offer a family of digital switches in 8-, 16- and 32-bit widths that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (as low as .2 microamps) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots, and multiple memories, and hot plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have products at 2.5 and 3.3-volts offering industry-leading performance in switching times, and low capacitance for bus isolation applications. We continued to expand the number of devices and the performance of these families during fiscal 2005.

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

ASSP Switch Products. We offer a line of application specific standard products (“ASSP”) switches for LAN, Video, PCI Express, DVI/HDMI applications. The LAN switches address the high performance demands of 10/100/1000 Ethernet LANs and video switches address the high bandwidth video switches that enable the switching between different video sources associated with video graphic cards and flat panel displays. The latest video switches the company launched addresses the HDMI (High-Definition Multimedia Interface) standard. We are also marketing our PCI Express signal switches for the Desk Top PC Gaming stations, Servers & Storage markets. We continue to expand our innovations in this area to address next generation Networking and Media platform.

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

2.5-Volt Interface Logic. Our 1.8- and 2.5-volt product families offer a family of products with high output current offering sub-2.5 nanosecond propagation delays and the lowest power consumption in its class. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. Increasingly, networking, PC and memory module manufacturers are demanding application specific logic products. We have met this challenge in 2005 by introducing new application specific logic functions that support next generation DDR II register products that meet the demands of current and next generation memory module applications associated with the Server markets.

1.8Volt/3.3Volt ULS. We have launched a new family of ULS (Universal Level Shifter) products family, which addresses the needs for voltage translations between 1.8Volt and 3.3Volt, without any direction control signals.

SOTiny Gates. These products operate from 1.65volt to 5volt to address the interface needs associated in many applications. We continue to tap into new product markets in the areas of communication, PC peripherals, and consumer digital systems.

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

Through our SiliconClock™ product line, we offer a broad range of general-purpose solutions including voltage control crystal oscillators (VCXO), clock buffers, zero-delay clock drivers, frequency synthesizers and programmable clock products for a wide range of microprocessor systems, as well as a number of ASSP timing products for laser printers, registered memory modules, storage area networks, servers, networking, and set-top box applications.

Clock Buffers and Zero-Delay Clock Drivers. Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.5-volt, 1.8-volt, 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. We also provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt, 3.3-volt, 2.5-volt and 1.8-volt zero-delay clock drivers offer frequencies of up to 270 MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Timing products to support the 2nd generation double date rate (DDR II) memory technologies are available today.

Clock Frequency Synthesizers. Clock frequency synthesizers generate various output frequencies using a single input frequency source. Clock frequency synthesizers are used to provide critical timing signals to microprocessors, memory and peripheral functions. Our clock synthesizers support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications. For computing applications we provide clock synthesizers for server, notebook and desktop PC applications. For high performance networking and storage applications, we have high frequency clock synthesizers targeted up to 300MHz with very low jitter. It eliminates a number of individual clock oscillators. For consumer applications like digital TV, and digital set-top boxes we have developed a line of high performance audio and video clocks. We have also developed spread-spectrum clock generators used for reducing Electro Magnetic Interference (EMI) in graphics and video applications, In addition we also offer a clock synthesizer developed specifically for laser printer products.

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

In fiscal 2005, there continued to be overall growth of the Connect product line, mainly from PCI bridge products. During fiscal 2005, we also began design of our PCI Express Bridge and packet switch products, with initial products slated for introduction during the year ending July 1, 2006

SaRonix Frequency Control Products

SaRonix frequency control products include crystals, a passive device that resonates at a precise frequency and crystal oscillators, a circuit assembly comprising a crystal and accompanying electronic circuitry providing very stable output frequency. Crystals and crystal oscillators are essential components used in a wide variety of electronic devices. A unique characteristic of quartz crystals is their ability to resonate at stable and precise frequencies. There are three general categories of SaRonix oscillator products. Uncompensated oscillators are crystal-controlled oscillators in their simplest form, sometimes referred to as a “clock oscillator”. Crystal oscillators are used primarily in networking, telecommunication, wireless, and computer/peripheral applications. Voltage controlled crystal oscillators (VCXOs) are frequency tunable crystal stabilized oscillators that are voltage controlled and generally operates below 1 GHz. These oscillators are primarily used for synchronization in data networking and communications applications. Temperature compensated crystal oscillators (TCXOs) are temperature compensated oscillators that incorporate a temperature sensor and use circuitry to maintain the desired frequency under changing temperature conditions. TCXOs are used in wireless products such as cell phones, GPS and base stations.

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

CUSTOMERS

The following is a list of some of our customers and end-users:

Computer	Telecommunications	Digital Media
Asustek	Avaya	ChangHong
Brocade	Huawei	Haier
Dell	Lucent	Hitachi
Fujitsu	Motorola	Sharp
Hewlett Packard	Nortel	Skyworth
IBM	UT Starcom	Sony
Intel	ZTE	TCL
Inventec		Toshiba
LG	Mobile Terminal
NEC	Garmin	Contract Manufacturing
Quanta	LG	Celestica
Sony	Samsung	Flextronics
Sun	UTStarcom	Foxconn
Toshiba	ZTE	Jabil
Wistron		SCI-Sanmina
Solectron
Networking Equipment	OEMs & Peripherals
3 Com	Echostar
Accton	Hewlett Packard
Delta	Lexmark
D-Link	Seagate
Cisco	Xerox
Huawei-3Com

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2005, our direct sales to two international distributors accounted for approximately 14% of net revenues each and direct sales to our top five customers accounted for approximately 45.8% of net revenues. In addition there was one end-user customer who accounted for greater than 10% of net revenues for fiscal year ended July 2, 2005. In fiscal 2004, our direct sales to an international distributor accounted for approximately 11% of net revenues and direct sales to our top five customers accounted for approximately 41% of net revenues. In fiscal 2004, no end-user customers individually accounted for more than 10% of net revenues. In fiscal 2003, our direct sales to a global contract manufacturer and to an international distributor each accounted for approximately 12% of net revenues and direct sales to our top five customers accounted for approximately 45% of net revenues. In fiscal 2003, there was one end-user customer that accounted for greater than 10% of net revenues and sales to our top five end user customers accounted for 39% of net revenues. See “ Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.”

Contract manufacturers are important customers for us as systems designers in our target markets are continuing to outsource portions of their manufacturing. In addition, these contract manufacturers are continuing to play a vital role in determining which vendors’ products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 91 U.S. patents and have at least 25 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

For FCPs, we have a well-established design focus, methodology and execution techniques. The majority of designs for oscillators and higher-functionality parts are also implemented with CMOS process technologies. However designs incorporating Bipolar, BiCMOS and SiGe technologies are also pursued, as well as utilization of CPLD and FPGA components. Crystal components developed and marketed by all suppliers are similar. However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and unique. As such, manufacturing process, equipment, and test procedures can form a distinct part of the design activity. The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 51% of our net revenues in fiscal 2005, 58% of our net revenues in fiscal 2004 and 59% of our net revenues in fiscal 2003. Our major distributors in the United States include All American Semiconductor, Arrow Electronics, Inc., Future Electronics and Nu Horizons Electronics. Our major international distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore), and Techmosa (Taiwan).

We have four regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan, and the United Kingdom. International sales comprised approximately 78% of our net revenues in fiscal 2005, approximately 71% of our net revenues in fiscal 2004, and approximately 68% of our net revenues in fiscal 2003. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2005; 2004; and 2003 – Net Revenue” in Item 7 of this Annual Report on Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and also in Taiwan.

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

MANUFACTURING

We have adopted a fabless IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with whom we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation, MagnaChip, Inc and CSMC. We have also used New Japan Radio Corporation as a foundry. In fiscal 2004, we qualified Semiconductor Manufacturing International Corporation as a foundry. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We primarily rely on foreign subcontractors for the assembly of our products and, to a lesser extent, for the testing and packaging of our finished products. Some of these subcontractors are our single source supplier for certain new packages. We perform some testing and packaging of our finished products in our in-house manufacturing facility.

For the manufacture of FCPs we have established relationships with selected Asian factories the primary of which are Chungho Elcom in Inchon, South Korea and Yantai Chungho in Yantai, China as well as factories in Taiwan and Japan. We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market. We have established an operations department based in Asia to pursue lower cost packaging techniques and to monitor and modify manufacturing processes to maximize yields and improve quality. Further, through our acquisition of eCERA on September 7, 2005, we have acquired a frequency control products and crystal blank manufacturing facility. This acquisition should assist us in accelerating the development of advanced FCP products and should make available to us ability of high volume, cost competitive surface mount capability to support our top OEM customers

COMPETITION

The semiconductor and FCP industry is intensely competitive. Significant competitive factors in the market for high-performance ICs and FCPs include the following:

•	product features and performance;

•	price;

•	product quality;

•	success in developing new products;

•	timing of new product introductions;

•	general market and economic conditions;

•	adequate wafer fabrication, assembly and test capacity and sources of raw materials;

•	efficiency of production; and

•	ability to protect intellectual property rights and proprietary information.

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

Our FCP competitors include Vectron, Connor Winfield, Raltron, Fox, Ecliptek, Mtron, Epson, KED, KDS and NDK. There is a second group of competitors in China that primarily pursue the lower end of the FCP market with limited technical content products. However, they have limited sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong, and Taiwan and FCP development is done in San Jose, California and in State College, Pennsylvania. Research and development expenses were $15.8 million in fiscal 2005, $14.2 million in fiscal 2004 and $11.3 million in fiscal 2003. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 91 patents covering certain aspects of our product designs, with various expiration dates through August 2022. and have at least 25 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of July 2, 2005, we had 256 full-time employees (5 are temporary employees) and 1 part-time employee, including 59 in sales, marketing and customer support, 47 in manufacturing, assembly and testing, 118 in engineering and quality assurance and 32 in finance and administration, including information systems. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

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

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of SaRonix and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and else ware in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

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

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer’s or end-user’s product or system at the design stage. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer or end-user’s product and on the extent to which the system’s design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l. Hitachi, Integrated Circuit Systems, Inc., Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Philips, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

We believe that our future success will depend on our ability to continue to improve and develop our products and processes. Unlike us, many of our competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products. This ability may provide them with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries, as ours may be able to manufacture and sell competitive products at lower prices. Any introduction of products by our competitors that are manufactured with improved process technology could seriously harm our business. As is typical in the semiconductor industry, our competitors have developed and marketed products that function similarly or identically to ours. If our products do not achieve performance, price, size or other advantages over products offered by our competitors, our products may lose market share. Competitive pressures could also reduce market acceptance of our products, reduce our prices and increase our expenses.

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

Our acquisition of eCERA, and other potential future acquisitions may not be successful.

On September 7, 2005, we acquired from Aker Technology of Taiwan its eCERA frequency control products subsidiary (“eCERA”). eCERA has been a key supplier of our frequency control products business unit for several years. In general, we have not previously manufactured our products but have instead depended upon third party manufacturers, such as eCERA, to manufacture them. Thus, since we have not previously operated a manufacturing operation, there can be no assurance that we will be able to operate it successfully.

The eCERAacquisition and other potential future acquisitions could result in the following:

•	large one-time write-offs;

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions as anticipated;

•	the risk of diverting the attention of senior management from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;

•	the risk that our markets do not evolve as anticipated and that the technologies and capabilities acquired do not prove to be those needed to be successful in those markets;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and

•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses

As part of our business strategy, we expect to seek other acquisition prospects, in addition to eCERA, that would complement our existing product offerings, improve our market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions

The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

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

Implementation of the new FASB rules for the accounting of equity and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

The recently issued Statement of Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payments” will require the company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Management is still assessing the total impact but expects the adoption of this statement to have a negative impact on the Company’s future results of operations. In general, from time to time, the government, courts and the financial accounting boards may issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

We determined that we had a material weakness in our internal control over financial reporting as of July 2, 2005, which we are in the process of remediating. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are fairly stated in all material respects. This material weakness, could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on form 10-K for fiscal year ended July 2, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework to assess and improve our internal control systems. Auditing standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report will be uniquely difficult to prepare.

We have performed the system and process documentation and evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Management had identified a material weakness in its internal control processes over financial reporting. Specifically, we incurred increased research and development costs as many of our products were redesigned to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory.. This incorrect capitalization led to restatement of our financial statements for the first three quarters of 2005. As a result of the restatement, R&D increased in each of the first three quarters of fiscal 2005 from amounts previously reported and inventory and cost of sales decreased from amounts previously reported. Having a material weakness in our internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price The company is in the process of designing internal control procedures to remediate the material weakness and expects to complete the effort in the first quarter of fiscal 2006, and until this is completed this could cause a loss of investor confidence and decline in our stock price.

Customer demand for the Company’s products is volatile and difficult to predict.

The Company’s customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company’s products. The volatility of customer demand limits the Company’s ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for the Company’s products can result in excess quantities of certain of the Company’s products relative to demand. Should this occur the Company’s operating results might be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price.

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

In fiscal 2005, 2004 and 2003 we purchased approximately 43%, 75% and 72%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. Also in fiscal 2005, 2004 and 2003 we purchased approximately 43%, 16% and 14% respectively, of our wafers from MagnaChip. In fiscal 2005, five other suppliers manufactured the remainder of our wafers. In fiscal 2004, only four other suppliers manufactured the remainder of our wafers. In fiscal 2003, three other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered and MagnaChip in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Chartered shut down one of their production facilities that are used to manufacture our products. We have transitioned the production of these products to different facilities. This was a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of the change.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold 91 patents covering certain aspects of our product designs and have at least 25 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements. In addition, the laws of some territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States.

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

We have deferred tax assets that we may not be able to use under certain circumstances.

If the company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

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

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are cut into individual die. These die are assembled into individual packages and tested for performance. Our wafer fabrication suppliers have from time to time experienced lower than anticipated yields of suitable die. In the event of such decreased yields, we would incur additional costs to sort wafers, an increase in average cost per usable die and an increase in the time to market or availability of our products. These conditions could reduce our net revenues and gross margin and harm our customer relations.

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA, in the future we will be directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See “Risk Factors; Factors That May Affect Operating Results – Our Acquisition of eCERA And Other Potential Future Acquisitions May Not Be Successful.”

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. the concentration of top customers has been reduced, as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. There were two direct customers, both Asian distributors that individually accounted for more than 10% of net revenues during the fiscal year ended July 2, 2005. For the fiscal year ended June 26, 2004 there was one direct customer that individually accounted for more than 10% of net revenues. For the fiscal year ended June 28, 2003 there were two direct customers that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the fiscal year ended July 2, 2005 totaled 46%, was 41% for the fiscal year ended June 26, 2004, and 45% for fiscal year ended June 28, 2003.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended July 2, 2005 sales to our distributors were approximately 51% of net revenues as compared to approximately 58% of net revenues in the fiscal year ended June 26, 2004, and 59% for the fiscal year ended June 28, 2003. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal year 2005, approximately 68% of our net revenues derived from sales in Asia and approximately 6% from net sales in Europe. In fiscal year 2004, approximately 61% of our net revenues derived from sales in Asia and approximately 6% from net sales in Europe. In fiscal year 2003, approximately 59% of our net revenues derived from sales in Asia and approximately 8% from net sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

ITEM 2. PROPERTIES

We lease approximately 76,410 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. This property is leased through December 2013, and has renewal options. We also lease an approximate 4,000 square foot research and development facility in State College, Pennsylvania. This facility is leased through September 2006 and has renewal options. We also have leased North American sales offices located in Illinois as well as International sales offices in Hong Kong, Japan, Korea, Singapore, Taiwan, and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2006.

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

COMMON STOCK PRICE RANGE

The Common Stock of the Company began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company’s operations and to repurchase shares of its Common Stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth for the periods indicated the high and low closing prices of the Common Stock on the NASDAQ National Market. As of July 2, 2005 there were approximately 3,900 holders of record of the Company’s Common Stock. During fiscal year 2005, the Company did not sell any unregistered securities.

	High	Low
Fiscal year ended June 26, 2004:
First Quarter	$11.07	$8.39
Second Quarter	12.10	9.94
Third Quarter	13.94	9.88
Fourth Quarter	11.77	9.77
Fiscal year ended July 2, 2005:
First Quarter	10.50	9.26
Second Quarter	9.99	8.60
Third Quarter	9.63	8.11
Fourth Quarter	8.58	7.63

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

STOCK REPURCHASE PLAN

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
March 27, 2005 – April 23, 2005	85,800	$8.45	552,087	1,447,913
April 24, 2005 – May 21, 2005	70,000	8.17	622,087	1,377,913
May 22, 2005 – July 2, 2005	—	—	622,087	1,377,913

Total	155,800	$8.32

In October, 2001, the Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of July 2, 2005, the Company has repurchased an aggregate of 622,087 shares at a cost of approximately $5.2 million. The Company repurchased 347,587 shares during the fiscal year ended July 2, 2005 at an approximate cost of $3.0 million.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Operations Data for each of the years in the three-year period ended July 2, 2005 and the Balance Sheet Data as of July 2, 2005 and June 26, 2004 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Operations Data for the years ended June 29, 2002, and June 30, 2001 and the Balance Sheet Data as of June 28, 2003, June 29, 2002 and June 30,2001 are derived from audited financial statements not included herein. The fiscal year ending July 2, 2005 contained 53 weeks and all other years contained 52 weeks. On October 1, 2003 the Company, acting through its wholly owned subsidiary SaRonix, Inc., exercised its option to acquire substantially all the assets and related liabilities of privately-held SaRonix, LLC (SaRonix). The results of operations of SaRonix, Inc. from the date of acquisition are included in the Company’s consolidated financial statements.

	Fiscal Year Ended
	July 2, 2005	June 26, 2004(2)	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$79,557	$66,417	$44,958	$47,589	$108,313
Cost of revenues	50,764	45,182	31,468	33,871	62,388

Gross profit	28,793	21,235	13,490	13,718	45,925
Operating expenses:
Research and development	15,767	14,161	11,347	11,663	10,993
Selling, general and administrative	15,538	14,979	11,283	11,778	15,150
Restructuring charge	294	784	1,431	—	522

Total operating expenses	31,599	29,924	24,061	23,441	26,665

Income (loss) from operations	(2,806)	(8,689)	(10,571)	(9,723)	19,260
Other income, net	3,761	3,700	5,243	5,554	8,287
Other-than-temporary recovery (decline) in investment	(105)	(14)	(1,027)	(2,650)	—

Income (loss) before income taxes	850	(5,003)	(6,355)	(6,819)	27,547
Income tax provision (benefit)	27	(2,380)	(2,767)	(2,962)	9,789
Minority interest in (income) loss of consolidated subsidiary	58	—	—	—	—
Equity in net income (loss) of investee	46	513	(739)	(1,410)	(399)

Net income (loss)	$927	$(2,110)	$(4,327)	$(5,267)	$17,359

Basic earnings (loss) per share	$0.04	$(0.08)	$(0.17)	$(0.21)	$0.70

Diluted earnings (loss) per share	$0.03	$(0.08)	$(0.17)	$(0.21)	$0.64

Shares used in computing basic earnings (loss) per share (1)	26,476	26,075	25,721	25,339	24,914

Shares used in computing diluted earnings (loss) per share (1)	27,188	26,075	25,721	25,339	27,242

	July 2, 2005	June 26 2004	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands)
Balance Sheet Data:
Working capital	$159,488	$158,718	$158,662	$167,517	$168,066
Total assets	193,995	197,452	190,237	193,745	196,427
Long-term obligation	464	139	619	0	0
Shareholders’ equity	181,162	181,897	182,323	185,722	187,190

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On October 1, 2003 the Company acquired SaRonix, LLC (see Note 7 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, statements regarding the future results of eCERA, revenues, gross margins or other financial items; plans and objectives of management for future operations; future purchases of capital equipment; future expenditures; potential acquisitions; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth herein under the heading “Risk Factors: Factors That May Affect Operating Results” in Item 1 of this report and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the twelve months ended July 2, 2005 the majority of our sales were to distributors.

We sell products to large, domestic distributors at the price listed in our price book for that distributor. We recognize revenue at the time of shipment. At the time of shipment, we book a sales reserve for the entire amount if the customer has the right to return the product. Also, at the time of sale we book a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. These sales reserves offset against revenues, which then leads to the net revenue amount we report.

The market price for our products can be significantly different than the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from our distributor to their customer would result in low or negative margins to our distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period. We use historical SSD rates to estimate the ultimate net sales price to the distributor.

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by our distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a return material authorization (“RMA”) being established. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request, even though we are not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned. In the past we have not kept a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications. We do however monitor and assess RMA activity and overall materiality to assess whether a general warranty reserve has become appropriate.

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce our distributor’s cost of inventory as market prices fall thus reducing SSD rates. Price protection proposals for individual products located at individual distributors are prepared by Pericom sales management. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, then the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

At the discretion of Pericom management, we may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing we charge our distributor customers. The rebate we owe is recorded at the time of shipment.

Customers are typically granted payment terms of between 30 and 60 days and they generally pay within those terms. Relatively few customers have been granted terms with cash discounts. Distributors are invoiced for shipments at book price. When they pay those invoices, they claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, these debits are then processed against the approvals.

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by (SFAS) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of

$1.3 million that resulted from our investment in Pericom Technology, Inc. SFAS No. 142 also requires that goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company determined that no impairment of this goodwill existed in fiscal 2005. The Company also tests other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of these other intangible assets existed in fiscal 2005.

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

DEFERRED TAX ASSETS. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experience’s losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

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

•	in fiscal 2001, a 2.5 volt switch products and complementary complete timing interface solution for use in Double Data Rate (DDR) synchronous DRAM modules; LVDS products for the networking market including both dual and quad crosspoint switches for both point-to-point and bus communications; several “hot-plug’ switches that support the growing demand for 24/7 operations; expansion of the 2.5 volt AVC family; and low voltage bus switch products that provide 3.3 volt to 2.5 volt and 2.5 volt to 1.8 volt level translation;

•	in fiscal 2002, advanced AVC products that allow voltage shifting (between 3.3 volts and 1.5 Volts) and I/O translation (from HSTL to LVTTL) commonly needed between the latest state of the art ASICs and other legacy products; enhancements to our DDR memory module solutions; Active Termination Clamp that help to clean up signaling overshoot common at fast clock rates; additional family of seven analog multiplexers and switches with improved performance, which are used in a wide range of space constrained mobile and handheld computing applications; and a family of 25 single, dual, and triple gate logic devices in extremely small packaging that address a very broad range of applications and systems requirements; and

•	in fiscal 2003, a family of Intel Compatible PCI-Bridge Products that offer higher margins; 5V low R-on 1 Ohm General Purpose Switches; support for DDR I at 333MHz and 400Mhz plus our first DDR II products; Gigabit LAN Switch used in Notebook computers; VCXO for Set Top Boxes and DSL products; and we expanded our standard logic product line.

•	in fiscal 2004, the Company expanded its bridge product line to include enhanced features, higher performance and to support the PCI-X bus. It brought to market low voltage analog switches with R-on of 0.4 ohms. Application specific 2nd generation Gigibit LAN switches and USB 2.0 switches were introduced to the customer base. Supervisory products including watchdog timers and reset circuits premiered from Pericom. During the year, SaRonix was acquired bringing high performance Frequency Control Products to our comprehensive product portfolio.

•	in fiscal 2005, we introduced our product solution to support the emerging high performance PCI-Express serial link protocol for computer and communication applications. Our PCI-Express product solutions include PCI-E signal switches, clock generators, and re-driver and re-timer products. We introduced several analog switch and voltage translation products in very small form factor packages to support cell phone and other portable consumer products. We expanded our high performance video switch solution with the addition of differential video switches operating at greater than 1 GHz to support HDMI/DVI signal switching in digital TV and notebook applications. We also introduced four low-voltage, high-frequency CMOS/LVPECL crystal oscillator product families targeting storage and communication applications.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. Chartered Semiconductor Manufacturing manufactured approximately 43%, 75%, and 72% of the wafers for our semiconductor products in fiscal years 2005, 2004 and 2003, respectively. In addition, Magnachip formerly known as Hynix manufactured approximately 43%, 16%, and 14% of the wafers for our semiconductor products in fiscal years 2005, 2004 and 2003.

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

RECENT DEVELOPMENTS

On September 7, 2005, the Company purchased for approximately $14.7 million a 99.93% ownership position in eCERA Comtek Corporation (“eCERA”) of Taiwan. eCERA and its 50% owned subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”) have been a key supplier of quartz crystal blanks and crystal oscillator products. The Company has an option to purchase the remaining 50% of Azer within six months of September 7, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended,
	July 2, 2005	June 26, 2004	June 28 2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	63.8	68.0	70.0

Gross margin	36.2	32.0	30.0
Operating expenses:
Research and development	19.8	21.3	25.2
Selling, general and administrative	19.5	22.6	25.1
Restructuring charge	0.4	1.2	3.2

Total operating expenses	39.7	45.1	53.5

Loss from operations	(3.5)	(13.1)	(23.5)
Other income, net	4.6	5.5	9.4

Income (Loss) before income taxes	1.1	(7.6)	(14.1)
Income tax provision (benefit)	0.0	(3.6)	(6.1)
Minority interest in (income) loss of Consolidated subsidiary	0.1	0.0	0.0
Equity in net income (loss) of investee	0.0	0.8	(1.6)

Net income (loss)	1.2%	(3.2)%	(9.6)%

COMPARISON OF FISCAL 2005, 2004 AND 2003

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Net revenues (In thousands)	$79,557	$66,417	19.8%	$66,417	$44,958	47.7%
Percentage of net sales accounted for by top 5 direct customers (1)	45.8%	41.0%		41.0%	45.2%

Number of direct customers that each account for more than 10% of net sales	2	1		1	2

Percentage of gross sales accounted for by top 5 end customers (2)	36.3%	30.5%		30.5%	38.9%

Number of end customers that each account for more than 10% of gross sales	1	0		0	1

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract-manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire the assets and related liabilities of SaRonix, LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues from SaRonix. For the year-end June 28, 2004, revenues of $15.1 million were generated from the sales of SaRonix products. For the year ended July 2, 2005, revenues of $19.0 million were generated from sales of SaRonix products.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. During much of fiscal 2004 business conditions in the semiconductor industry improved and the percentage of the company’s revenue represented by turns orders declined. In late fiscal 2004 order rates again slowed in response to an imbalance of inventory as compared with end-demand, and the percentage of turns orders again increased although not to the levels of 2000-2003. Integrated circuit order rates in fiscal 2005 have subsequently improved, but the Company remains heavily reliant on turns orders. This reliance on turns orders, the uncertain strength of our end-markets, and the uncertain growth rate of the world economy make it difficult to predict near term demand.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased in fiscal 2005 versus 2004 due to: One additional quarter of SaRonix revenues in fiscal 2005 versus fiscal 2004; 53 weeks in fiscal 2005 vs. 52 weeks in fiscal 2004; relative improvement in end-market demand; and increased acceptance and shipments of the Company’s new integrated circuit product offerings, particularly in end-markets such as cell phones and digital media. Also, the pricing environment for the Company’s Digital Switches and Interface Logic products improved during fiscal 2005. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. For the year ended July 2, 2005, and June 26, 2004, respectively, net revenue included sales reserves for price protection in the amount of $942,000 and $749,000.

The net revenue increase in fiscal 2004 versus fiscal 2003 is due to: fiscal 2004 net revenues of $15.1 million versus zero in fiscal 2003 resulting from the October 2003 acquisition of SaRonix; a recovery in integrated circuit demand drove a higher volume of unit shipments; the higher demand levels stabilized pricing; inventories in distribution channels had been worked down to a very low level and stabilized so orders through distribution increased and were becoming reflective of end-demand; and increased acceptance and shipments of the Company’s new integrated circuit product offerings. For the year ended June 26, 2004, and June 28, 2003, respectively net revenue included sales reserves for price protection and rebates totaling $749,000 and $389,000.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003.

	Fiscal Year Ended
	July 2, 2005	June 26, 2004	June 28, 2003
China (including Hong Kong)	22.9%	20.7%	16.8%
United States	21.4%	28.5%	30.6%
Taiwan	19.8%	18.9%	18.1%
Singapore	12.5%	11.2%	13.5%
Other (less than 10% each)	23.4%	20.7%	21.0%

Total	100.0%	100.0%	100.0%

For the fiscal year ended July 2, 2005, as compared with fiscal years 2004 and 2003, the percentage of our net revenues derived from sales to the United States decreased principally because of decreased sales to domestic distributors as these distributors adjusted their inventory levels. In addition, an increasing number of shipments are going to Asia where an increasing volume of contract manufacturing work is done.

GROSS PROFIT

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Net revenues	$79,557	$66,417	19.8%	$66,417	$44,958	47.7%
Gross profit	28,793	21,235	35.6%	21,235	13,490	57.4%
Gross profit as a percentage of net revenues (gross margin)	36.2%	31.9%		31.9%	30.0%

The increase in gross profit in fiscal 2005 versus fiscal 2004 was primarily due to: fiscal 2005 had a full year of revenues and gross profit for SaRonix products whereas fiscal 2004 only had nine months; unit sales volume of our core integrated circuit products improved as a result of end-market demand and customer acceptance of the Company’s new integrated circuit product offerings; higher gross margin on sales because of a favorable product mix change resulting from a higher percentage of sales of our newer, higher margin integrated circuit products; reduced cost of sales due to reductions in force in November 2003 and February 2005; and gross profit in fiscal 2004 included SaRonix acquisition-related inventory and reduction in force costs of $680,000 whereas there were no comparable costs in fiscal 2005. Gross profit in fiscal 2005 and fiscal 2004 benefited from the sale of previously written off inventory of $491,000 and $487,000 respectively. The improvement in gross margin percentage was driven by a more favorable mix of the Company’s higher-margin Analog Switch, Clock, and Connect products as well as product cost reductions and a more stable pricing environment. The above improvements were partially offset by an approximately $1 million charge taken in the December 2004 quarter to write off inventory obsoleted by a product of end-of-life program, and the inclusion of SaRonix product sales for one full year in fiscal 2005 versus nine months in fiscal 2004 since SaRonix margins are less than the Company’s total average margins.

Gross profit in fiscal 2004 versus fiscal 2003 increased due to the following factors: fiscal 2004 had nine months of SaRonix sales totaling $15.1 million whereas fiscal 2003 had none; the industry-wide recovery of the integrated circuit business started in fiscal 2004 and drove increased unit shipments; and we had higher gross margin on sales because of a favorable product mix change resulting from a higher percentage of sales of our newer, higher margin integrated circuit products. Partially offsetting this is the inclusion of SaRonix revenues for nine months in fiscal 2004 versus no SaRonix revenues in fiscal 2003 since SaRonix margins are less than the Company’s total average margins.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Net revenues	$79,557	$66,417	19.8%	$66,417	$44,958	47.7%
Research and development	15,767	14,161	11.3%	14,161	11,347	24.8%
R&D as a percentage of net revenues	19.8%	21.3%		21.3%	25.2%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in fiscal 2005 versus 2004 was primarily due to: Increased R&D wafer fabrication and assembly charges due to a significant number of our products being re-designed and re-qualified as a result of Chartered Semiconductor’s closure of one of its fabrication facilities and the required migration of the Company’s products to another of its fabrication facilities; increased mask costs from research and development projects, continuing ramp up of engineering costs in our Pericom Taiwan Ltd subsidiary; and the inclusion of 12 months of SaRonix engineering expense in fiscal 2005 versus nine months in fiscal 2004. There was also 53 weeks of expense in fiscal 2005 versus 52 weeks in fiscal 2004

The expense increase for fiscal 2004 as compared to fiscal 2003 was also due to increased mask costs; the inclusion of nine months of SaRonix engineering expenses in fiscal 2004 versus zero in fiscal 2003; the ramp-up of Pericom Taiwan Ltd in fiscal 2004. Lower expense in 2003 was partially offset by a write off of $360,000 of in-process research and development that had been acquired from SaRonix. No such write off occurred in fiscal 2004.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Net revenues	$79,557	$66,417	19.8%	$66,417	$44,958	47.7%
Selling, general and administrative	15,538	14,979	3.7%	14,979	11,283	32.8%
S,G&A percentage of net revenues	19.5%	22.6%		22.6%	25.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in fiscal 2005 versus fiscal 2004 is due to: Higher sales commission expense due to increased revenues; increased costs associated with Sarbanes-Oxley Section 404 compliance; inclusion of 12 months of SaRonix SG&A expense in fiscal 2005 versus nine months in fiscal 2004; and fiscal 2005 had 53 weeks of expense versus 52 weeks in fiscal 2004. The above increases were partially offset by a $413,000 gain from the sale of a building in Ireland in fiscal 2005 and the impact of the reductions in force in November 2003 and February 2005.

The expense increase in fiscal 2004 versus 2003 is due to: The inclusion of nine months of SaRonix SG&A expense in fiscal 2004 versus zero in fiscal 2003; higher sales commission expense due to increased revenues from the SaRonix acquisition; and the fiscal 2004 write-off of $320,000 SaRonix customer backlog valuation. These increases were partially offset by the impact of the reductions in force in November 2003.

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

RESTRUCTURING CHARGE

In the year ended July 2, 2005 restructuring charges of $294,000 were recorded in connection with a reduction of 26 employee positions. The eliminated positions were mostly production related, but sales and administrative positions were impacted as well. The intended effect of this restructuring is to continue the Company’s outsourcing program, realign the Company’s sales force to reflect geographic sales changes and revised selling strategy, and to reduce costs.

In the year ended June 26, 2004 there was a restructuring charge of $784,000 related to an unused leased facility resulting from our move to our new corporate headquarters. This restructuring accrual became fully depleted in the first quarter of fiscal 2005, when the lease terminated.

In the year ended June 28, 2003 there was a restructuring charge of $1.4 million related to another unused leased facility. This facility had originally been leased to accommodate future expansion. As a result of the semiconductor industry downturn then underway, the Company revised its expansion plans and this facility was subleased. At the time of the sublease, a $522,000 restructuring charge was recorded that represented the difference between the sublease rate and the rate the Company was paying. The $1.4 million restructuring charge was recorded when the Company received notice that the tenant would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in San Jose, California. Due to the continued downturn in the Company’s business, the Company determined that this portion of the facility would not be utilized over the remaining lease term. The restructuring charge represented the future lease payments and estimated utility and maintenance costs for the remainder of the lease. The restructuring accrual was fully depleted in the fourth quarter of fiscal 2005, when the lease terminated.

MINORITY INTEREST

For the year ended July 2, 2005, Minority interest in the losses of our consolidated subsidiary Pericom Taiwan Ltd. was $58,000. There were no minority interest in the years ended June 26, 2004 or June 28, 2003.

INTEREST INCOME

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Interest income	$3,761	$3,700	(1.7)%	$3,700	$5,243	(29.4)%

Interest income was relatively unchanged between fiscal 2005 and fiscal 2004 with somewhat increased interest rates being offset by planned capital losses as the portfolio was restructured to achieve better future returns.

The decrease in interest income in fiscal 2004 versus fiscal 2003 is due to a $430,000 reduction in capital gains coupled with many higher yielding investments maturing and being reinvested at lower interest rates.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended		Fiscal Year Ended
(In thousands)	July 2, 2005	June 26, 2004	June 26, 2004	June 28, 2003
Pre-tax income (loss)	$850	$(5,003)	$(5,003)	$(6,355)
Income tax provision (benefit)	27	(2,380)	$(2,380)	(2,767)
Effective tax rate	2.9%	47.6%	47.6%	43.5%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign loss, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance. For fiscal 2005 the rate was very low compared to statutory rates and prior year because relatively small pre-tax income of $850,000 was almost completely offset by various tax credits. A reconciliation of our tax rates for fiscal years 2005, 2004 and 2003 is detailed in Note 15 to the Condensed Consolidated Financial Statements contained in this report on Form 10-K.

The income tax benefit in fiscal 2004 was $2.4 million as compared with a benefit of $2.8 million in fiscal 2003. The decrease was due to lower net operating losses in fiscal 2004 partially offset by an increase in the deferred tax asset valuation allowance in fiscal 2004. The provision for income taxes differed from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and a change in the deferred asset valuation allowance.

EQUITY IN NET INCOME (LOSS) OF PERICOM TECHNOLOGY, INC.

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
(In thousands)	July 2, 2005	June 26, 2004		June 26, 2004	June 28, 2003
Equity in net income (loss) of investee	$46	$513	$(467)	$513	$(739)	$1,252

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted EITF 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of Pericom Technology, Inc. The Company’s allocated portion of PTI’s results declined to a profit of $46,000 for fiscal 2005 from a profit of $513,000 for fiscal 2004 due to telecommunications revenue declines as a result of the slowdown in China telecommunications markets that PTI serves.

The Company’s allocated portion of PTI’s results in fiscal 2004 which was a profit of $513,000 improved from a loss of $739,000 in fiscal 2003 due to strength in the China telecommunications market and success with certain new consumer products both of which drove improvements in gross margin and profitability.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2005, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $143.3 million as compared with $144.4 million as of June 26, 2004 and $149.0 million as of June 28, 2003. On September 7, 2005, the Company purchased for approximately $14.7 million a 99.93% ownership position in eCERA Comtek Corporation (“eCERA”) of Taiwan. eCERA and its 50% owned subsidiary, AZER Crystal Technology Co, Ltd. (“Axer”) have been a key supplier of quartz crystal blanks and crystal oscillator products. The Company has an option to purchase for approximately $1.4 million the remaining 50% of Azer within six months of September 7, 2005. Consequently, up to approximately $16.1 million of the company’s cash, cash equivalents and short-term investments may be used to complete these investments. As of July 2, 2005. $20.9 million is liquid and classified as cash and equivalents compared with $13.9 million as of June 26, 2004 and $9.7 million as of June 28, 2003. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Since the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own fabs. For fiscal year 2005, the Company spent $2.8 million on property and equipment compared to $3.2 million and $1.8 million as of June 26, 2004 and 2003 respectively. Interest rates are at a historically low level although they have been trending upwards as a result of actions taken by the Federal Reserve Board. The Company generated $3.8 million of interest income for the fiscal year ended July 2, 2005 compared to $3.7 million and $5.2 million in fiscal year ended June 26, 2004 and June 28, 2003 respectively. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided in operating activities of $3.0 million in fiscal 2005 was primarily a result of net income of $927,000, a $2.6 million decrease in inventories, including depreciation and amortization of $3.6 million, partially off-set by a decrease to accounts payable of $1.3 million, and an increase in accounts receivable of $1.9 million. The decrease in accounts receivable is the result of a decrease in the accounts receivable allowance of approximately $1.5 million. This decrease is primarily due to a reduction in the reserves for returned product at July 2, 2005 as compared with June 26, 2004. At June 28, 2004 the accounts receivable allowance included reserves for the return of product from terminated distributors as well as for the return of product associated with the product end of life program then underway. On July 2,2005, there were no terminated distributors in the process of returning product and there was no product end of life program underway. a $502,000 reduction in accrued liabilities, and a $455,000 gain on sale or disposal of assets. The reduction in net inventories during fiscal year ended July 2, 2005 was largely due to inventory written off as well as a result of a concerted effort to reduce inventory levels to a lower level in fiscal year 2005. The decrease in accounts payable during this period was the result of routine period to period fluctuations. The increase in accounts receivable is primarily a result of a decrease in the accounts receivable allowance of approximately $1.9 million as a result of decreased RMA’s & stock rotation, ship from stock & debit, and price protection. In fiscal year 2004, the Company’s net cash used in operating activities of $20,000 was primarily due to net losses of $2.1 million, a $2.5 million increase in deferred income taxes and a $3.0 million increase in inventories partially offset by depreciation and amortization of $4.2 million and an increase to accounts payable of $2.0 million. These are net of the fair value of the assets acquired and liabilities assumed of SaRonix LLC. The increase in inventories and accounts payable are primarily due to the growth in our operation. The Company’s cash provided by operating activities of $2.1 million in fiscal 2003 was primarily due to net losses of $4.3 million offset by depreciation and amortization of $3.9 million, and other-than-temporary decline in the value of investments of $1.2 million and a $1.6 million decrease in accounts receivable.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s net cash provided by investing activities of $6.8 million in fiscal 2005 was primarily due to maturities of short-term investments exceeding purchases by $7.5 million, proceeds from the sale of a building held for sale (a building in Ireland from the Saronix acquisition) of $2.0 million and the sale of a minority interest in a subsidiary of $315,000 which were partially offset, and in part, by purchases of property and equipment of $2.8 million. The Company’s cash provided by investing activities of $1.8 million in fiscal 2004 was primarily due to maturities of short-term investments exceeding purchases by $6.0 million partially offset by loans to SaRonix of $1.2 million and purchases of property and equipment of $3.2 million. The Company’s cash used in investing activities of $4.7 million for fiscal 2003 was primarily due to $1.8 million of purchases of property and equipment, loans provided to SaRonix of $6.7 million and an investment of approximately $1.8 million increase in other assets primarily from an investment in GCT Semiconductor which was partially offset by maturities of short-term investments exceeding purchases by $5.4 million.

The Company’s cash used in financing activities in fiscal 2005 of $3.0 million was primarily due to the repurchase of $3.0 million in common stock and payment of a bank loan of $1.3 million, partially offset by the sale of common stock from the Company’s employee stock plans of $1.3 million. The Company’s cash provided by financing activities in fiscal 2004 of $2.3 million was primarily due to the sale of common stock from the Company’s employee stock plans. The Company’s cash used in financing activities in fiscal 2003 of $514,000 was due to the repurchase of common stock by the Company of $2.2 million, which was offset by proceeds received from the sale of common stock from the Company’s employee stock plans of $1.7 million.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of July 2, 2005, the Company has repurchased 622,000 shares at a cost of approximately $5.2 million. In fiscal year 2005, there were 347,587 shares repurchased at an approximate cost of approximately $3.0 million. No shares were repurchased during fiscal year 2004. As of September 8, there were 274,500 shares repurchased at an approximate cost of $2.2 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of July 2, 2005 (in thousands):

	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$9,084	$1,253	$2,000	$2,013	$3,818

Total contractual cash obligation	$9,084	$1,253	$2,000	$2,013	$3,818

The Company has no purchase obligations other than routine purchase orders as of July 2, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF No. 02-14”). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 (“APB 18”)) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 was effective in the first reporting period beginning after September 15, 2004. Management determined that the Company will continue to apply the equity method of accounting and the adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods. The effective date of the EITF 04-10 has been delayed pending the release of an anticipated staff position that will address the meaning of similar economic characteristics. We are assessing the impact if any this will have on the presentation of our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company will adopt SFAS 123(R) as of the beginning of the first quarter of fiscal year 2006 starting July 3, 2005. At July 2, 2005, Management expects the adoption of this statement to have an adverse impact on the Company’s future results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 will become effective for the Company for nonmonetary asset exchanges occurring in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial position, results of operation or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a significant impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At July 2, 2005, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $122.4 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of July 2, 2005, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report.
		Page No.
	Report of Independent Registered Public Accounting Firm	46

	Consolidated Balance Sheets as of July 2, 2005 and June 26, 2004.	52

	Consolidated Statements of Operations for each of the three fiscal years ended July 2, 2005	53

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years ended July 2, 2005	54

	Consolidated Statements of Cash Flows for each of the three fiscal years ended July 2, 2005	55

	Notes to Consolidated Financial Statements	56

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

	The following financial statement schedule of Pericom Semiconductor Corp. for the years ended July 2, 2005, June 26, 2004, and June 28, 2003 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

	Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended July 2, 2005	77

Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Alex C. Hui, our Chief Executive Officer and, Michael D. Craighead, our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of July 2, 2005. Based on their evaluation, our management has concluded that the process for the establishment of appropriate accounting procedures arising from significant changes in its business operations failed. Specifically, we incurred increased research and development costs as many of our products were redesigned to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. As discussed in Note 18 to the Consolidated Financial Statements, the correction of this error resulted in the restatement of our consolidated financial statements for the first, second, and third quarters of fiscal 2005, and in us recording adjustments to the fiscal 2005 financial statements. Management concluded that the restatement was the result of a material weakness in the design of internal controls over financial reporting. Additionally, this material weakness could result in a misstatement of inventory, cost of goods sold, and research and development expenses that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Additionally, based on their evaluation, our management has concluded that, due to our restatement as detailed above, our disclosure controls and procedures were not effective as of July 2, 2005 for the purpose of alerting them on a timely basis to material information required to be included in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 2, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued consolidated financial statements to reflect the correction of a misstatement. As a result of the material weakness related to our research and development accounting, we have concluded that, as of July 2, 2005, our internal control over financial reporting was not effective based on the criteria set forth in the COSO framework. We identified no other material weaknesses in performing our assessment and reaching our conclusion.

Deloitte & Touche LLP, our independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 46.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of designing internal control procedures to remediate the material weakness and expects to complete the effort in the first quarter of fiscal 2006.

ITEM 9B. OTHER INFORMATION

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pericom Semiconductor Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Pericom Semiconductor Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of July 2, 2005, the Company did not have an effective control procedure for the evaluation of appropriate accounting principles related to the accounting consequences arising from significant changes in its business operations. Specifically, the Company incurred increased research and development costs as it redesigned many of its products to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly capitalized into inventory. This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for the first, second, and third quarters of fiscal 2005, and in the Company recording adjustments to the fiscal 2005 financial statements. Additionally, this material weakness could result in a misstatement of inventory, cost of goods sold, and research and development expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2005 of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2005 of the Company, and our report dated September 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 15, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section captioned “Election of Directors” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 14, 2005, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” to be contained in the Proxy Statement

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of July 2, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders
Option Plans	5,294,978	$11.57	2,420,010
Employee Stock Purchase Plan	—	—	950,083
Equity Compensation Plans not Approved by Shareholders
SaRonix Inducement Options (1)	248,500	$10.00	—

Total	5,543,478	$11.50	3,370,093

(1)	Represents options granted to former employees of SaRonix, LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections captioned “The Audit Committee Report”, “Ratification of Independent Auditors” and” Audit and Related Fee” to be contained in the Proxy Statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of this report:

(1)		Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 43 of this report.

(2)		Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1		Purchase Option Agreement dated as of January 28, 2003, by and between Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1 to the Company’s Form 8-K filed October 2, 2003, and incorporated herein by reference.

2.2		Amendment No. 1 to Purchase Option Agreement dated as of March 28, 2003, by and among Pericom Semiconductor Corporation, SaRonix, LLC and Ben Healy, filed as an exhibit 2.1.1 to the Company’s Form 8-K, filed October 2, 2003 and incorporated herein by reference.

2.3		Amendment No. 2 to Purchase Option Agreement dated as of September 26, 2003 by and among Pericom Semiconductor Corporation and SaRonix, LLC, filed as exhibit 2.1.2 to the Company’s Form 8-K, filed October 2, 2003, and incorporated herein by reference.

2.4		Share Purchase Agreement, dated August 30, 2005, by and between Pericom Semiconductor Corporation, AKER Technology Company, Ltd. and Shi-Hsiung Stone Liu for the sale by AKER and purchase by Pericom of 39,773,792 shares of common stock representing 99.93% of the outstanding common stock of eCERA Comtek Corporation, filed as Exhibit 2.1 to the Company’s form 8-K, filed September 6, 2005 and incorporated herein by reference.

2.5		Share Purchase Agreement, dated August 30, 2005, by and between AKER Technology Company, Ltd., eCERA Comtek Corporation, and Shi-Hsiung Stone Liu for the sale by AKER and purchase by eCERA of 5,500,000 shares of common stock, representing 50% of the outstanding common stock of Azer Crystal Technology Co., Ltd. filed as Exhibit 2.1.1 to the Company’s Form 8-K, filed September 6, 2005, and incorporated herein by reference.

3.1		Restated Articles of Incorporation of the Registrant (1)

3.2		Amended and Restated Bylaws of the Registrant (2)

3.3		Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1		Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1	*	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder (3)

10.2	*	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder (3)

10.3	*	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)

10.4		Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)

10.5		Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)

10.6		Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.7		Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.8		Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (6)

10.11		Form of Indemnification Agreement (3)

10.12		Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)

10.13	*	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)

10.14	*	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)

10.15		Change of Control Agreement (7)

10.16		Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.18		Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Registrant as Tenant, as amended, filed as Exhibit 10.2 to the Company’s form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.19	*	2004 Stock Incentive Plan, filed as Appendix B to the Company’s proxy statement for its 2004 annual meeting, filed on October 22, 2004 and incorporated herein by reference.

10.20	*	Amended and Restated 2001 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.2 to the Company’s Form 8-K, filed December 21, 2004, and incorporated herein by reference.

10.21	*	Amended and Restated 2004 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.1 to the Company’s Form 8-K, filed January 27, 2005, and incorporated herein by reference.

14.1		Pericom Semiconductor Corporation Code of Business Conduct and Ethics filed as Exhibit 14.1 to the Company’s form 10-K for the year ended June 26, 2004 and incorporated herein by reference.

21.1		Subsidiaries of Pericom Semiconductor Corporation

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (See signature page of this report)

31.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.
(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.
(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.
(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.
(7)	Incorporated herein by reference to the Company’s fiscal 2002 Annual Report on Form 10-K in which the exhibit bears the same number.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pericom Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and subsidiaries (the “Company”) as of July 2, 2005 and June 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and subsidiaries at July 2, 2005 and June 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 15, 2005

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 2, 2005	June 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,902	$13,965
Short-term investments	122,385	130,412
Accounts receivable:
Trade (net of allowances of $2,239 and $4,128)	7,629	5,308
Other	1,813	2,241
Inventories	13,428	15,980
Prepaid expenses and other current assets	409	664
Deferred income taxes	5,291	5,564

Total current assets	171,857	174,134
Property and equipment—net	5,927	6,442
Investment in and advances to Pericom Technology Inc.	5,932	5,694
Deferred income taxes—non current	2,205	1,419
Building held for sale	—	1,532
Goodwill	1,325	1,325
Intangible assets (net of accumulated amortization of $208 and $89)	2,839	2,958
Other assets	3,910	3,948

Total	193,995	197,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,899	$8,153
Accrued liabilities	5,470	5,972
Current portion of long term debt	—	1,291

Total current liabilities	12,369	15,416
Other long term liabilities	207	139
Minority interest in consolidated subsidiary	257
Commitments (Note 11)
Shareholders’ equity:
Common stock and paid in capital – no par value, 60,000,000 shares authorized; shares outstanding: 2005, [26,358,100]; 2004, [26,474,381]	141,233	142,607
Accumulated other comprehensive income (loss)	(681)	(393)
Retained earnings	40,610	39,683

Total shareholders’ equity	181,162	181,897

Total	193,995	197,452

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 2, 2005	June 26, 2004	June 28, 2003
Net revenues	$79,557	$66,417	$44,958
Cost of revenues	50,764	45,182	31,468

Gross profit	28,793	21,235	13,490
Operating expenses:
Research and development	15,767	14,161	11,347
Selling, general and administrative	15,538	14,979	11,283
Restructuring charge	294	784	1,431

Total	31,599	29,924	24,061

Loss from operations	(2,806)	(8,689)	(10,571)
Interest income	3,761	3,700	5,243
Other than temporary decline in the value of investments	(105)	(14)	(1,027)

Income (loss) before income taxes	850	(5,003)	(6,355)
Income tax provision (benefit)	27	(2,380)	(2,767)
Minority interest in loss of consolidated subsidiary	58	—	—
Equity in net income (loss) of Pericom Technology, Inc.	46	513	(739)

Net income (loss)	$927	$(2,110)	$(4,327)

Basic income (loss) per share	$0.04	$(0.08)	$(0.17)

Diluted income (loss) per share	$0.03	$(0.08)	$(0.17)

Shares used in computing basic income (loss) per share	26,476	26,075	25,721

Shares used in computing diluted income (loss) per share	27,188	26,075	25,721

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCES, June 29, 2002	25,660	$139,345	$46,120	$257	$185,722
Net loss	—	—	(4,327)	—	(4,327)
Unrealized gain on investments	—	—	—	854	854
Currency translation gain	—	—	—	18	18
Comprehensive loss	—	—	—	—	—
Issuance of common stock under employee stock plans	380	1,686	—	—	1,686
Tax benefit resulting from stock option transactions	—	570	—	—	570
Repurchase and retirement of common stock	(275)	(2,200)	—	—	(2,200)

BALANCES, June 28, 2003	25,765	139,401	41,793	1,129	182,323
Net loss	—	—	(2,110)	—	(2,110)
Unrealized loss on investments	—	—	—	(1,641)	(1,641)
Currency translation gain	—	—	—	119	119
Comprehensive loss	—	—	—	—	—
Issuance of common stock under employee stock plans	709	2,428	—	—	2,428
Tax benefit resulting from stock option transactions	—	778	—	—	778

BALANCES, June 26, 2004	26,474	142,607	39,683	(393)	181,897
Net income	—	—	927	—	927
Unrealized loss on investments	—	—	—	(416)	(416)
Currency translation gain	—	—	—	128	128
Comprehensive income	—	—	—	—	—
Issuance of common stock under employee stock plans	231	1,294	—	—	1,294
Tax benefit resulting from stock option transactions	—	320	—	—	320
Repurchase and retirement of common stock	(348)	(2,988)	—	—	(2,988)

BALANCES, July 2, 2005	26,357	$141,233	$40,610	$(681)	$181,162

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 2, 2005	June 26, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$927	$(2,110)	$(4,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,586	4,216	3,916
Purchased in-process technology	—	360	—
Other than temporary decline in the value of investments	105	14	1,156
(Gain) loss on short-term investments	(51)	78	—
(Gain) loss on disposal of assets	—	143	(45)
(Gain) loss on disposal of building held for sale	(455)	—	—
Equity in net (income) loss of Pericom Technology, Inc.	(46)	(513)	739
Deferred income taxes	(352)	(3,298)	(1,235)
Minority interest in consolidated subsidiary’s net loss	(58)	—	—
Tax benefit resulting from stock option transactions	321	778	570
Changes in assets and liabilities net of effects of purchase of SaRonix LLC:
Accounts receivable	(1,893)	450	1,550
Inventories	2,552	(2,963)	(624)
Prepaid expenses and other current assets	54	875	(3)
Accounts payable	(1,254)	2,004	(374)
Accrued liabilities	(502)	(14)	904
Other long term liabilities	68	—	—

Net cash provided by operating activities	3,002	20	2,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,770)	(3,207)	(1,842)
Net proceeds from sale of property and equipment	—	83	212
Net proceeds from sale of building held for sale	2,005	—	—
Purchase of short-term investments	(447,913)	(193,218)	(172,936)
Maturities of short-term investments	455,413	199,173	178,371
Increase in other assets	(67)	(371)	(1,784)
Increase in investment in PTI	(192)	—	—
Cash received from SaRonix acquisition, net of transaction costs	—	518	—
Loan to SaRonix	—	(1,197)	(6,703)
Sale of minority interest	315	—	—

Net cash provided by (used in) investing activities	6,791	1,781	(4,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,294	2,428	1,686
Payment of Bank Loan for building in Ireland	(1,251)	—	—
Principal payments on long-term debt and capital leases	(40)	(88)	—
Repurchase of common stock	(2,988)	—	(2,200)

Net cash provided by (used in) financing activities	(2,985)	2,340	(514)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	128	119	18

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,936	4,260	(2,951)
CASH AND CASH EQUIVALENTS:
Beginning of period	13,965	9,705	12,656

End of period	$20,901	$13,965	$9,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for income taxes	$(13)	$1,962	$2,097

Cash (paid) during the period for interest	$(1)	$(40)	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of SaRonix, LLC assets acquired	$—	$14,053	$—
Acquisition related costs	—	(1,731)	—
Loans forgiven	—	(7,900)	—

Liabilities assumed	$—	$4,422	$—

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

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

FINANCIAL STATEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its two wholly owned subsidiaries, Pericom Semiconductor (HK) Limited, and SaRonix, Incorporated as well as it’s majority owned subsidiary Pericom Taiwan Limited Corporation. Pericom Semiconductor (HK) Limited was incorporated in Hong Kong on May 31, 2000 and is engaged in circuit design services solely for Pericom Semiconductor Corporation. Pericom Taiwan Limited Corporation was incorporated in Taiwan on April 29, 2003 and is initially engaged in the design, field application engineering and marketing of IC’s targeted at Taiwanese customers and will engage in other circuit design services for Pericom Semiconductor Corporation. SaRonix, Incorporated was incorporated on September 18, 2003 to purchase substantially all of the assets and related liabilities of SaRonix, LLC, and is engaged in the design, manufacture and marketing of frequency control products. All significant intercompany balances and transactions are eliminated in consolidation.

FISCAL PERIOD – All periods presented include 52 weeks except for fiscal year 2005, which has 53 weeks.

CASH EQUIVALENTS – The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM INVESTMENTS – The Company’s policy is to invest in short-term instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the cost of securities sold is based on the specific identification method. At July 2, 2005 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$53,270	—	$749	$52,521
Government securities	33,253	—	454	32,799
Asset / mortgage backed securities	36,400	—	391	36,009

	$122,923	—	$1,594	$121,329

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 2, 2005.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$15,195	$189	$37,921	$560	$53,116	$749
Government securities	18,291	223	15,087	232	33,378	455
Asset/mortgage backed securities	24,808	240	8,520	149	33,328	389

	$58,294	$652	$61,528	$941	$119,822	$1,593

Trading Securities:

	Fiscal Year Ended July 2, 2005		Fiscal Year Ended June 26, 2004
(In thousands)	Net Unrealized Gains (Loss)	Estimated Fair Value	Net Unrealized Gains (Loss)	Estimated Fair Value
Corporate bonds and notes	$(126)	$932	$(23)	$972
Funds	0	125	(40)	831

Total Trading Assets	$(126)	$1,057	$(63)	$803

At June 26, 2004 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$59,724	$1,311	$23	$60,971
Government securities	43,906	—	2,277	41,629
Asset / mortgage backed securities	27,034	—	53	26,981
Funds	831	—	40	831

	$131,495	$1,311	$2,394	$130,412

At July 2, 2005, June 26, 2004 and June 28, 2003 these investments had the following maturities (in thousands):

	Market Value July 2, 2005	Market Value June 26, 2004	Market Value June 28, 2003
One year or less	$47,431	$23,502	$53,774
Between one and three years	70,982	98,907	76,035
Greater than three years	3,972	8,003	9,476

	$122,385	$130,412	$139,285

In fiscal 2005, 2004 and 2003 realized gains on short-term investments were $125,000, $338,000 and $769,000, respectively.

INVENTORIES are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Charges for excess and obsolete inventory are recorded based on inventory age, shipment history and forecasted demand over a specific future period of time. The semiconductor markets that the Company serves are volatile and actual results may vary from the Company’s forecast or other assumptions, potentially impacting the Company’s inventory valuation and resulting in material effects on our gross margin.

PROPERTY AND EQUIPMENT is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

INVESTMENT IN PERICOM TECHNOLOGY, INC. is accounted for using the equity method. The difference between the carrying value and the underlying equity in net assets of the investment is tested for impairment at least annually (see Note 6).

OTHER ASSETS – include investments in privately held companies, assets held for sale and deposits. Investments in privately held companies are carried at the lower of cost or market if the investment has experienced an other than temporary decline in value. Assets held for sale are carried at the lower of the assets carrying amount or fair value less costs to sell.

LONG-LIVED ASSETS – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured as the difference between carrying value and fair value as determined by discounted cash flows.

INCOME TAXES – The Company accounts for income taxes under Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to recording deferred taxes. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

STOCK-BASED COMPENSATION – The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its interpretations and presents pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

SFAS No. 148, requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2005	2004	2003
Expected life	5.9 years	5 years	5 years
Risk-free interest rate	3.49-3.88%	2.99-3.72%	2.57-3.18%
Volatility range (low/high)	33%-37%	41%-52%	40%-73%
Dividend yield	0.00%	0.00%	0.00%

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

	2005	2004	2003
Expected life	3 months	3 months	3 months
Risk-free interest rate	1.5-2.9%	0.9-1.1%	1.1-1.7%
Volatility range (low/high)	30%-37%	46%-51%	47%-77%
Dividend yield	0.00%	0.00%	0.00%

Note that the volatility range disclosed is the high and low of the four volatility figures for a given year.

PRO FORMA NET LOSS AND LOSS PER SHARE

Had the Company amortized to expense the computed fair values of the 2005, 2004 and 2003 awards under the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, and 2000 Employee Stock Purchase Plan, the Company’s pro forma net loss and loss per share for the three fiscal years in the period ended July 2, 2005 would have been as follows (in thousands, except per share amounts):

	2005	2004	2003
Net loss as reported	$927	$(2,110)	$(4,327)
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related taxes	(7,432)	(8,009)	(6,219)

Pro forma net loss	$(6,505)	$(10,119)	$(10,546)

Loss per share:
Basic – as reported	$0.04	$(0.08)	$(0.17)
Diluted – as reported	$0.03	$(0.08)	$(0.17)
Basic and diluted – proforma	$(0.25)	$(0.39)	$(0.41)

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the fiscal year ended July 2, 2005 the majority of the Company’s sales were to distributors.

The Company sells products to large, domestic distributors at the price listed in it’s price book for that distributor. The Company recognizes revenue at the time of shipment. At the time of sale the Company books a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The sales reserve is offset against revenues, which then leads to the net revenue amount reported.

The market price for the Company’s products can be significantly different than the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from the distributor to their customer would result in low or negative margins to our distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period. The Company captures these historical SSD rates from its historical records to estimate the ultimate net sales price to the distributor.

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy the Company’s product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by the distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a return material authorization (“RMA”) being established. The Company is only obligated to accept returns of defective parts. For customer convenience, the Company may approve a particular return request, even though it is not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned. The Company does not keep a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications.

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall thus reducing SSD rates. Price protection proposals for individual products located at individual distributors are prepared by Pericom sales management. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, then the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

At the discretion of Pericom management, the Company may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing the Company charges it’s distributor customers. The rebate is recorded at the time of shipment.

Customers are typically granted payment terms of between 30 and 60 days and they generally pay within those terms. Relatively few customers have been granted terms with cash discounts. Distributors are invoiced for shipments at book price. When they pay those invoices, they claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, these debits are then processed against the approvals.

The revenue the Company records for sales to it’s distributors is net of estimated provisions for these programs. When determining this net revenue, the Company must make significant judgments and estimates. The Company’s estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and the Company’s estimates. Our financial condition and operating results depend on it’s ability to make reliable estimates and believe that such estimates are reasonable.

PRODUCT WARRANTY — The Company offers a standard one-year product replacement warranty. In the past the company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMA’s and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

SHIPPING COSTS — Shipping costs are charged to cost of goods sold as incurred.

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

The company maintains cash, cash equivalents, and short-term investments with various high credit quality financials institutions. The Company’s investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in its investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date, the Company has not incurred losses related to these investments.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF No. 02-14”). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 (“APB 18”)) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. Management determined that the Company will continue to apply the equity method of accounting and the adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods. The effective date of the EITF 04-10 has been delayed pending the release of an anticipated staff position that will address the meaning of similar economic characteristics. We are assessing the impact if any this will have on the presentation of our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company will adopt SFAS 123(R) as of the beginning of the first quarter of fiscal year 2006 starting July 3, 2005. Management expects the adoption of this statement to have an adverse impact on the Company’s future results of operations

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 will become effective for the Company for nonmonetary asset exchanges occurring in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial position, results of operation or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a significant impact on our results of operations or financial position.

RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year amounts to the current year’s presentation. On the consolidated statements of operations, equity in net income or loss of investee has been reclassified from other income and expense to their own separate line items.

EARNINGS PER SHARE – Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended July 2, 2005 is as follows (in thousands):

	Year Ended
	July 2, 2005	June 26, 2004	June 28, 2003
Net income (loss)	$927	$(2,110)	$(4,327)

Computation of common shares outstanding – basic loss per share:
Weighted average common stock	26,476	26,075	25,721

Basic earnings (loss) per share	$0.04	$(0.08)	$(0.17)

Computation of common shares outstanding – diluted earnings (loss) per share:
Weighted average common stock	26,476	26,075	25,721
Dilutive options using the treasury stock method	712	—	—

Shares used in computing diluted loss per share	27,188	26,075	25,721

Diluted earnings (loss) per share	$0.03	$(0.08)	$(0.17)

Options to purchase 3,877,288, 5,550,513, and 5,552,412 shares of Common Stock were outstanding as of July 2, 2005, June 26, 2004 and June 28, 2003, respectively, and were excluded from the computation of diluted net earnings (loss) per share because such options were anti-dilutive.

2. OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consist of (in thousands):

	As of
	July 2, 2005	June 26, 2004
Interest receivable	$1,317	$1,337
Other accounts receivable	496	904

	$1,813	$2,241

3. INVENTORIES

Inventories consist of (in thousands):

	As of
	July 2, 2005	June 26, 2004
Finished goods	$6,130	$7,424
Work-in-process	3,562	3,588
Raw materials	3,736	4,968

	$13,428	$15,980

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. At July 2, 2005 $9,186,000 of inventory on hand had been written off as compared with $8,110,000 at June 26, 2004. During the twelve months ended July 2, 2005 the Company wrote off $1,044,000 of inventory related to a product end-of-life program.

During the twelve months ended July 2, 2005, and June 26, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $491,000 and $487,000, respectively, which had been previously identified as obsolete and written down to zero.

4. PROPERTY AND EQUIPMENT — NET

Property and equipment —net consists of (in thousands):

	As of
	July 2, 2005	June 26, 2004
Machinery and equipment	$12,492	$12,084
Computer equipment and software	10,348	10,263
Furniture and fixtures	708	725
Leasehold improvements	721	645

Total	24,269	23,717
Accumulated depreciation and amortization	(18,794)	(17,409)
Construction-in-progress	452	134

Property and equipment – net	$5,927	$6,442

Depreciation expense for the years ended July 2, 2005 and June 26, 2004 was $3.5 million and $3.8 million, respectively.

5. OTHER ASSETS

Other assets consist of (in thousands):

	As of
	July 2, 2005	June 26, 2004
Investment in privately held companies	$2,819	$2,885
Assets held for sale	550	848
Deposits	218	$214
Other	323	1

Total	$3,910	$3,948

Assets held for sale included manufacturing equipment with a carrying value of approximately $550,000 & $848,000 at July 2, 2005 and June 26, 2004, respectively. The equipment held as of July 2, 2005 will be sold to a subcontract-manufacturing vendor to increase its capacity. The Company expects to complete the sale of this equipment in fiscal 2006

The Company has investments in certain privately held and public companies, which it accounts for under the cost method. The carrying amount of other such investments was approximately $2.8 million and $2.9 million at July 2, 2005 and June 26, 2004, respectively, and these amounts are recorded in other assets. The Company recorded write offs of certain investments totaling approximately $1.0 million in 2003 as the Company determined that these investments had experienced an other than temporary decline in value. There were no significant investment write offs in 2004 or 2005.

6. INVESTMENT IN PERICOM TECHNOLOGY, INC. AND OTHER INVESTMENTS

The Company has an approximate 45% ownership interest in Pericom Technology, Inc. (“PTI”) The investment in PTI is accounted for using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. At July 2, 2005 and June 26, 2004 the difference between the carrying value and the underlying equity in the net assets of PTI was approximately ($672,000) and ($668,000), respectively. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 26, 2004 and June 28, 2003, the Company sold $142,000 and $66,000 respectively, in services to PTI. The Company sold no services to PTI during the year ended July 2, 2005. During the years ended July 2, 2005, June 26, 2004 and June 28, 2003, the Company purchased $383,000, $763,000 and $557,000 in goods and services from PTI, respectively. At July 2, 2005, June 26, 2004 and June 28, 2003, $57,000, $354,000 and $152,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at July 2, 2005 and June 26, 2004 is as follows (in thousands):

	2005	2004
Total assets	$12,961	$12,691
Total liabilities	$1,271	$1,270
Total equity	$11,690	$11,421
Revenue	$6,166	$7,558
Cost of revenues	3,035	3,902

Gross profit	3,131	3,656

Expenses	3,665	4,093

Operating income (loss)	(534)	(437)
Interest and other income	596	1,128
Net income (loss)	$62	$691

7. BUSINESS COMBINATIONS

Acquisition of Assets of SaRonix, LLC.

On October 1, 2003 the Company, acting through a wholly owned subsidiary, exercised its option to acquire substantially all the assets and related liabilities of privately held SaRonix, LLC (SaRonix). The primary reason for the acquisition was to expand the breadth of the Company’s portfolio of timing solutions. Total consideration paid was approximately $7,900,000 in the form of the cancellation of previously advanced loans pursuant to the terms of a Secured Loan Agreement. The Company also incurred approximately $1,731,000 in acquisition related costs, for a total purchase price of approximately $9,631,000. SaRonix designs, manufactures and distributes industry-standard and custom frequency control products (FCP) including Crystal and Surface Acoustic Wave Oscillators, Quartz Crystals, and Timing Modules. The Company acquired SaRonix for this complementary portfolio of timing solutions.

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
Other intangible assets subject to amortization:
Customer backlog	320
Core developed technology	1,189
In-process research and development	360
Supplier relationship	901
Trade name	957

Total assets acquired	14,053

Current liabilities	(4,422)

Total liabilities assumed	(4,422)

Net assets acquired	$9,631

The Company amortized customer backlog over the three months ended December 31, 2003. Supplier relationship and trade name will not be amortized, but will be reviewed at least annually for impairment. Core developed technology will be amortized over its estimated useful life of ten years. Intangible asset amortization expense for the fiscal years ended July 2, 2005 and June 26, 2004 was $119,000 and $89,000, respectively. Amortization for each fiscal year through 2013 will be $119,000 per year and amortization for 2014 will be $30,000.

Approximately $360,000 of the purchase price was allocated to the estimated fair value of in-process research and development projects. The estimated future cost to complete these projects was approximately $300,000. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative use. Accordingly, the value allocated to these projects was immediately expensed in research and development on the acquisition date. As of July 2, 2005 all of these projects had either been completed or cancelled.

8. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of
	July 2, 2005	June 26, 2004
Accrued compensation	$2,449	$2,202
Accrued income tax	1,163	1,117
External sales representative commissions	833	785
Restructuring reserve – current portion	—	733
Other accrued expenses	1,025	1,135

	$5,470	$5,972

9. SHORT TERM DEBT

As part of the acquisition of SaRonix (see Note 7), the Company assumed a loan from a bank. The loan had a variable interest rate of 2.5% over the 30 day Libor rate and was payable in monthly installments of principal and interest in Irish Pounds for ten years. This loan was amended twice, with the latest amendment effective in September 2003, to modify the payment terms to require interest only payments until October 31, 2004. This loan was secured by a building owned by the company in Ireland, which was classified as held for sale at June 26, 2004. At June 26, 2004, the Company had $1.3 million outstanding under this loan classified as a current liability based on the Company’s intent to pay off this loan in connection with the sale of the building. At July 2, 2005, the Company has no debt outstanding because the Company paid off this loan in its entirety when the building was sold in fiscal 2005.

10. COMMITMENTS

Building Lease

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments, including leases on abandoned facilities, at July 2, 2005 are as follows (in thousands):

	Fiscal Year Ending					Thereafter
	2006	2007	2008	2009	2010
Operating lease payments	$1,253	$1,037	$963	$992	$1,021	$3,818

Rent expense for the years ended July 2, 2005, June 26, 2004 and June 28, 2003 was $1,624,000, $1,718,000 and $1,486,000, respectively. This is net of sublease proceeds received of approximately $241,000 for the year ended June 30, 2003. There were no sublease proceeds in fiscal year 2004 and fiscal year 2005.

11. COMPREHENSIVE INCOME

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and changes in translation gains on a consolidated subsidiary. The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended
	July 2, 2005	June 26, 2004	June 28, 2003
Net Income (Loss)	$927	$(2,110)	$(4,327)
Change in unrealized (loss) gains on securities available for sale	$(642)	$(3,178)	$700
Income tax effect	187	1,361	(373)
Reclassification adjustment for gains on available for sale securities included in net income (loss)	65	337	864
Income tax effect	(26)	(161)	(337)
Translation gain	128	119	18

Other Comprehensive income (loss)	$639	$(3,632)	$(3,455)

12. SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of July 2, 2005, no shares of preferred stock were outstanding.

STOCK OPTION PLANS

Under the Company’s 2004, 2001, 1995, 1990, and SaRonix Acquisition Stock Option Plans, incentive and nonqualified stock options to purchase up to 5,713,488 shares of common stock have been reserved at July 2, 2005 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 60 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, June 29, 2002 (3,256,939 exercisable at a weighted average price of $9.00)	5,648,057	$11.57
Granted (weighted average fair value of $4.09 per share)	576,300	8.60
Exercised	(241,839)	2.64
Canceled	(430,106)	15.33

Balance, June 28, 2003 (3,843,461 exercisable at a weighted average price of $10.45)	5,552,412	11.36
Granted (weighted average fair value of $5.57 per share)	955,350	10.70
Exercised	(570,451)	2.48
Canceled	(386,798)	14.91

Balance, June 26, 2004 (3,857,138 exercisable at a weighted average price of $12.24)	5,550,513	11.92
Granted (weighted average fair value of $3.49 per share)	653,820	8.44
Exercised	(85,938)	2.88
Canceled	(574,917)	13.36

Balance, July 2, 2005	5,543,478	$11.50

At July 2, 2005, 2,420,010 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of July 2, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 – 5.25	1,199,612	2.79	$3.07	1,199,612	$3.07
5.50 – 9.06	1,143,379	8.00	8.13	512,205	7.95
9.07 – 11.50	1,194,090	7.72	10.82	964,150	11.07
11.56 – 16.56	1,142,105	6.22	14.23	1,142,105	14.23
16.68 – 37.22	864,292	5.07	24.97	864,292	24.97

$1.20 – 37.22	5,543,478	5.99	$11.50	4,682,364	$12.01

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 1,500,000 shares of the Company’s Common Stock have been reserved for issuance under the Stock Purchase Plan under management’s discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2005, 2004 and 2003, the Company issued 145,368 138,753 and 137,629, shares of common stock under the Stock Purchase Plan at weighted average prices of $7.20, $7.32 and $7.61, respectively. The weighted average fair value of the fiscal 2005, fiscal 2004 and fiscal 2003 awards for each year were $3.49, $5.57 and $4.09 per share respectively.

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. In fiscal year 2003, 274,500 shares were repurchased at an approximate cost of $2.2 million. The approximate number of shares repurchased during Fiscal year 2005 was 348,000. There were no shares repurchased during fiscal 2004. As of July 2, 2005, the Company had repurchased approximately 622,000 shares at an approximate cost of $5.2 million.

13. SHAREHOLDER RIGHTS PLAN

Pericom has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of July 2, 2005, there were 26,358,100 rights outstanding.

14. RESTRUCTURING CHARGE

During the quarter ended December, 31, 2002, the Company revised its estimate related to a previous restructuring accrual for an unused leased facility that was subleased at a lower rate than what the company was leasing the facility for, this restructuring resulted in recording an additional restructuring charge of $1.4 million. This charge represents the future lease payments and estimated utility and maintenance costs for the remainder of the lease, which expired in May 2005. The Company received notice that a sub lessee would move from this facility and the Company estimated that it would not be able to sublease the facility due to the excess available real estate in the San Jose, California area. Due to continued downturn in the Company’s business, the Company determined that this portion of the facility would not be utilized over the remaining lease term.

The following table summarizes this restructuring activity through July 2, 2005 (in thousands):

Excess Facility
Beginning Balance in fiscal 2003	$197
Additional reserves in fiscal 2003	1,431
Cash payments in fiscal 2003	(356)

Balance at June 28, 2003	$1,272
Cash payments in fiscal 2004	(653)

Balance at June 26, 2004	$619
Cash payments in fiscal 2005	(619)
Ending Balance at July 2, 2005	$0

During the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $784,000 to cover seven months of remaining costs on its existing corporate headquarters lease after signing a new lease for a new corporate headquarters. The move to the new corporate headquarters resulted in an approximate $50,000 per month savings.

The following table summarizes this restructuring activity through July 2, 2005 (in thousands):

Excess Facility
Beginning Balance in fiscal 2004	$0
Additional reserves in fiscal 2004	784
Cash payments in fiscal 2004	(670)

Balance at June 30, 2004	$114
Cash payments in fiscal 2005	(114)

Ending Balance at July 2, 2005	$0

There was also a restructuring charge resulting from a reduction in force in fiscal 2005 resulting in a layoff of 24 employees. Of the employees terminated, 11 were in operations, 1 in research & development, 4 in sales & marketing, and 8 in General & Administration. On July 2, 2005, the remaining balance of this restructuring charge was $22,000 after incurring restructuring charges of $294,000 and payments of approximately $1 million. The $294,000 in restructuring charges was the result of a reduction in force in fiscal year ended July 2, 2005.

The following table summarizes this restructuring activity through July 2, 2005 (in thousands):

Reduction In Force
Beginning Balance in fiscal 2005	$0
Additional reserves in fiscal 2005	294
Cash payments in fiscal 2004	(272)

Balance at July 2, 2005	$22

15. INCOME TAXES

The provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	July 2, 2005	June 26, 2004	June 28, 2003
Federal:
Current	$(288)	$85	$(2,133)
Deferred	815	(2,072)	(536)

	527	(1,987)	(2,669)
State:
Current	(3)	46	22
Deferred	(493)	(937)	(928)

	(496)	(891)	(906)
Foreign:
Current	22	8	9
Deferred	(346)	(288)	229

	(324)	(280)	238
Charge in lieu of taxes attributable to employee stock plans	321	778	570

Provision for income taxes	$27	$(2,380)	$(2,767)

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	July 2, 2005	June 26, 2004	June 28, 2003
Tax at federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(43.2)	(11.2)	(8.3)
Foreign income tax	(35.6)	—	—
Foreign loss	51.2	—	—
Tax exempt investment income	(1.0)	(1.1)	(1.1)
Research and development tax credits	(41.7)	(5.4)	(3.5)
Change in valuation allowance	38.1	(0.7)	8.9
Change in FAS 5 contingency	1.2	—	—
Other	(1.1)	0.4	—

Provision (Benefit) for income taxes	2.9%	(53.0)%	(39.0)%

The components of the net deferred tax assets were as follows (in thousands):

	As of
	July 2, 2005	June 26, 2004
Deferred tax assets:
Credit carryforwards	$3,300	$2,219
Inventory Reserve	2,162	1,809
NOL carryforwards	1,527	2,328
Cumulative loss on investment in joint ventures	846	1,916
Unrealized loss on short-term investments	650	489
Accrued compensation & other benefits	587	635
Capitalized R&D	547	785
Capital loss carryforward	536	575
Basis difference in fixed assets	264	—
Inventory Capitalization	248	77
Lease Structure Reserve	192	461
Other	24	158

Total deferred tax assets	$10,883	$11,452

Deferred tax liabilities:
Deferred state taxes	(1,202)	(1,133)
Other prepaid & accruals	(104)	(74)
Basis difference in fixed assets	0	(1,164)

Total deferred tax liabilities	$(1,306)	$(2,371)
Valuation allowance	$(2,082)	$(2,099)

Net Deferred tax assets	$7,496	$6,982

As of July 2, 2005, the Company has tax credit carryforwards of approximately $2,382,000 and $888,000 available to offset future state taxable income and federal taxable income, respectively. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year. As of July 2, 2005, the Company had federal net operating loss carryforwards of $4,282,000, which expires in twenty years.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and write-downs in investments, the Company has provided for a partial valuation allowance in the amount of $2.1 million against the tax effect of these losses as of July 2, 2005. The valuation allowance is reduced by the tax effect of any realized capital gains that are available to offset such losses.

16. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in fiscal 2005, 2004, or 2003.

17. INDUSTRY AND SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment. Revenues from the sale of FCP product for the fiscal year ended July 2, 2005 were approximately $19.0 million. Revenues from the sale of IC product for fiscal 2005 were approximately $60.6 million. Revenues from the sale of FCP product for the nine months from the SaRonix acquisition to June 26, 2004 were approximately $15.1 million. Revenues from the sale of IC product for fiscal 2004 were approximately $51.3 million. All revenues in fiscal 2003 were from the sale of IC products.

At July 2, 2005, there were three customers that individually represented more than 10% of accounts receivable one at 15% and the other two customers at 11% each. In addition, in fiscal 2005 there were 2 customers that represented over 10% of net revenue, one at 14.2% and the other at 13.8% of net revenue. In fiscal 2004, there were no direct customers that represented more than 10% of accounts receivable. In fiscal 2004, there was one direct customer, an international distributor that represented 11% of net revenues. In fiscal 2003, one distributor and one contract manufacturer each of who purchase directly from the Company and sell to multiple end user customers, each represented 12% of net revenues. At June 28, 2003, two customers each represented 10% of trade accounts receivable.

For geographical reporting, net sales are attributed to the country where customers are located (the “bill to” location). Long-lived assets consist of property and equipment as well as assets held for sale and are attributed to the country where they are located. The following presents net sales for the years ended July 2, 2005, June 26, 2004 and June 28, 2003; and the net book value of long-lived assets as of July 2, 2005, June 26, 2004 and June 28, 2003 (in thousands):

	2005	2004	2003
Net sales to countries:
China (including Hong Kong)	$18,247	$13,734	$7,566
United States	17,018	18,910	13,741
Taiwan	15,766	12,525	8,119
Singapore	9,901	7,463	6,056
Others (less than 10% each)	18,625	13,785	9,476

Total net sales	$79,557	$66,417	$44,958

Long-lived assets:
United States	$2,863	$3,664	$4,488
Singapore	1,624	1,545	925
Taiwan	801	291	69
Thailand	701	215	—
Ireland	—	1,532	—
China (including Hong Kong)	312	566	810
India	166	995	—
Others (less than 10% each)	10	14	13

Total long-lived assets	$6,477	$8,822	$6,305

18. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended July 2, 2005 and June 30, 2004. Subsequent to the issuance of the Company’s interim financial statements for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005, the Company determined that certain errors occurred in the accounting for research and development costs as many of our products were redesigned to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. certain new product research and development costs (initial wafer production costs) that were incorrectly capitalized into inventory. As a result, the operating results presented below for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005 have been restated.

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	July 2, 2005	Mar 26 2005 Restated	Dec 25 2004 Restated	Sep 25 2004 Restated

Net revenues	$21,121	$19,433	$19,217	$19,786
Cost of revenues	12,940	11,982	13,071	12,771

Gross profit	8,181	7,451	6,146	7,015
Operating expenses:
Research and development	3,992	4,022	3,806	3,947
Selling, general and administrative	4,150	3,849	3,707	3,832
Restructuring charge	51	243	—	—

Total operating expenses	8,193	8,114	7,513	7,779

Loss from operations	(12)	(663)	(1,367)	(764)
Other income, net	1,042	913	875	931
Other than temporary decline in value of investment	(5)	(4)	(96)	0

Income (loss) before income taxes	1,025	246	(588)	167
Income tax provision (benefit)	120	95	(203)	15
Minority income (loss) in consolidated subsidiary	26	22	10	—
Equity in net income (loss) of investee	242	(73)	0	(123)

Net income (loss)	$1,173	$100	$(375)	$29

Basic earnings (loss) per share	$0.04	$0.00	$(0.01)	$0.00

Diluted earnings (loss) per share	$0.04	$0.00	$(0.01)	$0.00

Shares used in computing basic earnings (loss) per share	26,371	26,531	26,554	26,515

Shares used in computing diluted earnings (loss) per share	27,076	27,112	26,554	27,268

	For the Quarters Ended
	June 26, 2004	Mar 27 2004	Dec 27 2003	Sep 27 2003
Net revenues	$20,029	$18,466	$16,850	$11,072
Cost of revenues	12,791	12,275	12,262	7,854

Gross profit	7,238	6,191	4,588	3,218
Operating expenses:
Research and development	3,513	3,451	3,987	3,210
Selling, general and administrative	3,895	4,277	4,292	2,515
Restructuring charge	—	—	784	—

Total operating expenses	7,408	7,728	9,063	5,725

Loss from operations	(170)	(1,537)	(4,475)	(2,507)
Other income, net	698	1,014	996	992
Other than temporary decline in value of investment	(15)	10	0	(9)

Income (loss) before income taxes	513	(513)	(3,479)	(1,524)
Income tax provision (benefit)	80	(269)	(1,536)	(655)
Equity in net income (loss) of investee	228	148	68	69

Net income (loss)	$661	$(96)	$(1,875)	$(800)

Basic earnings (loss) per share	$0.03	$(0.00)	$(0.07)	$(0.03)

Diluted earnings (loss) per share	$0.02	$(0.00)	$(0.07)	$(0.03)

Shares used in computing basic earnings (loss) per share	26,388	26,166	25,928	25,816

Shares used in computing diluted earnings (loss) per share	27,289	26,166	25,928	25,816

A summary of the significant effects of the restatement is as follows (in thousands):

	For the Quarters Ended
	Mar 26 2005 As Previously Reported	Mar 26 2005 As Restated	Dec 25 2004 As Previously Reported	Dec 25 2004 As Restated	Sep 25 2004 As Previously Reported	Sep 25 2004 As Restated
Net revenues	$19,433	$19,433	$19,217	$19,217	$19,786	$19,786
Cost of revenues	12,262	11,982	13,219	13,071	12,806	12,771

Gross profit	7,171	7,451	5,998	6,146	6,980	7,015
Operating expenses:
Research and development	3,678	4,022	3,485	3,806	3,716	3,947
Selling, general and administrative	3,849	3,849	3,707	3,707	3,832	3,832
Restructuring charge	243	243	—	—	—	—

Total operating expenses	7,770	8,114	7,192	7,513	7,548	7,779

Income (loss) from operations	(599)	(663)	(1,194)	(1,367)	(568)	(764)
Other income, net	909	909	779	779	931	931

Income (loss) before income taxes	310	246	(415)	(588)	363	167
Income tax provision (benefit)	125	95	(102)	(203)	89	15
Minority income (loss) in consolidated subsidiary	22	22	10	10	—	—
Equity in net income (loss) of investee	(73)	(73)	0	0	(123)	(123)

Net income (loss)	$134	$100	$(303)	$(375)	$151	$29

Basic earnings (loss) per share	$0.01	$0.00	$(0.01)	$(0.01)	$0.01	$0.00

Diluted earnings (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)	$0.01	$0.00

Shares used in computing basic earnings (loss) per share	26,531	26,531	26,554	26,554	26,515	26,515

Shares used in computing diluted earnings (loss) per share	27,112	27,112	26,554	26,554	27,268	27,268

19. SUBSEQUENT EVENTS

On September 7, 2005, the Company purchased for approximately $14.7 million a 99.93% ownership position in eCERA Comtek Corporation (“eCERA”) of Taiwan. eCERA and its subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”) have been a key supplier of quartz crystal blanks and crystal oscillator products.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 15, 2005

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

Signature	Title	Date
/s/ ALEX C. HUI	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 15, 2005
Alex C. Hui

/s/ MICHAEL D. CRAIGHEAD	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	September 15, 2005
Michael D. Craighead

/s/ JOHN CHI-HUNG HUI	Vice President, Technology and Director	September 15, 2005
John Chi-Hung Hui

/s/ GARY L. FISCHER	Director	September 15, 2005
Gary L. Fischer

/s/ TAY THIAM SONG	Director	September 15, 2005
Tay Thiam Song

/s/ MILLARD PHELPS	Director	September 15, 2005
Millard Phelps

/s/ HAU L LEE.	Director	September 15, 2005
Hau L. Lee

/s/ MURRAY GOLDMAN	Director	September 15, 2005
Murray Goldman

/s/ ALEX C. HUI	Attorney-in-Fact and Agent	September 15, 2005
Alex C. Hui

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning Of Period	Reserves Acquired	Charged to Revenues	Deductions	Balance at End of Period
		(a)	(b)	(c)
Reserves for returns and pricing adjustments
July 2, 2005	$3,744	—	$5,970	$7,494	$2,220
June 26, 2004	3,446	$165	8,904	8,771	3,744
June 28, 2003	4,276	—	7,618	8,448	3,446

(a)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(b)	Primarily related to sales reserves
(c)	Charges for which allowances were created

	Balance at Beginning Of Period	Reserves Acquired	Charged to Costs and Expenses	Deductions	Balance at End of Period
		(d)	(e)	(f)
Allowance for doubtful accounts
July 2, 2005	$384	$0	$(277)	$(88)	$19
June 26, 2004	100	437	—	(153)	384
June 28, 2003	100	—	—	—	100

(d)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(e)	Related to identified uncollectible accounts
(f)	Charges for which allowances were created