Form 10-K/A
period 2005-07-02
PERICOM SEMICONDUCTOR CORP
filed 2005-09-20
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended July 2, 2005. This Amendment No. 1 to Annual Report on Form 10-K/A is being filed solely to amend Part II Item 3 and Part IV Item 15 for the restatement of the Short-Term Investment Note disclosure in Note 1 to the Consolidated Financial Statements, to correct a typographical error in Note 1 to the Notes to the Consolidated Financial Statements. That error was in the table “Trading Securities” under the caption “Short-Term Investments” in Note 1 and concerned the “Total Trading Assets” set forth in the column “Estimated Fair Value” for the Fiscal Year Ended June 26, 2004. The correct Total Trading Assets amount is $1,803,000 and such correct amount is set forth in this Form 10-K/A.

Except as described above, no other changes have been made to our original Form 10-K; however, for the convenience of the reader and because it is our intention to distribute this amended Form 10-K to our stockholders we have included our original Form 10-K in its entirety, as amended pursuant to the description above, in this amended Form 10-K.

Pericom Semiconductor Corporation

Form 10-K/A for the Year Ended July 2, 2005

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

RISK FACTORS; FACTORS THAT MAY AFFECT OPERATING RESULTS

In addition to other information contained in this Form 10-K/A, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of SaRonix and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and else ware in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K/A.

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

FISCAL YEARS ENDED JULY 2, 2005, JUNE 26, 2004 AND JUNE 28, 2003

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

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$15,195	$189	$37,921	$560	$53,116	$749
Government securities	18,291	223	15,087	232	33,378	455
Asset/mortgage backed securities	24,808	240	8,520	149	33,328	389

	$58,294	$652	$61,528	$941	$119,822	$1,593

Trading Securities:

	Fiscal Year Ended July 2, 2005		Fiscal Year Ended June 26, 2004
(In thousands)	Net Unrealized Gains (Loss)	Estimated Fair Value	Net Unrealized Gains (Loss)	Estimated Fair Value
Corporate bonds and notes	$(126)	$932	$(23)	$972
Funds	0	125	(40)	831

Total Trading Assets	$(126)	$1,057	$(63)	$1,803

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

18. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended July 2, 2005 and June 26, 2004. Subsequent to the issuance of the Company’s interim financial statements for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005, the Company determined that certain errors occurred in the accounting for research and development costs as many of our products were redesigned to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. certain new product research and development costs (initial wafer production costs) that were incorrectly capitalized into inventory. As a result, the operating results presented below for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005 have been restated.

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

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 20, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALEX C. HUI	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 20, 2005
Alex C. Hui

/s/ MICHAEL D. CRAIGHEAD	Vice President, Finance & Administration (Principal Financial Officer and Accounting Officer)	September 20, 2005
Michael D. Craighead

/s/ JOHN CHI-HUNG HUI	Vice President, Technology and Director	September 20, 2005
John Chi-Hung Hui

/s/ GARY L. FISCHER*	Director	September 20, 2005
Gary L. Fischer

/s/ TAY THIAM SONG*	Director	September 20, 2005
Tay Thiam Song

/s/ MILLARD PHELPS*	Director	September 20, 2005
Millard Phelps

/s/ HAU L LEE*	Director	September 20, 2005
Hau L. Lee

/s/ MURRAY GOLDMAN*	Director	September 20, 2005
Murray Goldman

*BY: /s/ ALEX C. HUI Alex C. Hui	Attorney-in-Fact and Agent	September 20, 2005

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