Form 10-Q
period 2005-10-01
PERICOM SEMICONDUCTOR CORP
filed 2005-11-15
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 1, 2005 the Registrant had outstanding 26,302,535 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended October 1, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 1, 2005	July 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,134	$20,902
Short-term investments	123,486	122,385
Accounts receivable:
Trade (net of allowances of $1,985, and $2,239)	17,756	7,629
Other receivables	1,946	1,813
Inventories	14,893	13,428
Prepaid expenses and other current assets	1,210	409
Deferred income taxes	5,139	5,291

Total current assets	173,564	171,857
Property and equipment – net	19,298	5,927
Investment in investees	7,209	5,932
Goodwill net of accumulated amortization of $366	1,325	1,325
Deferred income taxes – non-current	4,248	2,205
Intangible assets (net of accumulated amortization of $267 and $208)	4,400	2,839
Other assets	3,960	3,910

Total	$214,004	$193,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,171	$6,899
Accrued liabilities	8,533	5,470
Short-term and current portion of long-term debt	7,493	—

Total current liabilities	25,197	12,369
Long-term debt	7,168	—
Other long term liabilities	229	207
Minority interest in consolidated subsidiary	244	257

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares outstanding: October 1, 2005, 26,273,389; July 2, 2005, 26,358,100	140,697	141,233
Accumulated other comprehensive income (loss)	(766)	(681)
Retained earnings	41,235	40,610

Total shareholders’ equity	181,166	181,162

Total	$214,004	$193,995

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 1, 2005	September 25, 2004
		(As Restated, See Note 13)
Net revenues	$22,473	$19,786
Cost of revenues	14,729	12,771

Gross profit	7,744	7,015

Operating expenses:
Research and development	3,991	3,947
Selling, general and administrative	4,182	3,832
Restructuring charge	55	—

Total	8,228	7,779

Income (loss) from operations	(484)	(764)
Interest income	898	931

Income (loss) before income taxes	414	167
Income tax (benefit)	137	15
Minority interest in income (loss) of consolidated subsidiary	23	—
Equity in net income (loss) of Investees	325	(123)

Net income (loss)	$625	$29

Basic income (loss) per share	$0.02	$0.00

Diluted income (loss) per share	$0.02	$0.00

Shares used in computing basic income (loss) per share	26,352	26,515

Shares used in computing diluted income (loss) per share	27,143	27,268

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	October 1, 2005	September 25, 2004
		(As Restated See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$625	$29
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	970	1,090
Stock based compensation	278	—
Tax benefit related to stock based compensation plan	16	—
Excess tax benefit on stock based compensation	(9)	—
(Gain)/loss on short-term investments	(9)	18
Loss on sale or disposal of assets	—	6
Equity in net (income) loss of investee	(309)	123
Deferred income taxes	225	138
Minority interest in subsidiary’s net income (loss)	(23)	—
Non-cash restructuring charge	55	—
Changes in assets and liabilities net of effects of acquisition
Accounts receivable	(1,228)	(1,094)
Inventories	2,808	(231)
Prepaid expenses and other current assets	952	91
Accounts payable	(1,419)	(488)
Accrued liabilities	(220)	(570)
Restructuring liabilities	—	283
Other long term liabilities	(81)	—

Net cash provided by (used in) operating activities	2,631	(605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(410)	(1,121)
Purchase of short-term investments	(150,523)	(130,618)
Maturities of short-term investments	149,349	123,361
Cash used for eCERA acquisition, net of cash received	(11,674)	—
Decrease (increase) in other assets	(15)	(31)

Net cash provided by (used in) investing activities	(13,273)	(8,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	327	354
Excess tax benefit on stock based compensation	9	—
Principal payments on short-term, long-term debts and capital leases	(278)	(15)
Repurchase of common stock	(1,157)	(319)

Net cash provided by (used in) financing activities	(1,099)	20
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(27)	(25)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,768)	(9,019)
CASH AND CASH EQUIVALENTS:
Beginning of period	20,902	13,965

End of period	$9,134	$4,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(25)	$(1)
Interest	$(11)	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable to Aker for eCERA	$(2,300)	—

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of October 1, 2005, the results of operations for the three months ended October 1, 2005 and September 25, 2004 and cash flows for the three months ended October 1, 2005 and September 25, 2004. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three-month periods ended October 1, 2005 and September 25, 2004 are not necessarily indicative of the results to be expected for the entire year. The three month periods ended October 1, 2005 and September 25, 2004 each had 13 week periods. The results of eCERA Comtek Corporation from the acquisition date of September 7, 2005, are included in the consolidated financial statements of the Company for the quarter ended October 1, 2005.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its four majority-owned subsidiaries, SaRonix, Inc., Pericom Semiconductor (HK) Limited, eCERA Comtek Corporation (“eCERA”) and Pericom Taiwan Limited Corporation. All significant intercompany balances and transactions are eliminated in consolidation. eCERA Comtek Corporation was acquired on September 7, 2005 (See Note 3).

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. On the condensed consolidated statements of operations, equity in net income or loss of investee and has been reclassified.

2. Stock-Based Compensation

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting

Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

At October 1, 2005 the Company had five stock option plans and one employee stock purchase plan, including the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan (2001 Plan), SaRonix acquisition stock option plan, 2004 Stock Incentive Plan, and the 2000 Employee Stock Purchase Plan (“ESP Plan”). The Company’s aggregate compensation cost for the three months ended October 1, 2005 totaled $278,000. Total income tax benefit recognized in the income statement for the three months ended October 1, 2005 was $16,000 for the Company’s share-based compensation arrangements. Compensation cost capitalized as part of inventory was immaterial for the three months ended October 1, 2005. The impact from the adoption of SFAS 123(R) for the three-months ended October 1, 2005 was a reduction in net income of $262,000or $0.01 per basic and diluted shares.

Stock Incentive Plans

Under the Company’s 2004, 2001, 1995, 1990, (“Plans”) and SaRonix Acquisition Stock Option Plans, incentive and nonqualified stock options to purchase up to 5,567,438 shares of common stock have been reserved at October 1, 2005 for issuance to employees, officers, directors, independent contractors, and consultants of the Company.

Generally, the options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under Plans expire 10 years from grant date.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes are representative predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding period and option forfeitures. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield.

2000 Employee Stock Purchase Plan

The Company’s ESP Plan, which was previously approved by the Company’s stockholders, permits the grant of up to 1,500,000 shares. Under the ESP Plan, the Company offers stock purchase rights to purchase the Company’s stock at three month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares.

The fair value of stock purchase rights granted under the Company’s ESP Plan is estimated on the date of grant using the Black-Scholes option valuation model. Volatily is based on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate expected holding period and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The value of the Company’s stock options granted under its stock option plans during the three months ended October 1, 2005 and September 25, 2004 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	October 1, 2005	September 25, 2004
Expected option holding period (in years)	5.75	5.75
Risk-free interest rate	4.03%	3.51%
Stock Price volatility	38%	33%
Dividend yield	0%	0%

The value of the Company’s stock purchase rights granted under its ESP Plan during the three months ended October 1, 2005 and September 25, 2004 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	October 1, 2005	September 25, 2004
Expected option holding period (in months)	3	3
Risk-free interest rate	3.43%	1.51%
Stock Price volatility	37%	33%
Dividend yield	0%	0%

The following table summarizes the Company’s stock option plan as of October 1, 2005, and changes during the three months ended October 1, 2005.

	Outstanding Options
Options	Shares	Weighted Average Exercise Price
Option Outstanding at July 2, 2005	5,543,478	$11.50
Options Granted (weighted average grant date fair value of $3.76)	128,750	8.80
Options Exercised	16,619	5.72
Options Forfeited or Expired	88,171	10.68

Options Outstanding at October 1, 2005	5,567,438	$11.46

At October 1, 2005, 4.7 million shares of options are exercisable with weighted-average exercise price of $12.00. The weighted-average remaining contractual term for outstanding and exercisable options at October 1, 2005 was 5.8 years and 5.2 years respectively. The aggregate intrinsic value for outstanding and exercisable options at October 1, 2005 was $7.7 million and $7.3 million respectively. The aggregate intrinsic value of options exercised during the three-months ended October 1, 2005 was $54,000. The aggregate grant date fair value of shares vested during the three-months ended October 1, 2005 was $5.3 million.

As of October 1, 2005, 899,000 unvested awards represent $2.5 million of unrecognized compensation costs, net of approximately $895,000 of estimated forfeitures. This cost is expected to be recognized over a weighted average period of approximately 3 years.

The following table shows total stock-based compensation expense described for the three months ended October 1, 2005 from the plans mentioned above, included in the Condensed Consolidated Statement of Operations:

(Amounts in thousands)	Three Months Ended October 1, 2005
Cost of goods sold	$24
Research and development	121
Selling, general and administrative	133

Pre-tax stock-based compensation expense	278
Income tax	64

Net stock-based compensation expense	$214

As required under SFAS 123(R), the reported net income and earnings per share for the three months ended September 25, 2004 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

(Amounts in thousands, except per share data)	Three Months Ended September 25, 2004
Net income (loss) - as restated	$29
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,365)

Net income (loss) - pro forma	$(1,336)

Basic earnings (loss) per share – as restated	$0.00

Basic earnings (loss) per share - pro forma	$(0.05)

Diluted earnings (loss) per share – as restated	$0.00

Diluted earnings (loss) per share - pro forma	$(0.05)

3. Business Combination

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The total purchase price, including assumed debt of approximately $14.7 million is approximately $29.4 million including transaction costs. The Company also has the right, through March 7, 2006; to purchase the remaining 50% of eCERA’s 50% owned crystal blank manufacturing subsidiary AZER Crystal Technology Co, Ltd. (“Azer”), for approximately $1.4 million. eCERA and its subsidiary Azer, has been a key supplier of quartz crystal blanks and crystal oscillator products for our frequency control product line.

The results of operations of eCERA from the date of acquisition have been included in the Company’s condensed consolidated financial statements. The assets acquired and liabilities assumed at the date of the acquisition were recorded at estimated fair values as determined by management. Fair values of intangible assets acquired are based on appropriate application of the income, market, and cost approaches and the fair value of tangible assets acquired and liabilities assumed were determined using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. Management has completed its preliminary allocation of the purchase price and does not expect the final allocation to differ materially from the preliminary determination. The purchase price has been preliminarily allocated as follows (in thousands):

Current assets	$16,610
Property and equipment	13,827
Other assets	2,340
Other intangible assets subject to amortization :
Trade name	460
Core developed technology	551
Customer relations	609

Total assets acquired	34,397

Current liabilities	(12,269)

Long term liabilities	(7,414)

Total liabilities assumed	(19,683)

Net assets acquired	$14,714

Amortization of intangibles expense for the period September 7 through October 1, 2005 was $29,000. Amortization for the remainder of fiscal 2006 will be approximately $284,000, amortization for fiscal 2007 and fiscal 2008 will be approximately $379,000, amortization for fiscal year 2009 will be approximately $210,000, amortization for fiscal 2010 will be approximately $176,000, amortization for fiscal year 2011 will be approximately $84,000, the total remaining amortization expense totals $77,000. The fair value of intangible assets acquired will be amortized over a remaining life of seven years for trade name, five years for core and current technology, and three years for customer relationships.

The following table sets forth the cost, accumulated amortization, and net value of the intangible assets as of October 1, 2005 (in thousands):

October 1, 2005
Cost	$1,620
Accumulated amortization	(29)

Net value	$1,591

The following unaudited pro forma information shows the results of operations for the three months ended October 1, 2005 and the three months ended September 25, 2004 as if the eCERA acquisition occurred on the first day of each three month period, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Unaudited pro-forma information:

	Three Months Ended
	October 1, 2005	September 25, 2004
Net Revenue	$27,374	$24,994
Net Income	1,008	432

Basic income per share	$0.04	$0.02

Diluted income per share	$0.04	$0.02

4. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three-month periods ended October 1, 2005 and September 25, 2004 are computed as follows (in thousands, except for per share data):

	Three Months Ended
	October 1, 2005	September 25, 2004
Net income (loss)	$625	$29

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,352	26,515

Shares used in computing basic income (loss) per share	26,352	26,515

Basic income (loss) per share	$0.02	$0.00

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,352	26,515
Dilutive options using the treasury stock method	791	753

Shares used in computing diluted income (loss) per share	27,143	27,268

Diluted income (loss) per share	$0.02	$0.00

Options to purchase 3,850,454 shares of common stock were outstanding as of October 1, 2005, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price of the common stock for the three months ended October 1, 2005 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three month period ended September 25, 2004, options to purchase 3,495,381 shares of common stock were outstanding, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price of the common stock for the period.

5. Inventories

Inventories consist of (in thousands):

	October 1, 2005	July 2, 2005
Raw materials	$4,548	$6,130
Work in process	3,504	3,562
Finished goods	6,841	3,736

	$14,893	$13,428

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. At October 1, 2005 $9,135,000 of inventory on hand had been written off as compared with $9,186,000 at July 2, 2005.

During the three months ended October 1, 2005 and September 25, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $731,000 and $266,000, respectively, that had been previously identified as excess and written down to zero.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	October 1, 2005	July 2, 2005
Accrued compensation	$2,706	$2,449
Accrued income tax	1,057	1,163
External sales representative commissions	641	833
Restructuring accrual	77	—
eCERA note payable	2,258	—
Other accrued expenses	1,794	1,025

	$8,533	$5,470

7. Debt

As part of the acquisition of eCERA , the Company assumed total debt obligations totaling $14.7 million consisting of both long term and other short term lines of credit accounts. The short-term debt obligations are principally made up of line of credits with variable interest rate terms ranging from the Bank Board Listing rate minus 1.05% to the Bank Board Listing rate minus 2% and the six month Sibor plus 1.2% to the six month Sibor plus 1.5%. The first long-term debt obligation is with Farmers Bank of China which is secured by land the Company owns in Taiwan and has a variable interest rate of 0.25% over the Bank Board Listing Rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The second long-term debt obligation is with China Development Industrial bank which is secured by machinery and equipment the Company owns in Taiwan and has a variable interest rate of 2.3% over the benchmark 90 days Secondary Markets Telerate Fixed Rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. As of October 1, 2005, there was $7.5 million classified as Short-term and current portion of long-term debt, and $7.2 million classified as long-term debt on the balance sheet.

8. Restructuring

In fiscal 2005, there was a reduction in force of 24 employees. Of the employees terminated, 11 were in operations, 1 in research & development, 4 in sales & marketing, and 8 in general & administration. On October 1, 2005, the remaining balance of this restructuring charge was $77,000 after incurring restructuring charges of $294,000 in fiscal 2005 and additional reserves related to the fiscal 2005 reduction in force of $55,000 in the first quarter of fiscal 2006.

The following table summarizes this restructuring activity through October 1, 2005 (in thousands):

Reduction In Force
Beginning balance at June 27, 2004	$0
Additional reserves in fiscal 2005	294
Cash payments in fiscal 2005	(272)

Balance at July 2, 2005	22
Additional reserves in fiscal 2006	55

Ending balance at October 1, 2005	$77

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

There was one direct customer, an Asian distributor, that accounted for 17% of net sales in the three months ended October 1, 2005 and two direct customers, both Asian distributors, who individually accounted for 11% and 12% respectively of net sales in the three months ended September 25, 2004. At October 1, 2005, there were no customers that individually accounted for 10% or greater of accounts receivable. At September 25, 2004, there were three direct customers that individually accounted for 18%, 10% and 10% of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of October 1, 2005 and July 2, 2005.

	October 1, 2005	July 2, 2005
Taiwan	76.4%	12.4%
United States	13.3%	44.2%
Singapore	7.6%	25.0%
Thailand	0.4%	10.8%
Other (less than 10% each)	2.3%	7.6%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month periods ended October 1, 2005 and September 25, 2004.

	Three Months Ended
	October 1, 2005	September 25, 2004
Taiwan	26.9%	17.6%
China (including Hong Kong)	21.7%	21.3%
United States	21.1%	21.3%
Singapore	11.6%	13.7%
Other (less than 10% each)	18.7%	26.1%

Total	100.0%	100.0%

10. Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and changes in translation gains on a consolidated subsidiary. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended
	October, 1 2005	September 25, 2004
Net income (loss)	$625	$29
Change in unrealized gain (loss) on securities available for sale	(89)	467
Income tax effect	37	(264)
Reclassification adjustment for gains (loss) on available for sale securities included in net income (loss)	(10)	100
Income tax effect	4	(41)
Translation gain (loss)	(28)	(25)

Comprehensive income (loss)	$539	$266

11. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 133,844 shares were repurchased in the three months ended October 1, 2005 at a cost of approximately $1.2 million. The Company has purchased a total of 755,931 shares at a total cost of approximately $6.4 million as of October 1, 2005. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

12. Minority Interest

The Company consolidates its investment in Pericom Taiwan Limited (PTL) and its newly acquired subsidiary eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At October 1, 2005, the minority interest in PTL was $233,000. Parties other than Pericom Semiconductor Corporation own approximately 0.1% of the outstanding shares of eCERA Comtek Corporation. As of October 1, 2005, the minority interest in eCERA Comtek Corporation was valued at $10,000. Further, eCERA owns 50% of Azer, with 50% owned by Aker Technology Co., Ltd (“Aker”) the previous owner of eCERA, representing a value of $921,000.

13. Restatement

Subsequent to the issuance of the Company’s interim financial statements for the quarter ended September 25, 2004, the Company determined that certain errors occurred in the accounting for research and development costs as it redesigned many of its products to be manufactured by a different manufacturing facility. Initially these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. As a result, the operating results for the quarter ended September 25, 2004 have been restated. A summary of the significant effects of the restatement are as follows (in thousands):

Effects of the restatement on the income statement are as follows:

	For the Three Months Ended September 25, 2004
	As Previously Reported	As Restated
Cost of Revenues	$12,806	$12,771
Gross Profit	6,980	7,015
Research & Development	3,716	3,947
Income Tax	89	15
Net income	151	29
Basic earnings per share	$0.01	$0.00
Dilutive earnings per share	$0.01	$0.00

Effects of the restatement on the statement of cash flow are as follows:

	For the Three Months Ended September 25, 2004
	As Previously Reported	As Restated
Net Income	$151	$29
Changes in inventory	(427)	(231)
Net cash used for Operating Activities	(605)	(605)

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended July 2, 2005 (the “Form 10-K/A”). The following management discussion and analyis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements.

Significant Events

On September 7, 2005 Pericom Semiconductor Corporation purchased a 99.9% share of eCERA Comtek Corporation. (see Note 3 to the condensed consolidated financial statements). Beginning with the three months ended October 1, 2005, the Company’s operating results include the operations of eCERA for the period of September 7, 2005 through October 1, 2005.

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

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision; and assessment of contingencies, which impacts charges recorded in cost of goods sold and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below.

We consider the following accounting policies are “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain.

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three months ended October 1, 2005 the majority of our sales were to distributors.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributor’s stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by our distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their estimated stock rotation percentage.

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

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce our distributor’s cost of inventory as market prices fall thus reducing SSD rates. Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, then the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. SFAS No. 142 also requires that goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company determined that no impairment of this goodwill existed for the three month period ended October 1, 2005. The Company also tests other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of these other intangible assets existed in the three month period ended October 1, 2005.

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

DEFERRED TAX ASSETS. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	October 1, 2005	September 25, 2004
		(As Restated, See Note 15)
Net revenues	100.0%	100.0%
Cost of revenues	65.5%	64.5%

Gross profit	34.5%	35.5%

Operating expenses:
Research and development	17.8%	19.9%
Selling, general and administrative	18.6%	19.4%
Restructuring charge	0.2%	0.0%

Total	36.6%	39.3%

Income (loss) from operations	(2.1)%	(3.8)%
Interest income	4.0%	4.7%

Income (loss) before income taxes	1.8%	0.9%
Income tax (benefit)	0.6%	0.1%
Minority interest in income (loss) of consolidated subsidiary	0.1%	0.0%
Equity in net income (loss) of investees	1.4%	(0.6)%

Net income (loss)	2.8%	0.2%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended		% Change
(In thousands)	October 1, 2005	September 25, 2004
Net revenues	$22,473	$19,786	13.6%
Percentage of net sales accounted for by top 5 direct customers (1)	41.8%	41.7%

Number of direct customers that each account for more than 10% of net sales	1	2

Percentage of gross sales accounted for by top 5 end customers (2)	36.7%	38.2%

Number of end customers that each account for more than 10% of gross sales	2	1

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation and its subsidiary Azer Crystal Technology Co., Ltd. of Taipei Taiwan from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the quarter ended October 1, 2005, revenues from eCERA product sales were included for the period of September 7, 2005 through October 1, 2005; the revenues for this period totaled approximately $2.0 million.

The semiconductor industry is still recovering from the significant industry downturn that began in fiscal 2001 that was caused by an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. This near-term order pattern has persisted through the present due to the uncertain growth rate of the world economy and distribution channel’s reluctance to build inventory levels again. This keeps longer-term visibility limited, making it difficult to predict near term demand.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three-month period ended October 1, 2005 as compared with the same period in the prior year is primarily attributable to the $2.0 million in revenues contributed by eCERA from the September 7, 2005 acquisition date through the end of the quarter. The increase in revenues is also attributable to customer acceptance of the Company’s new product offerings as well as an improved pricing environment for the Company’s Digital Switches and Interface Logic product lines. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. In the three-month period ended October 1, 2005 net revenues include sales reserves for price protection in the amount of $160,000. In the three-month period ended September 25, 2004 net revenues included sales reserves for price protection in the amount of $27,000.

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month periods ended October 1, 2005 and September 25, 2004.

	Three Months Ended
	October 1, 2005	September 25, 2004
Taiwan	26.9%	17.6%
China (including Hong Kong)	21.7%	21.3%
United States	21.1%	21.3%
Singapore	11.6%	13.7%
Other (less than 10% each)	18.7%	26.1%

Total	100.0%	100.0%

For the three-months ended October 1, 2005, as compared with the same period in the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of our acquisition of eCERA, which accounted for 4% of the increase and increased sales to international distributors in Taiwan during the three months ended October 1, 2005.

Gross Profit

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004	% Change
Net revenues	$22,473	$19,786	13.6%
Gross profit	7,744	7,015	10.4%
Gross profit as a percentage of net revenues (gross margin)	34.5%	35.5%

The increase in gross profit in the three-month period ended October 1, 2005, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand, improved gross margins on core products as well as the inclusion of $224,000 of gross profit from eCERA for generated during the period of September 7, 2005 through October 1, 2005. The decrease in gross margin in the three-month period ended October 1, 2005 can be attributable to lower gross margins of eCERA sales of approximately 11% when compared to gross margins from sales of Pericom products during the same period.; resulting in a negative margin impact for the three-month period ended October 1, 2005 of approximately 2.3%. The negative impact of the addition of lower margin eCERA revenue was partially offset by improvements in the gross margins of Pericom products during the period caused by improved product mix.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin SaRonix and eCERA products and our higher margin integrated circuit products. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three months ended October 1, 2005, and September 25, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $731,000 and $266,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004	% Change
Net revenues	$22,473	$19,786	13.6%
Research and development	3,991	3,947	1.1%
R&D as a percentage of net revenues	17.8%	19.9%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three-month period ended October 1, 2005 as compared to the same period in the previous year is attributable to a combination of an increase in R&D spending as a result of the eCERA acquisition approximately $32,000 for the period from September 7, 2005 through October 1, 2005, and $121,000 of stock based compensation recorded due to the adoption of SFAS 123(R) offset by cost savings in fabrication, mask and assembly costs. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

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

Selling, General and Administrative

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004	% Change
Net revenues	$22,473	$19,786	13.6%
Selling, general and administrative	4,182	3,832	9.1%
S,G&A as a percentage of net revenues	18.6%	19.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in selling, general and administrative expenses in the three-month period ended October 1, 2005 as compared to the same period in the prior year can be attributable to added expense resulting from eCERA operations of approximately $115,000 for the period from September 7, 2005 through October 1, 2005, $133,000 of stock based compensation recorded due to the adoption of SFAS 123(R), as well as increased professional fees primarily resulting from Sarbanes Oxley 404 compliance efforts. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley section 404 compliance will increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

Restructuring Charge

In the three-month period ended October 1, 2005 we recorded a restructuring charge of $55,000 included in the financial results. This charge was the result of a final settlement of an outstanding claim from the February 2005 reduction in force. In the three-month period ended September 25, 2004 there was no restructuring charges included in the financial results.

Equity in Net Income (Loss) of Investees

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004	Change
Equity in net income (loss) of investee	$325	$(123)	$448

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted EITF 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of Pericom Technology, Inc. The Company’s allocated portion of PTI’s results improved to income of $347,000 for the three month period ended October 1, 2005 from a loss of $123,000 for the comparable period in the prior year due to the improvement in the China telecommunications and consumer product markets that PTI serves and acceptance of PTI’s new product introductions by PTI’s customers. In addition, on September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation along with it’s 50% owned crystal blank manufacturing subsidiary AZER Crystal Technology Co, Ltd.

Interest Income

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004	% Change
Interest income	$898	$931	(3.5)%

The decrease in interest income for the three-month period ended October 1, 2005 as compared to the comparable prior year period was primarily due to a decrease in short term investments of approximately $15 million from the three-month period ended October 1, 2005 as compared to the same period in the prior year . The decrease in investment income is primarily due to decreased investment in short-term securites during the period, and a lower return on funds allocated for the funding of the eCERA acquisition.

Provision for Income Taxes

	Three Months Ended
(In thousands)	October 1, 2005	September 25, 2004
Pre-tax income (loss)	$437	$167
Income tax (benefit)	137	15
Effective tax rate	31%	9%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance. The rate for the three month period ended October 1, 2005 is higher than the three month period ended September 25, 2004 because the estimated fiscal year rate expected as of October 1, 2005 was higher than that expected at September 25, 2004 due to various adjustments including changes in estimates and actual results. The pre-tax income for the three month period ended September 25, 2004 is much lower than for the three month ended October 1, 2005 because various tax adjustments and credits that reduced taxable income were not significantly different for the two periods but the pre-tax income for the three month period ended October 1, 2005 is substantially larger than for the three-month period ended September 25, 2004, therefore the tax rates for the two periods differ significantly.

Stock Based Compensation

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employees requisite service period.

Liquidity and Capital Resources

As of October 1, 2005, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $132.6 million as compared with $143.3 million on July 2, 2005. On September 7, 2005, the Company purchased for approximately $29.3 million dollars a 99.93% ownership position in eCERA Comtek Corporation of Taiwan. The purchase price consisted of approximately $14.6 million in cash of which $12.3 million was paid on September 7, 2005 and the remaining $2.3 million was paid in October 2005, and assumption of debt of approximately $14.7 million. eCERA and its 50% owned subsidiary, AZER Crystal Technology Co, Ltd. have been a key supplier to the Company of quartz crystal blanks and crystal oscillator products. The Company has an option to purchase for 45 million New Taiwan dollars (approximately $1.4 million) the remaining 50% of Azer within six months of September 7, 2005.

As of October 1, 2005, $9.1 million is liquid and classified as cash and cash equivalents compared with $20.9 million as of July 2, 2005 with the reduction due primarily to the purchase of eCERA. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Since the Company is predominantly a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the three-month period ended October 1, 2005, the Company spent approximately $410,000 on property and equipment compared to $1.1 million for the three-month period ended September 25, 2004. Interest rates continue to be at a historically low level, although they continue to trend upwards as a result of actions taken by the Federal Reserve Board. The Company generated approximately $898,000 of net interest income in the three-month quarter ended October 1, 2005 compared to approximately $931,000 of interest income in the three-month quarter ended September 25, 2004. The reduction in interest income is due to a lower level of invested funds and a lower rate of return on funds that were allocated for the eCERA purchase. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $1.7 million in the three-months ended October 1, 2005 was primarily a result of net income $625,000, a reduction in net inventories of $2.8 million, depreciation and amortization of approximately $970,000. These factors were partially offset by a decrease in accounts payable of $1.4 million and an increase in accounts receivable of $1.2 million. The reduction in net inventories during the three-month period ended October 1, 2005 was primarily due to tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2006. The increase in accounts receivable during this period was primarily due to increasing sales and the addition of the receivables from the eCERA acquisition. The decrease to accounts payable during this period was the result of routine period to period fluctuations. The Company’s net cash used in operating activities of $605,000 in the three-months ended September 25, 2004 was primarily due to a $1.2 million increase in accounts receivable due to significant shipments occurring in the last month of the quarter, a decrease to accounts payable of $488,000, a $231,000 inventory increase and a $570,000 decrease in accrued liabilities which were partially off-set by depreciation and amortization of $1.1 million, a net income of $29,000 and equity in net loss of investee of $123,000.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $12.4 million for the three-months ended October 1, 2005 was primarily due to the Company’s acquisition of eCERA Comtek Corporation for which the Company used $11.7 million in cash to complete the purchase on September 7, 2005. The Company’s cash used by investing activities of $8.4 million for the three-months ended September 25, 2004 was primarily due to purchases of short-term investments exceeding maturities by $7.3 million and purchases of property and equipment of $1.1 million.

The Company’s cash used in financing activities in the three-months ended October 1, 2005 of $1.1 million was primarily due to repurchases of common stock of $1.2 million offset in part by proceeds of $327,000 from the sale of common stock from the Company’s employee stock plans. The Company’s cash used by financing activities in the three-months ended September 25, 2004 of $20,000 was primarily due to proceeds of $354,000 from the sale of common stock from the Company’s employee stock plans which was largely off-set by repurchases of common stock of $319,000.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of October 1, 2005, the Company has repurchased an aggregate of 755,931 shares at a cost of approximately $6.4 million. The Company repurchased 133,844 shares during the three-months ended October 1, 2005 at an approximate cost of $1.2 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing efforts, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations and Commitments

The Company leases certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

The Company’s contractual obligations and commitments including eCERA’s debt obligations at October 1, 2005 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease obligations	$9,084	$1,258	$2,000	$2,013	$3,818
Notes payable	14,661	7,488	6,879	289	—

Total	$23,745	$8,746	$8,879	$2,302	$3,818

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

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold

•	changes in the average selling price of our products

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix and eCERA product line, which we acquired on October 1, 2003 and September 7, 2005;

•	expenses incurred respectively in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

The eCERA acquisition and other potential future acquisitions could result in the following:

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

We determined that we had a material weakness in our internal control over financial reporting as of July 2, 2005, which we are in the process of remediating. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are fairly stated in all material respects. This material weakness could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on form 10-K for the fiscal year ended July 2, 2005; we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

We have performed the system and process documentation and evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Management had identified a material weakness in its internal control processes over financial reporting as of July 2, 2005. Specifically, we incurred increased research and development costs, as we redesigned many of our products to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. This incorrect capitalization led to restatement of our financial statements for the first three quarters of fiscal 2005. As a result of the restatement, R&D increased in each of the first three quarters of fiscal 2005 from amounts previously reported and inventory and cost of sales decreased from amounts previously reported. The company introduced internal control procedures to remediate the material weakness in the first quarter of fiscal 2006, however management has ascertained that although the process has improved, it is not yet fully remediated.

Additionally, the Company’s management has assessed internal control over financial report as of October 1, 2005 and again concluded that there is a material weakness. The Company frequently receives inventory back from customers that is pending review and disposition by a Material Review Board (“MRB”). The review is expected to happen regularly at no less than quarterly intervals. Because of business priorities material was allowed to accumulate in the MRB inventory location beyond quarterly guidelines. It was subsequently observed that much of this inventory was scrapped after October 1, 2005 but was still valued in inventory as of October 1, 2005. Had it not been caught, this would have resulted in an overstatement of inventory and gross profit.

Internal control procedures are being modified in the second quarter of fiscal 2006 to remediate these material weaknesses.

Having a material weakness in our internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price

Customer demand for the Company’s products is volatile and difficult to predict.

The Company’s customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company’s products. The volatility of customer demand limits the Company’s ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for the Company’s products can result in excess quantities of certain of the Company’s products relative to demand. In this event, the Company’s operating results might be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price.

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

We compete with others to attract and retain key personnel, and any loss of or inability to attract key personnel would harm us.

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

Our independent foundries use a process technology that may include technology we helped develop with them, that may generally be used by those foundries to produce their own products or to manufacture products for other companies, including our competitors. In addition, we may not have the right to implement key process technologies used to manufacture some of our products with foundries other than our present foundries.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. and eCERA ComTek the concentration of top customers has been reduced, as the top customers of SaRonix, Inc. are somewhat different than those of our core integrated circuit business. There was one direct customer, an Asian distributor, that accounted for more than 10% of net revenues during the quarter ended October 1, 2005. For the quarter ended September 25, 2004 there were two direct customers, both Asian distributors, that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the quarter ended October 1, 2005 totaled 42%, and was also 42% for the quarter ended September 25, 2004.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the quarter ended October 1, 2005 sales to our distributors were approximately 55% of net revenues as compared to approximately 50% of net revenues in the same quarter ended September 25, 2004. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to higher sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

On March 6, 2002, we adopted a shareholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that otherwise might be in the best interests of our shareholders. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of March 21, 2002. Each right entitles shareholders to purchase one one-hundredth of our newly created Series D Junior Participating Preferred Shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 1, 2005 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $123.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of October 1, 2005, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management of the Company, with the participation of Alex C. Hui, our Chief Executive Officer and Michael D. Craighead, our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s Internal Control as of July 2, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework and identified a material weakness in its Annual Report on Form 10K/A for the fiscal year ended July 2, 2005. This material weakness was described as follows, and this information should be read together with management’s complete report as included with the Company’s Annual Report on Form 10K/A:

•	Based on their evaluation, our management has concluded that the process for the establishment of appropriate accounting procedures arising from significant changes in its business operations failed.

•	Specifically, we incurred increased research and development costs as we redesigned many of our products to be manufactured by a different manufacturing facility. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory.

•	As discussed in Note 13 to the Consolidated Financial Statements, the correction of this error resulted in the restatement of our consolidated financial statements for the first, second, and third quarters of fiscal 2005, and in us recording adjustments to the fiscal 2005 financial statements.

•	Management concluded that the restatement was the result of a material weakness in the design of internal controls over financial reporting.

•	Additionally, this material weakness could result in a misstatement of inventory, cost of goods sold, and research and development expenses that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

•	Based on their evaluation, our management has concluded that, due to our restatement as detailed above, our disclosure controls and procedures were not effective as of July 2, 2005 for the purpose of alerting them on a timely basis to material information required to be included in the Company’s reports filed or submitted under the Exchange Act.

Based on these findings, management initiated certain remediation efforts in the first quarter of fiscal year 2006 with respect to this material weakness referred to above and continued those efforts through October 1, 2005. These remediation efforts, which are discussed below, are reasonably likely to materially affect our internal control.

Remediation of Material Weakness Related to the process for the establishment of appropriate accounting procedures arising from significant changes in its business operations

Management introduced new procedures in the first quarter of fiscal 2006 to address the weakness in the process for the establishment of appropriate accounting procedures arising from significant changes in the business operations:

•	These new procedures include the monitoring of changes of the business as they occur by the CFO, Corporate Controller, Director of Financial Reporting, and Accounting Manager. These individuals are responsible for assessing the accounting impact of such changes according to GAAP and current accounting pronouncements, and then implementing adequate accounting policy and procedures to properly account for the change in the business.

•	Weekly executive staff meetings are the initial forum where potential significant changes in the business are discussed, and these changes are communicated by the CFO to the Corporate Controller, Director of Financial Reporting and Accounting Manager and potential accounting or reporting ramifications are investigated and plans implemented to address issues.

•	issues include significant changes with the Company’s customer base, supplier base, cost structure, distribution channels, manufacturing processes, potential investments or acquisitions, or various other potentially significant changes to its business operations.

•	Various research tools are utilized in this assessment including searchable subscription databases that provide interpretations and guidance.

•	On particularly complex issues the Company may consult with its independent auditors for clarification of interpretation.

•	The Company prepares positions based on its research and records accounting entries based on its conclusions.

In the first quarter of fiscal 2006 the Company utilized this improved process in connection with the acquisition of eCERA ComTek Corporation acquired by the Company on September 7, 2005. The Company completed the financial integration of eCERA, including the required financial disclosures contained in this Form 10Q. Management will continue to evaluate and to implement remediation efforts with respect to this matter.

Management again assessed the effectiveness of the Company’s Internal Control as of October 1, 2005 and identified one new material weakness, described as follows:

•	Based on their evaluation our management has concluded that the process for timely evaluation and potential write-down of MRB inventory failed.

•	Specifically, the Company frequently receives inventory back from customers that is pending review and disposition by a Material Review Board (“MRB”). This review is expected to happen regularly at no less than quarterly intervals.

•	Because of business priorities material was allowed to accumulate in the MRB inventory location far beyond the quarterly guideline.

•	There was approximately $240,000 of this aged MRB inventory on hand at October 1, 2005, and it was recorded in inventory in the financial close since it had not been dispositioned at that date.

•	In the independent registered public accounting firm review of the first quarter it was observed that some of this inventory was subsequently scrapped, and some was very likely to be scrapped, after October 1, 2005, and the Company did not detect this nor provide for it in its financial statements. This resulted in an overstatement of inventory and gross profit of approximately $164,000.

•	The entry to record the scrap was subsequently recorded and the results reflected in this Form 10Q reflect this adjustment.

Based on these findings, management initiated certain remediation efforts in the second quarter of fiscal year 2006 with respect to this material weakness referred to above. These remediation efforts, which are discussed below, are reasonably likely to materially affect our internal control.

•	As part of the Company’s monthly closing procedures, controls will be implemented to ensure that an analysis of pending MRB inventory is performed timely to assess whether this inventory should be valued. If not, and the amount is material to results, an entry will be booked to record the expected scrap expense.

•	Also, a review of MRB scrap transactions that occur after the end of the reporting period and prior to issuance of financial statements will be performed and, if material in inventory at the end of the reporting period is subsequently scrapped this will be recorded as a charge to cost of goods sold and reduction of inventory in the period prior to the transaction.

Based on their evaluation, our management has concluded that, due to the material weakness as detailed above, our disclosure controls and procedures were not effective as of October 1, 2005 for the purpose of alerting them on a timely basis to material information required to be included in the Company’s reports filed or submitted under the Exchange Act.

In connection with management’s assessment of the effectiveness of the Company’s Internal Controls as of October 1, 2005, management has implemented changes in the internal control over financial reporting, which are described above and which are being implemented after October 1, 2005, and such changes in internal control materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the foregoing, management will continue to evaluate and to implement remediation efforts with respect to this identified material weakness. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate this matter.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
July 3, 2005 to August 26, 2005	—	—	622,087	1,377,913
August 27, 2005 to September 27, 2005	42,160	8.55	664,247	1,335,753
September 28 to October 1, 2005	91,684	8.69	755,931	1,244,069

Total	133,844	$8.65

In October, 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of October 1, 2005, the Company has repurchased an aggregate of 755,931 shares at a cost of approximately $6.4 million. The Company repurchased 133,844 shares during the three months ended October 1, 2005 at an approximate cost of $1.2 million.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Letter Agreement, dated as of October 26, 2005, by and between the Company and Michael D. Craighead, attached as Exhibit 10.1 to the Company’s Form 8-K, filed November 1, 2005, and incorporated herein by reference.

10.2	Share Purchase Agreement dated August 30, 2005 by and between Pericom Semiconductor Corporation, AKER Technology Company, Ltd., and Shi-Hsiung Stone Liu for the sale by AKER and purchase by Pericom of 39,773,792 shares of common stock representing 99.93% of the outstanding common stock of eCERA ComTek Corporation, attached as exhibit 2.1 to the Company’s Form 8-K, filed September 6, 2005, and incorporated herein by reference.

10.3	Share Purchase Agreement dated August 30, 2005 by and between AKER Technology Company, Ltd., eCERA ComTek Corporation, and Shi-Hsiung Stone Liu for the sale by AKER and purchase by eCERA of 5,500,000 shares of common stock representing 50% of the outstanding common stock of Azer Crystal Technology Co., Ltd, attached as exhibit 2.1.1 to the Company’s Form 8-K, filed September 6, 2005, and incorporated herein by reference.

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael D. Craighead, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: November 15, 2005	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: November 15, 2005	By:	/s/ Michael D. Craighead
Michael D. Craighead
Chief Financial Officer
(Chief Accounting Officer)