Form 10-Q
period 2005-12-31
PERICOM SEMICONDUCTOR CORP
filed 2006-02-09
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 8, 2006 the Registrant had outstanding 26,195,096 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2005	July 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,869	$20,902
Restricted cash	822	—
Short-term investments	116,745	122,385
Accounts receivable:
Trade (net of allowances of $2,597, and $2,239)	18,754	7,629
Other receivables	2,371	1,813
Inventories	15,745	13,428
Prepaid expenses and other current assets	1,106	409
Deferred income taxes	3,792	5,291

Total current assets	173,204	171,857
Property and equipment – net	19,584	5,927
Investment in investees	7,827	5,932
Goodwill	1,890	1,325
Deferred income taxes – non-current	3,455	2,205
Intangible assets (net of accumulated amortization of $411 and $208)	4,787	2,839
Other assets	3,668	3,910

Total	$214,415	$193,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,506	$6,899
Accrued liabilities	6,933	5,470
Short-term and current portion of long-term debt	9,480	—

Total current liabilities	27,919	12,369
Long-term debt	4,407	—
Other long term liabilities	159	207
Minority interest in consolidated subsidiaries	206	257

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares outstanding: December 31, 2005, 26,160,168; July 2, 2005, 26,358,100	139,939	141,233
Accumulated other comprehensive income (loss)	(862)	(681)
Retained earnings	42,647	40,610

Total shareholders’ equity	181,724	181,162

Total	$214,415	$193,995

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
		(As Restated, See Note 14)		(As Restated, See Note 14)
Net revenues	$26,270	$19,217	$48,743	$39,003
Cost of revenues	16,719	13,071	31,448	25,842

Gross profit	9,551	6,146	17,295	13,161

Operating expenses:
Research and development	3,879	3,806	7,870	7,753
Selling, general and administrative	4,993	3,707	9,175	7,539
Restructuring charge	—	—	55	—

Total	8,872	7,513	17,100	15,292

Income (loss) from operations	679	(1,367)	195	(2,131)
Interest income	912	875	1,810	1,806
Other than temporary decline in value of investment	(33)	(96)	(33)	(96)

Income (loss) before income taxes	1,558	(588)	1,972	(421)
Income tax (benefit)	467	(203)	604	(188)
Minority interest in income (loss) of consolidated subsidiaries	38	10	61	10

Equity in net income (loss) of investees	283	—	608	(123)

Net income (loss)	$1,412	$(375)	$2,037	$(346)

Basic income (loss) per share	$0.05	$(0.01)	$0.08	$(0.01)

Diluted income (loss) per share	$0.05	$(0.01)	$0.08	$(0.01)

Shares used in computing basic income (loss) per share	26,253	26,554	26,302	26,534

Shares used in computing diluted income (loss) per share	26,972	26,554	27,057	26,534

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 25, 2005	December 25, 2004
		(As Restated See Note 14 )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,037	$(346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,362	2,079
Stock based compensation	572	—
Tax benefit related to stock based compensation plan	31	—
Excess tax benefit on stock based compensation	(22)	—
(Gain)/loss on short-term investments	(29)	(40)
Other than temporary decline in investment	33	96
(Gain)/loss on sale or disposal of assets	—	(407)
Equity in net (income) loss of investee	(608)	123
Deferred income taxes	362	(263)
Minority interest in subsidiary’s net income (loss)	(61)	(10)
Changes in assets and liabilities net of effects of acquisition
Accounts receivable	(2,678)	(1,230)
Inventories	1,950	1,797
Prepaid expenses and other current assets	160	37
Accounts payable	914	(2,198)
Accrued liabilities	609	(522)
Restructuring liabilities	(72)	—
Other assets	259	90
Other long term liabilities	(159)	—

Net cash provided by (used in) operating activities	5,660	(794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,126)	(1,752)
Net proceeds from sales of property and equipment	—	1,945
Purchase of short-term investments	(240,566)	(148,815)
Maturities of short-term investments	245,959	144,505
Cash paid for eCERA acquisition, net of cash received	(13,064)	—
Sale of minority interest	—	315
Cash invested in Pericom Electronics Hong Kong Ltd.	(172)	—
Change in restricted cash balance	(822)

Net cash provided by (used in) investing activities	(9,791)	(3,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	616	651
Excess tax benefit on stock based compensation	22	—
Proceed from short-term and long-term debts	7,905	—
Principal payments on short-term, long-term debts and capital leases	(8,785)	(40)
Payment of bank loan	—	(1,251)
Repurchase of common stock	(2,513)	(487)

Net cash provided by (used in) financing activities	(2,755)	(1,127)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(147)	96

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,033)	(5,627)
CASH AND CASH EQUIVALENTS:
Beginning of period	20,902	13,965

End of period	$13,869	$8,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(56)	$(3)
Interest	$(109)	$(1)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2005, the results of operations for the three and six months ended December 31, 2005 and December 25, 2004 and cash flows for the six months ended December 31, 2005 and December 25, 2004. This unaudited quarterly information should be read in conjunction with the audited financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six month periods ended December 31, 2005 and December 25, 2004 are not necessarily indicative of the results to be expected for the entire year. The three and six month periods ended December 31, 2005 and December 25, 2004 each had 13 and 26 week periods, respectively.

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

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. On the condensed consolidated statements of operations, equity in net income or loss of investee and minority interest in income or loss of consolidated subsidiaries have been reclassified. In addition, changes in other assets was reclassified as an operating activity which was previously classified as an investing activity on the condensed consolidated statement of cash flows.

2. Stock-Based Compensation

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting

Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

The following table shows total stock-based compensation expense described for the three and six months ended December 31, 2005 from the plans mentioned above, included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Cost of goods sold	$20	$44
Research & development	105	226
Selling, general & administrative	169	302

Pre-tax stock-based compensation expense	294	572
Income tax	120	184

Net stock-based compensation expense	$174	$388

As required under SFAS 123(R), the reported net income and earnings per share for the three and six months ended December 25, 2004 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows (in thousands except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income (loss)	$(375)	$(346)
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,418)	(2,783)

Net income (loss) – pro forma	$(1,793)	$(3,129)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Basic earnings (loss) per share pro forma	$(0.07)	$(0.12)

Diluted earnings (loss) per share	$(0.01)	$(0.01)

Diluted earnings (loss) per share – pro forma	$(0.07)	$(0.12)

3. Business Combination

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The total purchase price, including assumed debt of approximately $14.7 million was approximately $29.4 million including transaction costs. The Company also has the right through March 7, 2006 to purchase the remaining 50% of eCERA’s 50% owned crystal blank manufacturing subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”), for approximately $1.4 million. eCERA and its subsidiary Azer, has been a key supplier of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

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

Current assets	$15,848
Property and equipment	14,646
Other assets	1,187
Goodwill	566
Other intangible assets subject to amortization :
Trade name	278
Core developed technology	1,110
Customer relations	762

Total assets acquired	34,397

Current liabilities	(12,269)

Long-term liabilities	(7,414)

Total liabilities assumed	(19,683)

Net assets acquired	$14,714

Amortization of intangibles expense for the three-month and six-month period ended December 31, 2005 was $113,000 and $143,000 respectively. The following table sets forth the amortization of intangibles expense for the remainder of fiscal 2006 through 2012 and beyond and is as follows (in thousands)

	2006	2007	2008	2009	2010	2011	2012	thereafter
Amortization	$226	$452	$452	$245	$198	$198	$198	$38

The fair value of intangible assets acquired excluding goodwill will be amortized over a remaining life of seven years for trade name, seven years for core and current technology, and three years for customer relationships.

The following table sets forth the cost, accumulated amortization, and net value of the intangible assets acquired in the acquisition of eCERA as of December 31, 2005 (in thousands):

December 31, 2005
Cost	$2,150
Accumulated amortization	(143)

Net value	$2,007

The following unaudited pro forma information shows the results of operations for the three and six month periods ended December 31, 2005 and December 25, 2004 as if the eCERA acquisition occurred on the first day of each three month period, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
Unaudited pro-forma information (in thousands except per share amounts):	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Net revenue	$26,270	$26,133	$53,644	$51,127
Net income (loss)	1,412	(195)	2,420	237

Basic income (loss) per share	$0.05	$(0.01)	$0.09	$0.01

Diluted income (loss) per share	$0.05	$(0.01)	$0.09	$0.01

4. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six month periods ended December 31, 2005 and December 25, 2004 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Net income (loss)	$1,412	$(375)	$2,037	$(346)

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,253	26,554	26,302	26,534

Shares used in computing basic income (loss) per share	26,253	26,554	26,302	26,534

Basic income (loss) per share	$0.05	$(0.01)	$0.08	$(0.01)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,253	26,554	26,302	26,534
Dilutive options using the treasury stock method	719	—	755	—

Shares used in computing diluted income (loss) per share	26,972	26,554	27,057	26,534

Diluted income (loss) per share	$0.05	$(0.01)	$0.08	$(0.01)

Options to purchase 4,142,629 shares of common stock were outstanding as of December 31, 2005, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price of the common stock for the three months ended December 31, 2005 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three and six month periods ended December 25, 2004, options to purchase 5,454,799 shares of common stock were outstanding, but not included in the computation of diluted net loss per share because the Company had a net loss for these periods and those options would be anti-dilutive.

5. Inventories

Inventories consist of (in thousands):

	December 31, 2005	July 2, 2005
Raw materials	$4,477	$6,130
Work in process	3,348	3,562
Finished goods	7,920	3,736

	$15,745	$13,428

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. To date as of December 31, 2005 $8,150,000 of inventory on hand had been written off as compared with $9,186,000 at July 2, 2005. This overall reduction to inventory of approximately $1 million reserved for the three and six month period ended December 31, 2005 can primarily be attributed to products that were previously reserved being scrapped.

During the three months ended December 31, 2005 and December 25, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $653,000 and $778,000, respectively, that had been previously identified as excess and written down to zero. In addition, during the six month periods ended December 31, 2005 and December 25, 2004 gross profit and gross margin benefited as a result of the sale of inventory of $1,384,000 and $931,000, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31, 2005	July 2, 2005
Accrued compensation	$3,573	$2,449
Accrued income tax	1,029	1,163
External sales representative commissions	639	833
Restructuring accrual	5	—
Other accrued expenses	1,687	1,025

	$6,933	$5,470

7. Debt

As part of the acquisition of eCERA, the remaining debt obligations assumed by the Company total $13.9 million consisting of both long term and other short term line of credit accounts. The short-term debt obligations are principally made up of lines of credits with variable interest rate terms ranging from the Bank Board Listing rate minus 1.05% to the Bank Board Listing rate minus 2% and the six month Sibor plus 1.2% to the six month Sibor plus 1.5%. The first long-term debt obligation is with Farmers Bank of China which is secured by land the Company owns in Taiwan and has a variable interest rate of 0.25% over the Bank Board Listing Rate and is payable in monthly installments of principal and interest in New

Taiwanese Dollars. The second long-term debt obligation is with China Development Industrial bank which is secured by machinery and equipment the Company owns in Taiwan and has a variable interest rate of 2.3% over the benchmark 90 days from the Secondary Markets Telerate fixing rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The Company’s effective weighted average annual interest rate for the three and six month periods ended December 31, 2005 were 2.69% and 2.42% respectively. In addition during the six month period ended December 31, 2005 debt was assumed as a result of the eCERA acquisition, during the period of September 7, 2005 through December 31, 2005 the Company’s effective weighted average annual interest rate was 2.42%. As of December 31, 2005, there was $9.5 million classified as Short-term and current portion of long term debt, and $4.4 million classified as long-term debt on the balance sheet.

8. Restricted Cash

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with them debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt obligations. For the three month period ended December 31, 2005 there was $822,000 of cash designated as restricted cash. For the three month period ended December 25, 2004 there were no debt obligations requiring the company to restrict cash.

9. Restructuring

In fiscal 2005, there was a reduction in force of 24 employees. Of the employees terminated, 11 were in operations, 1 in research & development, 4 in sales & marketing, and 8 in general & administration. On December 31, 2005, the remaining balance of this restructuring charge was $5,000 after incurring restructuring charges of $294,000 in fiscal 2005 and additional reserves related to the fiscal 2005 reduction in force of $55,000 in the first quarter of fiscal 2006.

The following table summarizes this restructuring activity through December 31, 2005 (in thousands):

Reduction In Force
Beginning balance at June 27, 2004	$0
Reserves in fiscal 2005	294
Cash payments in fiscal 2005	(272)

Balance at July 2, 2005	22
Additional reserves in fiscal 2006	55
Cash payments in fiscal 2006	(72)

Ending balance at December 31, 2005	$5

10. Industry and Segment Information

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

There was one direct customer, a distributor, that accounted for 13% of net revenues in the three months ended December 31, 2005 and two direct customers, both distributors, who individually accounted for 13% and 12% respectively of net revenues in the three months ended December 25, 2004. In the six month period ending December 31, 2005, a distributor accounted for 15% of net revenues. In the six month period ending December 25, 2004, two distributors each individually accounted for 12% of net revenues. At December 31, 2005, there were no customers that individually accounted for 10% or greater of accounts receivable. At December 25, 2004, there were three direct customers that individually accounted for 12%, 11% and 10% of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of December 31, 2005 and July 2, 2005.

	December 31, 2005	July 2, 2005
Taiwan	78.1%	12.4%
United States	12.4%	44.2%
Singapore	7.2%	25.0%
Thailand	0.3%	10.8%
Other (less than 10% each)	2.0%	7.6%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month and six-month periods ended December 31, 2005 and December 25, 2004.

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Taiwan	30.7%	15.2%	28.9%	16.4%
China (including Hong Kong)	28.3%	22.5%	25.3%	21.9%
United States	17.8%	23.9%	19.3%	22.7%
Singapore	9.5%	12.3%	10.5%	13.0%
Other (less than 10% each)	13.7%	26.1%	16.0%	26.0%

Total	100.0%	100.0%	100.0%	100.0%

11. Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and translation gains (losses) of consolidated subsidiaries. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Net income (loss)	$1,412	$(375)	$2,037	$(346)
Change in unrealized gain (loss) on securities available for sale	(148)	(562)	(237)	(95)
Income tax effect	60	229	97	(35)
Reclassification adjustment for gains (loss) on available for sale securities included in net income (loss)	(29)	2	(39)	102
Income tax effect	12	(1)	16	(42)
Translation gain (loss)	10	120	(18)	95

Comprehensive income (loss)	$1,317	$(587)	$1,856	$(321)

12. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 166,156 shares were repurchased in the three months ended December 31, 2005 at a cost of approximately $1.4 million and 300,000 shares were repurchased at a cost of approximately $2.5 million in the six-month period ended December 31, 2005. The Company has purchased a total of 922,087 shares at a total cost of approximately $7.7 million as of December 31, 2005. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases, if any, from these same sources.

13. Minority Interest

The Company consolidates its investment in Pericom Taiwan Limited (PTL) and its newly acquired subsidiary eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At December 31, 2005, the minority interest in PTL was $195,000. Parties other than Pericom Semiconductor Corporation own approximately 0.1% of the outstanding shares of eCERA Comtek Corporation. As of December 31, 2005, the minority interest in eCERA Comtek Corporation was valued at $11,000. Further, eCERA owns 50% of Azer, with 50% owned by Aker Technology Co., Ltd (“Aker”) the previous owner of eCERA, representing a value of $921,000.

14. Restatement

Subsequent to the issuance of the Company’s interim financial statements for the three and six month periods ended December 25, 2004, the Company determined that certain errors occurred in the accounting for research and development costs as it redesigned many of its products to be manufactured by a different manufacturing facility. Initially these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. As a result, the operating results for the three and six month periods ended December 25, 2004 have been restated. A summary of the significant effects of the restatement is as follows (in thousands except for earnings per share):

Effects of the restatement on the statement of operations is as follows:

	Three Months Ended December 25, 2004		Six Months Ended December 25, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of Revenues	$13,219	$13,071	$26,025	$25,842
Gross Profit	5,998	6,146	12,978	13,161
Research & Development	3,485	3,806	7,201	7,753
Income Tax	(102)	(203)	(13)	(188)
Net income	(303)	(375)	(152)	(346)
Basic earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Dilutive earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Effects of the restatement on the statement of cash flows is as follows:

	Six Months Ended December 25, 2004
	As Previously Reported	As Restated
Net Income	$(152)	$(346)
Changes in inventory	1,428	1,797
Changes in deferred income tax	51	(263)
Changes in accrued liabilities	(661)	(522)

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended July 2, 2005 (the “Form 10-K/A”). The following management discussion and analysis gives effect to the restatement discussed in Note 14 to the unaudited condensed consolidated financial statements.

Significant Events

On September 7, 2005 Pericom Semiconductor Corporation purchased a 99.9% share of eCERA Comtek Corporation. (see Note 3 to the condensed consolidated financial statements). The Company’s operating results include the operations of eCERA for the period of September 7, 2005 through October 1, 2005 and include the full three months of operating results for the three-month period ended December 31, 2005.

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

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision; impairment of goodwill, other intangible assets and investments, which impacts goodwill, intangible assets and investments; and stock-based compensation, which impacts costs of goods sold, research and development and selling, general and administrative expenses. These policies and the estimates and judgments involved are discussed further below.

We consider the following accounting policies to be “critical” as defined by the Securities and Exchange Commission, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain.

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable, and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three and six months ended December 31, 2005 the majority of our sales were to distributors.

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

The market price for our products can be significantly different than our book price at which the product was sold to the distributor. When the market price, as compared with our book price, of a particular sales opportunity from our distributor to their customer would result in low or negative margins to our distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period. We use historical SSD rates to estimate the ultimate net sales price to the distributor.

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at our book price. Asian distributors typically buy our product at less than our book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by our distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their estimated stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a return material authorization (“RMA”) being established. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request, even though we are not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned. In the past we have not kept a general warranty reserve because, historically, valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications. We do however monitor and assess RMA activity and overall materiality to assess whether a general warranty reserve has become appropriate.

Price protection is granted, solely at the discretion of Pericom management. The purpose of price protection is to reduce our distributors’ cost of inventory as market prices fall, thus reducing SSD rates. Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, then the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. In addition, the Company also has other intangible assets resulting from the acquisition of eCERA which includes trade name, core developed technology, customer relations and goodwill. Accordingly, SFAS No. 142 requires that goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also tests other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill and other intangible assets existed in the three and six month period ended December 31, 2005.

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

STOCK BASED COMPENSATION. Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
		(As Restated, See Note 14)		(As Restated, See Note 14)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.6%	68.0%	64.5%	66.3%

Gross profit	36.4%	32.0%	35.5%	33.7%

Operating expenses:
Research and development	14.8%	19.8%	16.2%	19.9%
Selling, general and administrative	19.0%	19.3%	18.8%	19.3%
Restructuring charge	0.0%	0.0%	0.0%	0.0%

Total	33.8%	39.1%	35.1%	39.2%

Income (loss) from operations	2.6%	(7.1)%	0.4%	(5.5)%
Interest income	3.5%	4.6%	3.7%	4.6%
Other decline in temporary investment	0.0%	(0.5)%	0.0%	(0.2)%

Income (loss) before income taxes	6.1%	(3.0)%	4.1%	(1.1)%
Income tax (benefit)	1.8%	(1.0)%	1.2%	(0.5)%
Minority interest in income (loss) of consolidated subsidiaries	0.1%	0.0%	0.0%	0.0%
Equity in net income (loss) of investees	1.1%	0.0%	1.3%	(0.3)%

Net income (loss)	5.5%	(2.0)%	4.2%	(0.9)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change	December 31, 2005	December 25, 2004	% Change
Net revenues	$26,270	$19,217	36.7%	$48,743	$39,003	24.97%
Percentage of net sales accounted for by top 5 direct customers (1)	35.5%	41.9%		38.5%	41.4%

Number of direct customers that each account for more than 10% of net sales	1	2		1	2

Percentage of gross sales accounted for by top 5 end customers (2)	25.3%	36.8%		28.1%	37.5%

Number of end customers that each account for more than 10% of gross sales	0	0		1	1

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the three and six month periods ended December 31, 2005, revenues from eCERA product sales were approximately $6.5 million and $8.5 million, respectively.

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in revenues for the three-month period ended December 31, 2005 as compared with the same period in the prior year is primarily attributable to the $6.5 million in revenues contributed by eCERA for the three-month period ended December 31, 2005. The remainder of the increase in revenues is attributable to customer acceptance of the Company’s new product offerings as well as an improved pricing environment for the Company’s Digital Switches and Interface Logic product lines. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. In the three-month and six month periods ended December 31, 2005 net revenues include sales reserves for price protection in the amount of $433,000 and $593,000 respectively. In the three and six month periods ended December 25, 2004 net revenues included sales reserves for price protection in the amount of $30,000 and $105,000 respectively. The increase in net revenues for the six-month period ended December 31, 2005 as compared with the same period in prior year is primarily attributable to the $8.5 million in revenues contributed by eCERA. The remainder of the increase in revenues for this period is a result of continued customer acceptance of the Company’s new product offerings as well as a generally improved pricing environment for the Company’s products.

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month and six-month periods ended December 31, 2005 and December 25, 2004.

	Three Months Ended		Six Months Ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Taiwan	30.7%	15.2%	28.9%	16.4%
China (including Hong Kong)	28.3%	22.5%	25.3%	21.9%
United States	17.8%	23.9%	19.3%	22.7%
Singapore	9.5%	12.3%	10.5%	13.0%
Other (less than 10% each)	13.7%	26.1%	16.0%	26.0%

Total	100.0%	100.0%	100.0%	100.0%

For the three-months ended December 31, 2005, as compared with the same period in the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of our acquisition of eCERA, which accounted for 11% of the total increase in Taiwan of 15.5% and increased sales to international distributors in Taiwan during the three months ended December 31, 2005. For the six-months ended December 31, 2005, as compared with the same six-month period ended in the prior year, net revenues derived from our acquisition of eCERA accounted for 8% of the total 12.5% increase in sales in Taiwan.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change	December 31, 2005	December 25, 2004	% Change

Net revenues	$26,270	$19,217	36.7%	$48,743	$39,003	24.97%
Gross profit	9,551	6,146	55.4%	17,295	13,161	31.41%
Gross profit as a percentage of net revenues (gross margin)	36.36%	31.98%		35.48%	33.74%

The increase in gross profit in the three-month period ended December 31, 2005, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand, improved gross margins on core products as well as the inclusion of $1.5 million of gross profit generated from the addition of eCERA during the three-months ended December 31, 2005. The increase in gross margin for the three-month period ended December 31, 2005 can be primarily attributable to higher margin product mix compared to prior periods. The negative impact of the addition of lower margin eCERA revenue was partially offset by improvements in the gross margins of integrated circuit products during the period caused by improved product mix and a generally favorable pricing environment. Further, the increase in gross profit for the six-month period ended December 31, 2005, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated products that resulted from improved end-market demand, as well as the inclusion of $1.7 million of gross profit generated from the addition of eCERA in the six-months ended December 31, 2005.

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

During the three months ended December 31, 2005, and December 25, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $653,000 and $778,000 respectively, that had been previously identified as excess and written down to zero. During the six months ended December 31, 2005, and December 25, 2004, gross profit and gross margin benefited as a result of the sale of inventory of $1,384,000 and $1,195,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended			Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change	December 31, 2005	December 25, 2004	% Change

Net revenues	$26,270	$19,217	36.7%	$48,743	$39,003	24.97%
Research and development	3,879	3,806	1.9%	7,870	7,753	1.5%
R&D as a percentage of net revenues (gross margin)	14.77%	19.81%		16.15%	19.88%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense increase in the three-month period ended December 31, 2005 as compared to the same period in the previous year is attributable to a combination of an increase in R&D spending as a result of the eCERA acquisition of approximately $233,000 for the three-month period ended December 31, 2005, and $105,000 of stock based compensation recorded due to the adoption of SFAS 123(R) partially off-set by $275,000 in cost savings in fabrication, mask and assembly costs. The expense increase for the six-month period ended December 31, 2005 as compared to the same period in the previous year is attributable to a combination of an increase in R&D spending as a result of the eCERA acquisition of approximately $265,000, and $226,000 of stock based compensation recorded due to the adoption of SFAS 123(R) partially off-set by $395,000 in cost savings in fabrication, mask & assembly costs. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change	December 31, 2005	December 25, 2004	% Change
Net revenues	$26,270	$19,217	36.7%	$48,743	$39,003	24.97%
Selling, general and administration	4,993	3,707	34.7%	9,175	7,539	21.70%
S, G&A as a percentage of net revenues (gross margin)	19.01%	19.29%		18.82%	19.33%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in selling, general and administrative expenses in the three-month period ended December 31, 2005 as compared to the same period in the prior year can be attributable to added expense resulting from eCERA operations of approximately $615,000 for the three-month period ended December 31, 2005, $169,000 of stock based compensation recorded due to the adoption of SFAS 123(R), as well as increased professional fees of $138,773 primarily resulting from Sarbanes Oxley 404 compliance efforts, there was also a cancellation fee of $121,693 associated with the cancellation of a contract from the eCERA acquisition and in the three month period ended December 25, 2004 there was a $413,000 expense benefit resulting from a gain on the sale of a building in Ireland held by the Company that did not occur in the current quarter ended December 31, 2005. Likewise, the expense increase in selling, general and administrative expenses for the six months ended December 31, 2005 as compared to the same period in the prior year are a result of added expense from eCERA operations of $730,000, $302,000 of stock based compensation recorded due to the adoption of SFAS 123(R), as well as increased professional fees of approximately $336,000 primarily resulting from Sarbanes Oxley 404 Compliance efforts. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley 404 compliance efforts will increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Restructuring Charge

In the three-month period ended December 31, 2005 we had no restructuring activities and accordingly had no restructuring expense included in the financial results. In the six-month periods ended December 31, 2005 and December 25, 2004 there was $55,000 and $0 respectively in restructuring charges included in the financial results. The $55,000 in restructuring charges is a result of a final settlement of an outstanding claim from the February 2005 reduction in force.

Interest Income

	Three Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change
Interest income	$912	$875	4.2%

	Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	% Change
Interest income	$1,810	$1,806	0.2%

The increase in interest income for the three-month period ended December 31, 2005 as compared to the comparable prior year period was primarily due to improved returns on existing investments despite a decline in overall invested capital. Likewise, interest income for the six-month period ended December 31, 2005 as compared to the comparable prior year period increased slightly. This increase is despite a decline in overall total invested capital and can also be attributable to improved returns on invested capital.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2005	December 31, 2004	December 31, 2005	December 25, 2004
Pre-tax income (loss)	$1,680	$(588)	$2,094	$(421)
Income tax (benefit)	467	(203)	604	(188)
Effective tax rate	28%	35%	29%	45%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning jurisdictions. The rate for the three month period ended December 31, 2005 is lower than the three month period ended December 25, 2004 because the estimated fiscal year rate expected as of December 31, 2005 was lower than that expected at December 25, 2004 due to various adjustments including changes in estimates and actual results. Likewise, the rate for the six month period ended December 31, 2005 is lower than the six-month period ended December 25, 2004 because the estimated fiscal year rate expected as of December 31, 2005 was lower than that expected at December 25, 2004 due to various adjustments including changes in estimates and actual results. The pre-tax income for the three-month and six-month periods ended December 25, 2004 is much lower than for the three-month and six-month periods ended December 31, 2005 because various tax adjustments and credits that reduced taxable income were not significantly different for the two periods but the pre-tax income for the three month period ended December 31, 2005 is substantially larger than for the three-month period ended December 25, 2004 which was a loss, therefore the tax rates for the two periods differ significantly.

Equity in Net Income (Loss) of Investees

	Three Months Ended
(In thousands)	December 31, 2005	December 25, 2004	Change
Equity in net income of investee	$283	$0	$283

	Six Months Ended
(In thousands)	December 31, 2005	December 25, 2004	Change
Equity in net income (loss) of investee	$608	$(123)	$731

Equity in net income (loss) of investee is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted EITF Issue No. 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results improved to income of $319,000 for the three month period ended December 31, 2005 from no income for the comparable period in the prior year. Likewise the Company’s allocated portion of PTI’s results improved to income of $675,000 from a net loss of $123,000 for the six month periods ended December 31, 2005 and December 25, 2004 respectively. These improved results can be attributed to the improvement in the China telecommunications and consumer product markets that PTI serves and acceptance of PTI’s new product introductions by PTI’s customers. In addition, on September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation along with it’s 50% owned crystal blank manufacturing subsidiary AZER Crystal Technology Co, Ltd. The company’s allocated portion of Azer’s financial results for the three month period and six month period ended December 31, 2005 was a loss of $15,000 and $37,000 respectively. In addition the PEL Hong Kong’s results for the three month and six month period ended December 31, 2005 was a loss of $20,500 and a loss of $29,800 respectively.

Liquidity and Capital Resources

As of December 31, 2005, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $131.4 million as compared with $143.3 million on July 2, 2005. On September 7, 2005, the Company purchased for approximately $29.4 million dollars a 99.93% ownership position in eCERA Comtek Corporation of Taiwan. The purchase price consisted of approximately $14.6 million in cash of which $12.3 million was paid on September 7, 2005 and the remaining $2.3 million was paid in October 2005, and assumption of debt of approximately $14.7 million. eCERA and its 50% owned subsidiary, AZER Crystal Technology Co, Ltd. have been a key supplier to the Company of quartz crystal blanks and crystal oscillator products. The Company has an option to purchase for 45 million New Taiwan dollars (approximately $1.4 million) the remaining 50% of Azer. This option expires on March 7, 2006. The company expects to purchase the remaining 50% of Azer during the quarter ended April 1, 2006.

As of December 31, 2005, $13.9 million is liquid and classified as cash and cash equivalents compared with $20.9 million as of July 2, 2005 with the reduction due primarily to the purchase of eCERA. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the six-month period ended December 31, 2005, the Company spent approximately $1.1 million on property and equipment compared to $1.8 million for the six-month period ended December 25, 2004. Interest rates continue to be at a historically low level, although they continue to trend upwards as a result of actions taken by the Federal Reserve Board. For this reason the Company generated approximately $1.8 million of net interest income in the six-month period ended December 31, 2005 compared to approximately $1.8 million of interest income in the six-month period ended December 25, 2004. Higher return on invested capital contributed to interest income remaining the same despite a decrease of $11.9 million in cash and cash equivalents and short-term investments when comparing the six month periods ended December 31, 2005 and December 25, 2004. In the longer term the Company may generate less interest income if its total invested balance continues to decrease and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $5.7 million in the six-months ended December 31, 2005 was primarily a result of net income $2.0 million, a reduction in net inventories of $2.0 million, depreciation and amortization of approximately $2.4 million, and an increase in accounts payable of approximately $914,000, non-cash stock based compensation expense of $572,000 as well as an increase in accrued liabilities of $609,000. These factors were partially offset by an increase in accounts receivable of $2.7 million and non-cash income of $608,000 from equity of net income of investee. The reduction in net inventories during the six-month period ended December 31, 2005 was primarily due to tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2006. The increase in accounts receivable during this period was primarily due to increasing sales and the addition of the receivables from the eCERA acquisition. The increase to accounts payable during this period was the result of routine period to period fluctuations as well as the addition of accounts payable from the eCERA acquisition. The increase in non-cash stock based compensation expense is the result of the Company’s adoption of FAS 123(R) during the quarter ended October 1, 2005. The Company’s cash used in operating activities of $794,000 in the six months ended December 31, 2004 was primarily due to a net loss of $346,000, a $2.2 million decrease in accounts payable due in part to payments made in advance of the Company’s holiday shutdown, a decrease in accrued liabilities of $522,000, and a $1.2 million increase in accounts receivable due in part to payment terms being extended offset by improved collections, which were partially offset by depreciation and amortization of $2.1 million and change in inventory of $1.8 million.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $9.8 million for the six-months ended December 31, 2005 was primarily due to the Company’s acquisition of eCERA Comtek Corporation for which the Company used $13.1 million in cash to fund the purchase of the Company during the quarter ended October 1, 2005 partially off-set by the maturities of short term investments exceeding purchases of short-term investments by $5.4 million and $1.1 million used to purchase additional property and equipment for the Company, and the change in restricted cash balance of $822,000. The Company’s cash used in investing activities of $3.8 million for the six-months ended December 25, 2004 was primarily due to purchases of short-term investments exceeding maturities by $4.3 million, purchases of property and equipment of $1.9 million, which were off-set, in part, by proceeds from the sale of property and equipment of $1.9 million.

The Company’s cash used in financing activities in the six-months ended December 31, 2005 of $2.8 million was primarily due to principal payments on short-term, long-term debts and capital leases of approximately $9.0 million from debt obligations from eCERA as well as repurchases of common stock of $2.5 million; offset in part by approximately $8.0 million in proceeds from short and long term debt and $616,000 in proceeds generated from the sale of common stock from the Company’s employee stock plans. The Company’s cash provided by financing activities in the six-months ended December 25, 2004 of $124,000 was primarily due to proceeds of $651,000 from the sale of common stock from the Company’s employee stock plans which was largely off-set by repurchases of common stock of $487,000.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2005, the Company has repurchased an aggregate of 922,087 shares at a cost of approximately $7.7 million. The Company repurchased 300,000 shares during the six-months ended December 31, 2005 at an approximate cost of $2.5 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at December 31, 2005 are as follows (in thousands):

		Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$8,455	$1,072	$1,959	$2,038	$3,386
Notes payable	13,887	9,480	2,675	1,732	—

Operating lease obligations	$22,342	$10,552	$4,634	$3,770	$3,386

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

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold

•	changes in the average selling price of our products

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix and eCERA product line, which we acquired on October 1, 2003 and September 7, 2005 respectively;

•	expenses incurred respectively in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

Implementation of the FASB rules for accounting and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

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

We determined that we had a material weakness in our internal control over financial reporting as of July 2, 2005 and another material weakness at October 1, 2005, both of which we have implemented procedures to remediate. In addition, we had another material weakness at December 31, 2005, which we have not remediated. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are fairly stated in all material respects. The existence of one or more material weaknesses could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on form 10-K for the fiscal year ended July 2, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

On October 1, 2005 the Company again concluded that there was a material weakness. The Company frequently receives inventory back from customers that is pending review and disposition by a Material Review Board (“MRB”). The review is expected to happen regularly at no less than quarterly intervals. Because of business priorities material was allowed to accumulate in the MRB inventory location beyond quarterly guidelines. It was subsequently observed that much of this inventory was scrapped after October 1, 2005 but was still valued in inventory as October 1, 2005. Had it not been caught, this would have resulted in an overstatement of inventory and gross profit.

At December 31, 2005, the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements, did not operate effectively, representing a material weakness in the operation of internal controls over financial reporting. Management expects to implement during the third quarter of fiscal 2006 remediation procedures relating to this matter.

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

If the company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. and eCERA ComTek the concentration of top customers has been reduced, as the top customers of SaRonix, Inc. and eCERA are somewhat different than those of our core integrated circuit business. There was one direct customer, a distributor, that accounted for more than 10% of net revenues during the quarter ended December 31, 2005. For the quarter ended December 25, 2004 there were two direct customers, both distributors, that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the quarter ended December 31, 2005 totaled 36%, and was 42% for the quarter ended December 25, 2004.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the quarter ended December 31, 2005 sales to our distributors were approximately 54% of net revenues as compared to approximately 52% of net revenues in the same quarter ended December 25, 2004. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to higher sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2005 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $116.7 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 31, 2005, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) , who is also our interim Chief Financial Officer (CFO) effective February 1, 2006, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO who is also the interim CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer who is also our interim Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2005, due to the existence of a material weakness in internal control over financial reporting, as described below. Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

At December 31, 2005, the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements, did not operate effectively, representing a material weakness in the operation of internal controls over financial reporting. Management expects to implement during the third quarter of fiscal 2006 remediation procedures relating to this matter.

It should be noted that any control system, no matter how well designed and operated, can provide only reasonable assurance to the tested objectives. The design of any control systems is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

In addition, to the material weakness described above related to the operating effectiveness of controls over the consolidation process which was identified during the quarter ended December 31, 2005, management made the following changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented changes in the internal control over financial reporting during the quarter ended December 31, 2005 to address the material weakness identified during the quarter ended October 1, 2005 related to the process for timely evaluation and potential write-down of MRB inventory. The control activities, which are discussed below, are reasonably likely to materially affect our internal control.

•	As part of the Company’s monthly closing procedures, controls were implemented to ensure that an analysis of pending MRB inventory is performed monthly to assess whether this inventory should be valued. If the inventory should not be valued, an entry will be booked to record the expected scrap expense.

•	Also, a review of MRB scrap transactions that occur after the end of the reporting period and prior to issuance of financial statements is now performed and, if material in inventory at the end of the reporting period is subsequently scrapped this is recorded as a charge to cost of goods sold and as a reduction of inventory in the period prior to the transaction.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
October 2, 2005 to October 29, 2005	16,156	$8.65	772,087	1,227,913
October 30, 2005 to November 26, 2005	—	—	772,087	1,227,913
November 27 to December 31, 2005	150,000	$8.10	922,087	1,077,913

Total	166,156	$8.15

In October, 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 31, 2005, the Company has repurchased an aggregate of 922,087 shares at a cost of approximately $7.7 million. The Company repurchased 166,156 shares during the three months ended December 31, 2005 at an approximate cost of $1.4 million.

Item 4. Submission of Matters to Vote of Security Holders

The annual Meeting of Shareholders was held on December 14, 2005 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

Name of Director	Votes For	Votes Withheld
Alex Chi-Ming Hui	23,540,863	469,919
Chi-Hung (John) Hui, Ph.D.	23,760,543	250,239
Hau L. Lee, Ph.D.	23,761,167	249,615
Millard (Mel) Phelps	23,760,567	250,215
Murray A. Goldman, Ph.D.	23,782,220	228,562
Gary L. Fischer	23,783,220	227,562

	Votes For	Votes Against	Votes Abstained
2. To ratify and approve the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending July 1, 2006.	23,741,896	263,635	5,251

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation

(Registrant)

Date: February 9, 2005	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer