Form 10-Q/A
period 2005-12-31
PERICOM SEMICONDUCTOR CORP
filed 2006-03-17
CIK 1001426

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 8, 2006 the Registrant had outstanding 26,195,096 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q/A for the Quarter Ended December 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Form 10-Q”) is being filed solely to expand the disclosure in Item 4 (Controls and Procedures) of Part I of the Form 10-Q about the Company’s material weakness in internal controls over financial reporting that was identified during the quarter ended December 31, 2005. Such expanded disclosure is in response to comments that the Company received from the staff of the SEC. Specifically, such expanded disclosure sets forth additional details regarding the material weakness identified and the remediation efforts being undertaken to address such material weakness.

The remainder of the Form 10-Q remains as previously reported. Except for the expanded disclosure discussed above, the Company has not updated the disclosure in this Amendment to reflect any events subsequent to the date of the original filing of the Company’s Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO), who is also our interim Chief Financial Officer (CFO) effective February 1, 2006, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO who is also the interim CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer who is also our interim Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2005, due to the existence of a material weakness in internal control over financial reporting, as described below, and an unremediated material weakness reported in connection with our form 10K for the fiscal year ended July 2, 2005. Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

At December 31, 2005, the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements, did not operate effectively, representing a material weakness in the operation of internal controls over financial reporting. This material weakness related to accounting reporting from the Company’s eCERA Comtech Corporation subsidiary. The Company acquired eCERA, which is based in Taiwan, on September 7, 2005. The Company is still addressing the integration and consolidation of the accounting and financial reporting of eCERA with that of the Company. During the quarter ended December 31, 2005, the Company detected and corrected accounting errors from eCERA in the following areas: the misclassification of debt between short and long term debt obligations; the failure to break out restricted cash from the cash accounts; the incorrect classification of a contract cancellation fee; and the accounting for the currency translation of fixed assets at the historical foreign currency exchange rate as opposed to the current foreign exchange rate. Although these accounting errors were corrected, the Company concluded that, in light of the number of such errors, they represented a material weakness in the internal controls over financial reporting.

To address the material weakness identified in connection with the Company’s eCERA subsidiary, the Company is currently undertaking the following remediation activities: implementing a better mode of direct communication between the finance staff in eCERA and the finance staff in the Company’s headquarters office; and standardizing the accounting practices between eCERA and the Company. The Company expects to complete these remediation efforts by March 31, 2006, which is the end of the Company’s fiscal third quarter.

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

2

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

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: March 17, 2006	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

5