Form 10-Q
period 2006-04-01
PERICOM SEMICONDUCTOR CORP
filed 2006-05-16
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of accelerated filer and large accelerated filer (as defined in Exchange Act Rule 12b-2):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 11, 2006 the Registrant had outstanding 26,328,419 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended April 1, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	April 1, 2006	July 2, 2005

	(Unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$27,839	$20,902
Restricted cash	863	—
Short-term investments	100,471	122,385
Accounts receivable:
Trade (net of allowances of $2,597, and $2,239)	18,731	7,629
Other receivables	2,070	1,813
Inventories	17,429	13,428
Prepaid expenses and other current assets	1,883	409
Deferred income taxes	3,788	5,291

Total current assets	173,074	171,857
Property and equipment – net	22,104	5,927
Investments in investees	8,369	5,932
Goodwill	1,913	1,325
Deferred income taxes – non-current	3,212	2,205
Intangible assets (net of accumulated amortization of $554 and $208)	4,644	2,839
Other assets	3,549	3,910

Total	$216,865	$193,995

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,940	$6,899
Accrued liabilities	7,132	5,470
Short-term and current portion of long-term debt	10,032	—

Total current liabilities	28,104	12,369
Long-term debt	4,380	—
Deferred tax liabilities – non-current	225	—
Other long term liabilities	276	207
Minority interest in consolidated subsidiaries	182	257

Total liabilities	33,167	12,833
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: April 1, 2006, 26,264,953; July 2, 2005, 26,358,100	140,037	141,233
Accumulated other comprehensive (loss)	(824)	(681)
Retained earnings	44,485	40,610

Total shareholders’ equity	183,698	181,162

Total	$216,865	$193,995

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended July 2, 2005.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

		(As Restated, See Note 14)		(As Restated, See Note 14)
Net revenues	$27,847	$19,433	$76,590	$58,436
Cost of revenues	18,157	11,982	49,605	37,824

Gross profit	9,690	7,451	26,985	20,612

Operating expenses:
Research and development	4,170	4,022	12,040	11,775
Selling, general and administrative	4,394	3,849	13,569	11,388
Restructuring charge	—	243	55	243

Total	8,564	8,114	25,664	23,406

Income (loss) from operations	1,126	(663)	1,321	(2,794)
Interest income, net	888	913	2,698	2,719
Other than temporary decline in value of investment	(31)	(4)	(64)	(100)

Income (loss) before income taxes	1,983	246	3,955	(175)
Income tax expense (benefit)	641	95	1,245	(93)
Minority interest in income (loss) of consolidated subsidiaries	32	22	93	32

Equity in net income (loss) of investees	464	(73)	1,072	(196)

Net income (loss)	$1,838	$100	$3,875	$(246)

Basic income (loss) per share	$0.07	$0.00	$0.15	$(0.01)

Diluted income (loss) per share	$0.07	$0.00	$0.14	$(0.01)

Shares used in computing basic income (loss) per share	26,207	26,531	26,271	26,533

Shares used in computing diluted income (loss) per share	26,984	27,112	27,033	26,533

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2006	March 26, 2005

		(As Restated See Note 13 )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,875	$(246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,760	2,905
Stock based compensation	929	—
Tax benefit related to stock based compensation plan	31	—
Excess tax benefit on stock based compensation	(120)	—
(Gain)/loss on sale of short-term investments	(41)	(59)
Other than temporary decline in investment	64	100
(Gain)/loss on sale or disposal of assets	—	(407)
Equity in net (income) loss of investees	(1,072)	196
Deferred income taxes	791	(192)
Minority interest in subsidiary’s net income (loss)	(93)	(41)
Changes in assets and liabilities net of effects of acquisition
Accounts receivable	(990)	(2,948)
Inventories	1,014	2,969
Prepaid expenses and other current assets	(568)	(28)
Accounts payable	112	(1,762)
Accrued liabilities	579	(322)
Restructuring liabilities	(77)	—
Other assets	363	(60)
Long term investment	123	—
Other long term liabilities	(119)	(71)

Net cash provided by operating activities	8,561	34

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,395)	(2,168)
Net proceeds from sales of property and equipment	—	1,945
Purchase of short-term investments	(496,624)	(232,440)
Maturities of short-term investments	518,346	226,036
Cash paid for eCERA acquisition, net of cash received	(13,064)	—
Cash paid for Azer acquisition, net of cash received	(1,488)	—
Sale of minority interest	—	315
Cash used in the investment in Pericom Electronics Hong Kong Ltd.	(172)	—
Change in restricted cash balance	(863)	—

Net cash provided by (used in) investing activities	2,740	(6,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	1,748	979
Proceeds generated from sale of stock to minority interest	8	—
Excess tax benefit on stock based compensation	120	—
Proceeds from short-term and long-term debts	5,443	—
Principal payments on short-term, long-term debts and capital leases	(7,772)	(40)
Payment of bank loan	—	(1,251)
Repurchase of common stock	(3,904)	(1,691)

Net cash provided by (used in) financing activities	(4,357)	(2,003)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	144

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,937	(8,137)
CASH AND CASH EQUIVALENTS:
Beginning of period	20,902	13,965

End of period	$27,839	$5,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(56)	$(13)
Interest	$(276)	$(1)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of April 1, 2006, the results of operations for the three and nine months ended April 1, 2006 and March 26, 2005 and cash flows for the nine months ended April 1, 2006 and March 26, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine month periods ended April 1, 2006 and March 26, 2005 are not necessarily indicative of the results to be expected for the entire year. The three and nine month periods ended April 1, 2006 and March 26, 2005 each had 13 and 39 week periods, respectively.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three majority-owned subsidiaries, Pericom Semiconductor (HK) Limited, eCERA Comtek Corporation (“eCERA”) and Pericom Taiwan Limited Corporation. All significant intercompany balances and transactions are eliminated in consolidation. eCERA Comtek Corporation and it’s 50% owned subsidiary Azer Crystal Technology Co. Ltd. (“Azer”)was acquired on September 7, 2005 (See Note 3). On February 6, 2006 the remaining 50% of Azer was acquired making it a wholely owned subsidiary of eCERA.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. On the condensed consolidated statements of operations, equity in net income or loss of investee and minority interest in income or loss of consolidated subsidiaries have been reclassified. In addition, changes in other assets were reclassified as an operating activity which was previously classified as an investing activity on the condensed consolidated statements of cash flows.

2. Stock-Based Compensation

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

The following table shows total stock-based compensation expense for the three and nine months ended April 1, 2006 from all of the Company’s stock compensation plans, included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended April 1, 2006	Nine Months Ended April 1, 2006

Cost of revenues	$26	$70
Research and development	151	377
Selling, general and administrative	180	482

Pre-tax stock-based compensation expense	357	929
Income tax	109	293

Net stock-based compensation expense	$248	$636

As required under SFAS 123(R), the reported net income and earnings per share for the three and nine months ended March 26, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows (in thousands except per share amounts):

	Three Months Ended March 26, 2005	Nine Months Ended March 26, 2005

Net income (loss)	$100	$(246)
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(696)	(2,345)

Net (loss) – pro forma	$(596)	$(2,591)

Basic and diluted earnings (loss) per share	$0.00	$(0.01)

Basic and diluted earnings (loss) per share pro forma	$(0.02)	$(0.10)

3. Business Combination

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The total purchase price, including assumed debt of approximately $14.9 million was approximately $29.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining 50% of eCERA’s 50% owned crystal blank manufacturing subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”). The Company exercised this right to purchase the remaining 50% of Azer for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and its subsidiary Azer, have been key suppliers of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

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

Amortization of intangible assets for the three-month and nine month period ended April 1, 2006 was $113,000 and $256,000 respectively. The following table sets forth the amortization of intangible assets for the remainder of fiscal 2006 through 2012 and beyond and is as follows (in thousands)

	2006	2007	2008	2009	2010	2011	2012	thereafter
Amortization	$113	$452	$452	$245	$198	$198	$198	$38

The fair value of intangible assets acquired excluding goodwill will be amortized over a remaining life of seven years for trade name, seven years for core and current technology, and three years for customer relationships.

The following table sets forth the cost, accumulated amortization, and net value of the intangible assets acquired in the acquisition of eCERA as of April 1, 2006 (in thousands):

April 1, 2006

Cost	$2,150
Accumulated amortization	(256)

Net value	$1,894

The following unaudited pro forma information shows the results of operations for the three and nine month periods ended April 1, 2006 and March 26, 2005 as if the eCERA acquisition occurred on the first day of each three month period, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Unaudited pro-forma information

(in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
Net revenue	$27,847	$25,611	$76,590	$76,721
Net income	1,838	202	3,875	450

Basic income per share	$0.07	$0.01	$0.15	$0.02

Diluted income per share	$0.07	$0.01	$0.14	$0.02

4. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and nine month periods ended April 1, 2006 and March 26, 2005 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

Net income (loss)	$1,838	$100	$3,875	$(246)

Computation of common shares outstanding – basic income (loss) per share:
Weighted average shares of common stock	26,207	26,531	26,271	26,533

Shares used in computing basic income (loss) per share	26,207	26,531	26,271	26,533

Basic income (loss) per share	$0.07	$0.00	$0.15	$(0.01)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	26,207	26,531	26,271	26,533
Dilutive options using the treasury stock method	777	581	762	—

Shares used in computing diluted income (loss) per share	26,984	27,112	27,033	26,533

Diluted income (loss) per share	$0.07	$0.00	$0.14	$(0.01)

Options to purchase 3,469,154 and 3,648,457 shares of common stock were outstanding as of April 1, 2006 for the three and nine months ended respectively, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price of the common stock for the three months ended April 1, 2006 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three month period and nine month period ended March 26, 2005, 4,735,045 options and 5,316,063 options to purchase common stock respectively were outstanding, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price for the three months ended March 26, 2005 and the Company had a net loss for the nine month period and those options would be anti-dilutive.

5. Inventories

Inventories consist of (in thousands):

	April 1, 2006	July 2, 2005

Raw materials	$5,514	$6,130
Work in process	3,660	3,562
Finished goods	8,255	3,736

	$17,429	$13,428

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and reserved. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be reserved. To date as of April 1, 2006 $8.8 million of inventory on hand had been reserved as compared with $9.2 million at July 2, 2005. This overall reduction of approximately $400,000 to inventory reserved for the nine month period ended April 1, 2006 can primarily be attributed to products that were previously reserved being written off and or scrapped.

During the three months ended April 1, 2006 and March 26, 2005, gross profit benefited as a result of the sale of inventory of $841,000 and $632,000, respectively, that had been previously identified as excess and written down to zero. In addition, during the nine month periods ended April 1, 2006 and March 26, 2005 gross profit benefited as a result of the sale of inventory of approximately $2.2 million and $1.8 million, respectively.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	April 1, 2006	July 2, 2005

Accrued compensation	$3,179	$2,449
Accrued income tax	1,406	1,163
External sales representative commissions	598	833
Other accrued expenses	1,949	1,025

	$7,132	$5,470

7. Debt

As part of the acquisition of eCERA the remaining debt obligations assumed by the Company totaled $14.9 million at the time of the acquisition consisting of both long term and other short term line of credit accounts. The short-term debt obligations are principally made up of lines of credits with variable interest rate terms ranging from the Bank Board Listing rate minus 1.05% to the Bank Board Listing rate minus 2% and the six month sibor plus 1.2% to the six Month sibor plus 1.5%. The first long-term debt obligation is with Farmers Bank of China which is secured by land the Company owns in Taiwan and has a variable interest rate of 0.25% over the Bank Board Listing Rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The second long-term debt obligation is with China Development Industrial bank which is secured by machinery and equipment the Company owns in Taiwan and has a variable interest rate of 2.3% over the benchmark 90 days from the Secondary Markets Telerate fixing rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The Company’s effective weighted average annual interest rate for the three and nine month periods ended April 1, 2006 were 3.73% and 2.98% respectively. As of April 1, 2006, there was $10.0 million classified as short-term and current portion of long term debt, and $4.4 million classified as long-term debt on the balance sheet.

8. Restricted Cash

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with them debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt obligations. For the three month period ended April 1, 2006 there was $863,000 of cash designated as restricted cash. For the three month period ended March 26, 2005 there were no debt obligations requiring the Company to restrict cash.

9. Restructuring

In fiscal 2005, there was a reduction in force of 24 employees. Of the employees terminated, 11 were in operations, 1 in research and development, 4 in sales and marketing, and 8 in general and administration. On April 1, 2006, there was no remaining balance of this restructuring charge after incurring restructuring charges of $294,000 in fiscal 2005 and additional reserves related to the fiscal 2005 reduction in force of $55,000 in the first quarter of fiscal 2006.

The following table summarizes this restructuring activity through April 1, 2006 (in thousands):

Reduction In Force

Beginning balance at June 27, 2004	$—
Reserves in fiscal 2005	294
Cash payments in fiscal 2005	(272)

Balance at July 2, 2005	22
Additional reserves in fiscal 2006	55
Cash payments in fiscal 2006	(77)

Ending balance at April 1, 2006	$—

10. Industry and Segment Information

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

There were two direct customers, both distributors, that each accounted for 9% of net revenues in the three months ended April 1, 2006 and two direct customers, both distributors, who individually accounted for 16% and 13% of net revenues in the three months ended March 26, 2005. In the nine month period ended April 1, 2006, a distributor accounted for 13% of net revenues. In the nine month period ended March 26, 2005, two distributors individually accounted for 13% and 12% of net revenues. At April 1, 2006, there were no customers that individually accounted for 10% or greater of accounts receivable. At March 26, 2005, there were three direct customers that individually accounted for 13%, 12% and 11% of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of April 1, 2006 and July 2, 2005.

	April 1, 2006	July 2, 2005

Taiwan	80.0%	12.4%
United States	11.0%	44.2%
Singapore	6.2%	25.0%
Thailand	0.3%	10.8%
Other (less than 10% each)	2.5%	7.6%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three month and nine month periods ended April 1, 2006 and March 26, 2005.

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

China (including Hong Kong)	31.4%	25.5%	27.4%	23.0%
Taiwan	22.0%	21.5%	26.3%	18.1%

United States	20.3%	20.9%	19.6%	22.8%
Singapore	7.9%	12.4%	9.5%	12.8%
Other (less than 10% each)	18.4%	19.7%	17.2%	23.3%

Total	100.0%	100.0%	100.0%	100.0%

11. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and translation gains (losses) of consolidated subsidiaries. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

Net income (loss)	$1,838	$100	$3,875	$(246)
Change in unrealized gain (loss) on securities available for sale	42	(1,132)	(195)	(1,227)
Income tax effect	(17)	461	80	426
Reclassification adjustment for gains (loss) on available for sale securities included in net income (loss)	—	—	(39)	102
Income tax effect	—	—	16	(42)
Translation gain (loss)	12	50	(18)	95

Comprehensive income (loss)	$1,875	$(521)	$3,719	$(892)

12. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 150,000 shares were repurchased in the three months ended April 1, 2006 at a cost of approximately $1.4 million and 450,000 shares were repurchased at a cost of approximately $3.9 million in the nine month period ended April 1, 2006. The Company has purchased a total of 1,072,087 shares at a total cost of approximately $9.1 million as of April 1, 2006. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases, if any, from these same sources.

13. Minority Interest

The Company consolidates its investment in Pericom Taiwan Limited Corporation (PTL) and the Company’s newly acquired subsidiary eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At April 1, 2006, the minority interest in PTL was $163,000. Parties other than Pericom Semiconductor Corporation own approximately 0.1% of the outstanding shares of eCERA Comtek Corporation. As of April 1, 2006, the minority interest in eCERA Comtek Corporation was valued at $19,000. On February 6, 2006 Pericom’s subsidiary eCERA purchased the remaining 50% of Azer, from Aker Technology Co., Ltd (“Aker”) eliminating Azer’s minority interest during the quarter ended April 1, 2006.

14. Restatement

Subsequent to the issuance of the Company’s interim financial statements for the three and nine month periods ended March 26, 2005, the Company determined that certain errors occurred in the accounting for research and development costs as it redesigned many of its products to be manufactured by a different manufacturing facility. Initially these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. As a result, the operating results for the three and nine month periods ended March 26, 2005 have been restated. A summary of the significant effects of the restatement is as follows (in thousands except for earnings per share):

Effects of the restatement on the statements of operations is as follows:

	Three Months Ended March 26, 2005		Nine Months Ended March 26, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of revenues	$12,262	$11,982	$38,287	$37,824
Gross profit	7,171	7,451	20,149	20,612
Research and development	3,678	4,022	10,879	11,775
Income tax	125	95	112	(93)
Net income	134	100	(18)	(246)
Basic earnings per share	$0.01	$0.00	$(0.00)	$(0.01)
Dilutive earnings per share	$0.00	$0.00	$(0.00)	$(0.01)

Effects of the restatement on the statement of cash flows is as follows:

	Nine Months Ended March 26, 2005
	As Previously Reported	As Restated
Net income	$(18)	$(246)
Changes in inventory	2,535	2,969
Changes in deferred income tax	177	(192)
Changes in accrued liabilities	(485)	(322)
Net cash provided by operating activities	94	34

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of eCERA and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in the Company’s Form 10-K/A under the heading “Risk Factors; Factors That May Affect Future Operating Results”, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Significant Events

On September 7, 2005 Pericom Semiconductor Corporation purchased a 99.9% share of eCERA Comtek Corporation. (see Note 3 to the condensed consolidated financial statements). The Company’s operating results include the operations of eCERA for the period of September 7, 2005 through April 1, 2006.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

		(As Restated, See Note 14)		(As Restated, See Note 14)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.2%	61.7%	64.8%	64.7%

Gross profit	34.8%	38.3%	35.2%	35.3%

Operating expenses:
Research and development	15.0%	20.7%	15.7%	20.2%
Selling, general and administrative	15.8%	19.8%	17.7%	19.5%
Restructuring charge	0.0%	1.3%	0.1%	0.4%

Total	30.8%	41.8%	33.5%	40.1%

Income (loss) from operations	4.0%	(3.5)%	1.7%	(4.8)%
Interest income	3.2%	4.7%	3.5%	4.7%
Other than temporary decline in investment	(0.1)%	0.0%	(0.1)%	(0.2)%

Income (loss) before income taxes	7.1%	1.2%	5.1%	(0.3)%
Income (tax) benefit	(2.3)%	(0.5)%	(1.6)%	0.2%
Minority interest in income (loss) of consolidated subsidiaries	0.1%	0.1%	0.1%	0.1%
Equity in net income (loss) of investees	1.7%	(0.4)%	1.4%	(0.3)%

Net income (loss)	6.6%	0.4%	5.0%	(0.3)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	April 1, 2006	March 26, 2005	% Change	April 1, 2006	March 26, 2005	% Change

Net revenues	$27,847	$19,433	43.3%	$76,590	$58,436	31.1%
Percentage of net sales accounted for by top 5 direct customers (1)	31.8%	48.5%		35.9%	43.7%

Number of direct customers that each account for more than 10% of net sales	0	2		1	2

Percentage of gross sales accounted for by top 5 end customers (2)	21.9%	35.4%		26.1%	35.4%

Number of end customers that each account for more than 10% of gross sales	0	2		0	1

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the three and nine month periods ended April 1, 2006, net revenues from eCERA product sales were approximately $7.1 million and $15.6 million, respectively.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues for the three-month period ended April 1, 2006 as compared with the same period in the prior year is primarily attributable to the $7.1 million in revenues contributed by eCERA for the three-month period ended April 1, 2006. The remainder of the increase in net revenues is attributable to customer acceptance of the Company’s new product offerings as well as an improved pricing environment for the Company’s Digital Switches and Interface Logic product lines. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. In the three-month and nine month periods ended April 1, 2006 net revenues reflect a deduction for sales reserves for price protection in the amount of $501,000 and $1,090,000 respectively. In the three and nine month periods ended March 26, 2005 net revenues reflect a deduction for sales reserves for price protection in the amount of $104,000 and $261,000 respectively. The increase in net revenues for the nine month period ended April 1, 2006 as compared with the same period in prior year is primarily attributable to the $15.6 million in net revenues contributed by eCERA. The remainder of the increase in net revenues for this period is a result of continued customer acceptance of the Company’s new product offerings as well as a generally improved pricing environment for the Company’s products.

The following table sets forth net revenues by country as a percentage of total net revenues for the three month and nine month periods ended April 1, 2006 and March 26, 2005.

	Three Months Ended		Nine Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

China (including Hong Kong)	31.4%	25.5%	27.4%	23.0%
Taiwan	22.0%	21.5%	26.3%	18.1%
United States	20.3%	20.9%	19.6%	22.8%
Singapore	7.9%	12.4%	9.5%	12.8%
Other (less than 10% each)	18.4%	19.7%	17.2%	23.3%

Total	100.0%	100.0%	100.0%	100.0%

For the three-months ended April 1, 2006, as compared with the same period in the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) increased as a result of our acquisition of eCERA as well as a general increase in core business in China for the period. For the nine month period ended April 1, 2006, as compared with the same nine month period ended in the prior year, net revenues increased as a percentage of net revenues by approximately 4.5% in China (including Hong Kong) and by 8.3% in Taiwan. This increase in both China and Taiwan can in large part be attributed to our acquisition of eCERA which provided us with additional customers and products to sell within these markets.

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

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	April 1, 2006	March 26, 2005	% Change	April 1, 2006	March 26, 2005	% Change

Net revenues	$27,847	$19,433	43.3%	$76,590	$58,436	31.1%
Gross profit	9,690	7,451	30.0%	26,985	20,612	30.9%
Gross profit as a percentage of net revenues (gross margin)	34.8%	38.3%		35.2%	35.3%

The increase in gross profit in the three-month period ended April 1, 2006, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand and improved gross margins on core products as well as the inclusion of $1.9 million of gross profit generated from the addition of eCERA during the three-months ended April 1, 2006. The decrease in gross margin for the three-month period ended April 1, 2006 can be primarily attributable to the negative impact of the addition of lower margin eCERA revenue partially offset by improvements in the gross margins of integrated circuit products during the period caused by improved product mix and a generally favorable pricing environment. Further, the increase in gross profit for the nine month period ended April 1, 2006, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated products that resulted from improved end-market demand, as well as the inclusion of $3.6 million of gross profit generated from the addition of eCERA in the nine months ended April 1, 2006. The decrease in gross margin for the nine month period ended April 1, 2006 when compared to the nine month period ended March 26, 2005 can be primarily attributable to the negative impact of the addition of lower margin eCERA revenue partially offset by improvements in the gross margins of integrated circuit products during the period caused by improved product mix and a generally favorable pricing environment.

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

During the three months ended April 1, 2006, and March 26, 2005, gross profit and gross margin benefited as a result of the sale of inventory of $841,000 and $632,000 respectively, that had been previously identified as excess and written down to zero. During the nine months ended April 1, 2006, and March 26, 2005, gross profit and gross margin benefited as a result of the sale of inventory of $2,200,000 and $1,800,000, respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended			Nine Months Ended
(In thousands)	April 1, 2006	March 26, 2005	% Change	April 1, 2006	March 26, 2005	% Change

Net revenues	$27,847	$19,433	43.3%	$76,590	$58,436	31.1%
Research and development	4,170	4,022	3.7%	12,040	11,775	2.3%
R&D as a percentage of net revenues	15.0%	20.7%		15.7%	20.2%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support and technical customer applications support of our products. The expense increase in absolute dollars for the three-month period ended April 1, 2006 as compared to the same period in the previous year is attributable to a combination of an increase in Research and Development spending as a result of the eCERA acquisition of approximately $263,000 for the three-month period ended April 1, 2006, and $151,000 of stock based compensation recorded due to the adoption of SFAS 123(R), an increase in personnel costs of approximately $234,000 partially off-set by approximately $420,000 in cost savings in fabrication, mask and assembly costs as a result of efficiencies in bringing new products to production capacity in an expedited manner and decreased depreciation and amortization of approximately $50,000. The expense increase for the nine month period ended April 1, 2006 as compared to the same period in the previous year is attributable to a combination of an increase in Research and Development spending as a result of the eCERA acquisition of approximately $528,000, and $377,000 of stock based compensation recorded due to the adoption of SFAS 123(R), an increase in personnel costs of approximately $463,000, partially off-set by approximately $876,000 in cost savings in fabrication, mask & assembly costs as a result of efficiencies in bringing new products to production capacity in an expedited manner, decreased depreciation and amortization of approximately $118,000, and decreased software amortization of approximately $70,000 resulting from some of the assets reaching the end of their depreciable life. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

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

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	April 1, 2006	March 26, 2005	% Change	April 1, 2006	March 26, 2005	% Change

Net revenues	$27,847	$19,433	43.3%	$76,590	$58,436	31.1%
Selling, general and administration	4,394	3,849	14.2%	13,569	11,388	19.2%
S, G&A as a percentage of net revenues (gross margin)	15.8%	19.8%		17.7%	19.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in absolute dollars in selling, general and administrative expenses in the three-month period ended April 1, 2006 as compared to the same period in the prior year can be attributable to added expense resulting from eCERA operations of approximately $723,000 for the three-month period ended April 1, 2006, $180,000 of stock based compensation recorded due to the adoption of SFAS 123(R), approximately $100,000 of bonus expense based upon continued profitability of the Company, approximately $100,000 of additional bad debt expense due to increased collection activities, which was partially offset by decreased professional fees of approximately $297,000 primarily resulting from the reversal of accrued audit fees that were not required based upon the termination and final billing for audit related services from Deloitte and Touche LLP as well as decreased rep commissions of approximately $194,000 resulting from a change in the Company’s focus product commission structure. The expense increase in selling, general and administrative expenses for the nine months ended April 1, 2006 as compared to the same period in the prior year are a result of added expense from eCERA operations of approximately $1.5 million, $482,000 of stock based compensation recorded due to the adoption of SFAS 123(R), as well as not having the benefit of the gain associated with the disposal of a building from the Saronix acquisition totaling approximately $410,000 that offset expenses for the nine month period ended March 26, 2005, $351,000 increase in bad debt expense due to decreased collection of previously written off accounts receivable that was from the Saronix acquisition, an increase in sales related engineering fabrication and assembly costs for samples of approximately $100,000, as well as an increase in supplies of approximately $100,000, and an increase in bonus expense of approximately $150,000 resulting from continued profitability of the Company. These increases are partially offset by a decrease in personnel costs of approximately $320,000 due to efficiencies gained by integration of the corporate functions of Saronix with the Company’s corporate functions, as well as decreased sales representative commissions of approximately $600,000 resulting from a change in the commission structure of the Company’s focus product sales program. See Note 2 “Stock Based Compensation” of the Notes to Condensed Consolidated Financial Statements for information regarding the adoption of SFAS 123(R).

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

Restructuring Charge

In the three month period ended April 1, 2006 we had no restructuring activities and accordingly had no restructuring expense included in the financial results. For the three month period ended March 26, 2005 there was $243,000 of restructuring expense included in the financial results. In the nine month periods ended April 1, 2006 and March 26, 2005 there was $55,000 and $243,000 respectively in restructuring charges included in the financial results. The $55,000 in restructuring charges in the nine month period ended April 1, 2006, is a result of a final settlement of an outstanding claim from the February 2005 reduction in force.

Interest Income

	Three Months Ended		% Change
(In thousands)	April 1, 2006	March 26, 2005

Interest income, net	$888	$913	(2.7)%

	Nine Months Ended		% Change
(In thousands)	April 1, 2006	March 26, 2005

Interest income, net	$2,698	$2,719	(0.8)%

The decrease in interest income for the three month period ended April 1, 2006 as compared to the comparable prior year period was primarily due to a decline in overall invested capital partially offset by increased returns on investment. Likewise, interest income for the nine month period ended April 1, 2006 as compared to the comparable prior year period decreased slightly. This decrease is attributable to a decline in overall total invested capital, which was partially by improved returns on invested capital.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
(In thousands)	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

Pre-tax income (loss)	$2,015	$268	$4,048	$(143)
Income tax (benefit)	641	95	1,245	(93)
Effective tax rate	31.8%	35.4%	30.8%	65%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning jurisdictions. The rate for the three month period ended April 1, 2006 is lower than the three month period ended March 26, 2005 because the estimated fiscal year rate expected as of April 1, 2006 was lower than that expected at March 26, 2005 due to various adjustments including changes in estimates and actual results. Likewise, the rate for the nine month period ended April 1, 2006 is different than the nine month period ended March 26, 2005 because the estimated fiscal year rate expected as of April 1, 2006 was lower than that expected at March 26, 2005 due to various adjustments including changes in estimates and actual results. The pre-tax income for the three month and nine month periods ended March 26, 2005 is much lower than for the three month and nine month periods ended April 1, 2006. The effective tax rate is lower because various tax adjustments and credits that reduce taxable income were greater for the three month and nine month periods ended on April 1, 2006 due to various adjustments including changes in estimates and actual results.

Equity in Net Income (Loss) of Investees

	Three Months Ended		Change
(In thousands)	April 1, 2006	March 26, 2005
Equity in net income (loss) of investees	$464	$(73)	$537

	Nine Months Ended		Change
(In thousands)	April 1, 2006	March 26, 2005
Equity in net income (loss) of investees	$1,072	$(196)	$1,268

Equity in net income (loss) of investees is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14 (whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through other Means.) the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results improved to income of $464,000 for the three month period ended April 1, 2006 from a loss of $73,000 for the comparable period in the prior year. Likewise the Company’s allocated portion of PTI’s results improved to income of $1.1 million from a net loss of $196,000 for the nine month periods ended April 1, 2006 and March 26, 2005 respectively. These improved results can be attributed to the improvement in the China telecommunications and consumer product markets that PTI serves and acceptance of PTI’s new product introductions by PTI’s customers. The Company’s allocated portion of Azer’s financial results prior to eCERA acquiring the remaining 50% on February 6, 2006 during the three month period ended April 1, 2006 was a gain of $19,000 and a loss of $16,000 for the nine month period ended April 1, 2006. Azer’s financial results ceased to be accounted for under the equity method after the remaining 50% of the Company was acquired by eCERA and accordingly its financial results were and will continue to be consolidated from February 6, 2006. In addition the Pericom Semiconductor Hong Kong Limited results for the three month and nine month period ended April 1, 2006 was a loss of $11,400 and a loss of $41,200 respectively.

Liquidity and Capital Resources

As of April 1, 2006, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $128.3 million as compared with $143.3 million on July 2, 2005. On September 7, 2005, the Company purchased for approximately $29.4 million, a 99.93% ownership position in eCERA Comtek Corporation of Taiwan. The purchase price consisted of approximately $14.7 million in cash of which $12.3 million was paid on September 7, 2005 and the remaining $2.3 million was paid in October 2005, and assumption of debt of approximately $14.9 million. eCERA and its 50% owned subsidiary, AZER Crystal Technology Co, Ltd. have been a key supplier to the Company of quartz crystal blanks and crystal oscillator products. As part of the eCERA acquisition the Company was given the option to purchase the remaining 50% of Azer. The Company on February 6, 2006 purchased the remaining 50% of Azer for approximately $1.5 million in cash consideration and debt assumed of $1.8 million.

As of April 1, 2006, $27.8 million is liquid and classified as cash and cash equivalents compared with $20.9 million as of July 2, 2005. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the nine month period ended April 1, 2006, the Company spent approximately $3.4 million on property and equipment compared to $2.2 million for the nine month period ended March 26, 2005. Interest rates continue to trend upwards as a result of actions taken by the Federal

Reserve Board. For this reason despite a decrease in total capital available for investment the Company was able to generate approximately $2.7 million of net interest income in both the nine month periods ended April 1, 2006 and March 26, 2005. Higher return on invested capital contributed to interest income remaining the same despite a decrease of $14.1 million in cash and cash equivalents and short-term investments when comparing the nine month periods ended April 1, 2006 and March 26, 2005. In the longer term the Company may generate less interest income if its total invested balance continues to decrease and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $8.6 million in the nine months ended April 1, 2006 was primarily a result of net income of $3.9 million, a reduction in net inventories of $1.0 million, depreciation and amortization of approximately $3.8 million, non-cash stock based compensation expense of $929,000 as well as an increase in accrued liabilities of $579,000. These factors were partially offset by an increase in accounts receivable of approximately $1.0 million and non-cash income of approximately $1.1 million from equity of net income from investees. The reduction in net inventories during the nine month period ended April 1, 2006 is due to a combination of tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2006 as well as reserving inventory that has become excess and obsolete. The increase in accounts receivable during this period was primarily due to increasing sales and the addition of the receivables from the eCERA and Azer acquisition. The increase in non-cash stock based compensation expense is the result of the Company’s adoption of FAS 123(R) that commenced during the quarter ended October 1, 2005. The Company’s net cash used in operating activities of $34,000 in the nine months ended March 26, 2005 was primarily due to a net loss of $246,000, a $1.8 million decrease in accounts payable, a decrease in accrued liabilities of $322,000, and a $2.9 million increase in accounts receivable, a $407,000 decrease from the loss on the sale of an asset, which were partially offset by depreciation and amortization of $2.9 million and change in inventory of $2.9 million.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash provided in investing activities of $2.7 million for the nine months ended April 1, 2006 was primarily due to the Company’s maturities of short term investments exceeding purchases of short-term investments by $21.7 million, partially offset by cash paid for the eCERA acquisition totaling $13.1 million, cash paid for the Azer acquisition of $1.5 million, $3.4 million used to purchase additional property and equipment for the Company, and the change in restricted cash balance of $863,000. The Company’s cash used in investing activities of $6.3 million for the nine months ended March 26, 2005 was primarily due to purchases of short-term investments exceeding maturities by $6.4 million, purchases of property and equipment of $2.2 million, which were off-set, in part, by proceeds from the sale of property and equipment of $1.9 million.

The Company’s cash used in financing activities in the nine months ended April 1, 2006 of $4.4 million was primarily due to principal payments on short-term, long-term debts and capital leases of approximately $7.8 million from debt obligations from eCERA as well as repurchases of common stock of $3.9 million which were offset in part by $5.4 million in proceeds from short and long term debt and $1.7 million in proceeds generated from the sale of common stock from the Company’s employee stock plans. The Company’s cash provided by financing activities in the nine months ended March 26, 2005 of $2.0 million was primarily due to proceeds of approximately $1.0 million from the sale of common stock from the Company’s employee stock plans which was largely off-set by repurchases of common stock of $1.7 million and payment of a bank loan of approximately $1.3 million.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of April 1, 2006, the Company has repurchased an aggregate of 1,072,087 shares at a cost of approximately $9.1 million. The Company repurchased 450,000 shares during the nine months ended April 1, 2006 at an approximate cost of $3.9 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at April 1, 2006 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$8,210	$1,119	$2,000	$2,058	$3,033
Notes payable	14,412	10,032	4,048	204	128

Operating lease obligations	$22,622	$11,151	$6,048	$2,262	$3,161

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements, defined by Regulation S-K item 303(a)(4), other than operating leases.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be reasonable given the circumstances. Actual results may vary from our estimates.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable, and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three and nine months ended April 1, 2006 the majority of our sales were to distributors.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six month period. The contractual stock rotation applies only to shipments at our book price. Asian distributors typically buy our product at less than our book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege earned by our distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their estimated stock rotation percentage.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In addition, the Company also has other intangible assets resulting from the acquisition of eCERA which includes trade name, core developed technology, customer relations and goodwill. Accordingly, SFAS No. 142 requires that goodwill be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also tests other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill other intangible assets existed in the three and nine month period ended April 1, 2006 other than that incurred as a result of the eCERA acquisition and detailed in Note 3 to the Condensed Consolidated Financial Statements in PART I, Item I of this report on Form 10Q.

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

STOCK BASED COMPENSATION. Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations and statement of cash flows in the period such changes are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 1, 2006 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $100.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of April 1, 2006, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of April 1, 2006.

At December 31, 2005, the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements, did not operate effectively, representing a material weakness in the operation of internal controls over financial reporting. This material weakness related to accounting reporting from the Company’s eCERA Comtek Corporation subsidiary. The Company acquired eCERA, which is based in Taiwan, on September 7, 2005. The Company is still addressing the integration and consolidation of the accounting and financial reporting of eCERA with that of the Company. During the quarter ended December 31, 2005, the Company detected and corrected accounting errors from eCERA in the following areas: the misclassification of debt between short and long term debt obligations; the failure to break out restricted cash from the cash accounts; the incorrect classification of a contract cancellation fee; and the accounting for the currency translation of fixed assets at the historical foreign currency exchange rate as opposed to the current foreign exchange rate. Although these accounting errors were corrected, the Company concluded that, in light of the number of such errors, they represented a material weakness in the internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

With respect to the material weakness in the operation of internal control over financial reporting identified during the quarter ended December 31, 2005, management made the following changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented changes in the internal control over financial reporting during the quarter ended April 1, 2006 to address the material weakness identified during the quarter ended December 31, 2005, which weakness related in general to the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements. The control activities, which are discussed below, are reasonably likely to materially affect our internal control.

•	As part of the Company’s monthly and quarterly closing procedures, controls were implemented to ensure that proper reviews of subsidiary financial statements, trial balance and disclosures are carried out each month and quarter.

•	One chart of accounts will be maintained at the corporate level. A centralized chart of accounts will be used for consolidations. Requests for new accounts will be authorized and maintained at the corporate level.

•	Consolidated results will have multiple-level reviews with subsidiary financial statements and trial balance for consistency, omissions and balances.

•	Regular communication and conference calls have been set up to discuss accounting, U.S. GAAP and close-related issues. These meetings will highlight any potential accounting or business items that should be discussed prior to the month-end or quarter-end close.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;

•	changes in the average selling price of our products;

•	general conditions in the semiconductor industry;

•	currency fluctuation that effect our foreign subsidiaries;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix and eCERA product line, which we acquired on October 1, 2003 and September 7, 2005 respectively;

•	expenses incurred respectively in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

Our acquisition of eCERA, Azer , and other potential future acquisitions may not be successful.

On September 7, 2005, we acquired from Aker Technology of Taiwan its eCERA frequency control products subsidiary (“eCERA”). eCERAand its subsidiary Azer has been a key supplier of our frequency control products business unit for several years. In general, we have not previously manufactured our products but have instead depended upon third party manufacturers, such as eCERA, to manufacture them. Thus, since we have not previously operated a manufacturing operation, there can be no assurance that we will be able to operate it successfully.

The eCERA acquisition and other potential future acquisitions could result in the following:

•	large one-time write-offs;

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions as anticipated;

•	the risk of diverting the attention of senior management from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;

•	the risk that our markets do not evolve as anticipated and that the technologies and capabilities acquired do not prove to be those needed to be successful in those markets;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and

•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses;

•	Foreign currency exchange rate risk.

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

We determined that we had a material weakness in our internal control over financial reporting as of July 2, 2005, October 1, 2005, and at December 31, 2005, all of which we have implemented procedures to remediate. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are fairly stated in all material respects. The existence of one or more material weaknesses could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

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

We have performed the system and process documentation and evaluation needed to comply with section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Through such evaluation the Company has previously identified material weaknesses in its internal control over financial reporting. On July 2, 2005, it identified a material weakness relating to the accounting for certain research and development costs. On October 1, 2005, it identified a material weakness relating to procedures for inventory review. On December 31, 2005, it identified material weaknesses relating to the controls over the process of consolidating the results of its subsidiaries.

The Company believes that it has implemented measures that remediate all of the material weaknesses that there can be no assurance, however, that other material weaknesses will not be identified in the future.

If further material weaknesses in our internal control are identified, this could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Customer demand for the Company’s product is volatile and difficult to predict.

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

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. and MagnaChip in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In fiscal 2005, 2004 and 2003 we purchased approximately 43%, 75% and 72%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd (“Chartered”). Also in fiscal 2005, 2004 and 2003 we purchased approximately 43%, 16% and 14% respectively, of our wafers from MagnaChip. In fiscal 2005, five other suppliers manufactured the remainder of our wafers. In fiscal 2004, only four other suppliers manufactured the remainder of our wafers. In fiscal 2003, three other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling six month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers’ internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

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

We compete with others to attract and retain key personnel and any loss of or inability to attract key personnel would harm us.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we hold over 91 patents covering certain aspects of our product designs and have at least 25 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A large portion of our revenue is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SaRonix, Inc. and eCERA the concentration of top customers has been reduced, as the top customers of SaRonix, Inc. and eCERA are somewhat different than those of our core integrated circuit business. There were two direct customers, both distributors that accounted for more than 9% of net revenues during the quarter ended April 1, 2006. For the quarter ended March 26, 2005 there were two direct customers, both distributors, that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the quarter ended April 1, 2006 totaled 31.8%, and was 48.5% for the quarter ended March 26, 2005.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the quarter ended April 1, 2006 sales to our distributors were approximately 53% of net revenues as compared to approximately 49% of net revenues in the same quarter ended March 26, 2005. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 to January 28, 2006	—	—	922,087	1,077,913
January 29, 2006 to February 25, 2005	28,461	$9.42	950,548	1,049,452
February 26 to April 1, 2006	121,539	$9.25	1,072,087	927,913

Total	150,000	$9.28

In October, 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of April 1, 2006, the Company has repurchased an aggregate of 1,072,087 shares at a cost of approximately $9.1 million. The Company repurchased 150,000 shares during the three months ended April 1, 2006 at an approximate cost of $1.4 million.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: May 16, 2006	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer