Form 10-K
period 2006-07-01
PERICOM SEMICONDUCTOR CORP
filed 2006-09-14
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 1, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              to

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 North First Street San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section B or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on September 11, 2006 as reported by the NASDAQ National Market was approximately $244,904,310. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 11, 2006 the Registrant had outstanding 26,053,650 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 2006, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended July 1, 2006

PART I

ITEM 1. BUSINESS

We design, develop and market high-performance interface integrated circuits, or ICs, and frequency control products, or FCPs, used in many of today’s advanced electronic systems. Interface ICs, such as interface logic, switches and timing management products, transfer, route and time electrical signals among a system’s microprocessor, memory and various peripherals and between interconnected systems. Frequency control products are electronic components used as time and frequency clocks in electronic products ranging from computers and telecommunications switching equipment to cell phones and televisions. Our interface products increase system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, multi-media video networks, mobile phones and wireless base stations. We offer products that increase bandwidth by widening the data path, or bus (enlarging the pipe), increasing the data rate (increasing the flow rate through the pipe), or allowing multiple, simultaneous transactions on the bus. We offer analog video switch products that provide high resolution and are capable of multiplexing multiple video components with excellent cross-talk and off-isolation features for today’s multi-media video network systems. Our analog audio switch products with optimum combination of low voltage, small package and low resistances, are addressing today’s need for high fidelity sound systems in cell phones and PDA applications.

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

The development of high-performance personal computers, the requirement for higher network performance and the increased level of connectivity among different types of electronic devices have driven the demand for high-

speed, high-performance interface circuits to handle the transfer, routing and timing of digital and analog signals at high speeds with minimal loss of signal quality. High-speed signal transfer is essential to fully utilize the speed and bandwidth of the microprocessor, the memory and the LAN or WAN. High signal quality is equally essential to achieve optimal balance between high data transmission rates and reliable system operation. Without high signal quality, transmission errors occur as bandwidth increases. The same market pressures imposed on microprocessors drive the market requirements for interface circuits: this includes higher speed, reduced power consumption, lower voltage operation, smaller size and higher levels of integration.

Our interface and timing products are used to increase system bandwidth in applications such as servers, network switches and routers, storage area networks, wireless base-stations, and notebook computers. By widening the data path (widening the pipe) and increasing the clock rate (increase the flow rate through the pipe), bandwidth is increased. We are pioneering technology in each of these areas. An excellent example is our development and implementation of PCI Express technology, which has been utilized across both our interface and timing product areas. PCI Express is a new industry standard serial protocol which was developed to offer higher bandwidth to and from the Microprocessor (CPU) and peripheral devices, such as Ethernet, USB, video, and other types of connectivity. Almost every market segment and end product application is adopting PCI Express as the new high speed signal path. PCI Express, as a serial signal, offers many times the bandwidth of PCI and allows new cost effective means to send high speed signals longer distances for applications, such as External PCI Express. However, this expanded bandwidth comes at a price. Signal quality and integrity becomes difficult to maintain as signal frequencies routinely exceed 1, 2, and even 3 Gigabits per second.

The problems associated with signal quality that must be addressed by the interface ICs are magnified by increases in the speeds at which interface ICs must transfer, route and time electrical signals, the number of interconnected devices that send or receive signals, and the variety of types of signals processed by the interface ICs. The most significant performance challenges faced by designers of interface ICs are the requirements to transfer signals at high speed with low propagation delay, minimize signal degradation such as “noise,” “jitter,” and “skew” and reduce electromagnetic interference (“EMI”). Minimizing propagation delay, sources of signal degradation and interference is needed to enable today’s state-of-the-art electronic systems to function reliably.

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

With processing power continuing to double every 18 months (Moore’s law), the speed at which microprocessors can access memory becomes the system bandwidth constraint in high-speed computing. We have developed solutions with market leaders to support higher speed processor-memory interfacing to support the Double Data Rate (“DDR” and “DDR II”) SDRAM, both on the system motherboard and memory modules.

In server applications, we support higher system bandwidth through the use of bus switches to isolate the system’s memory modules from the bus when they are not being addressed. Our interface products are also used to enable live-insertion of PCI boards (“hot-swapping”). This prevents system downtime when boards need to be replaced. We have similar products for hot-docking notebook computers and our products are used in the majority of the notebook computers on the market today.

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

New high-end cell phone applications require low voltage, small packages and very low resistance to provide the highest fidelity sound. We address this market with our analog audio switch products that offer one of the smallest packages (TQFN), low resistance (0.4), low voltage (1.8V), and very low power consumption for extended battery life.

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

Market Focus: Our market strategy is to focus on certain high-growth, high-performance segments of the computing, communications and consumer markets. Currently, we design and sell products for specific high-volume applications within these target markets, including notebook computers, PC servers, storage, networking equipment, wireless and wireline telecommunications infrastructure, cellular telephones and other mobile terminal devices, and digital television, set-top box and other related consumer devices. Our customers and end-users of our products include a number of leading OEMs in each market:

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

Customer Focus: Our customer strategy is to use a superior level of responsiveness to customer needs to continually expand our customer base as well as sell a wider range of products to our existing and targeted new customers. Key elements of our customer strategy are:

•	Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs or FCPs will be incorporated into a new system design. Our understanding of our customers’ requirements combined with our ability to develop and deliver reliable, high-performance products within our customers’ product introduction schedules has enabled us to establish strong relationships with many leading OEMs.

•	Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and have been ISO-9001 certified since March 1995. We also endeavor to be a good corporate citizen, required by many customers, with solid environmental and other processes and we received our ISO 14001 Environmental Management System certification in 2004.

•	Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next-generation products, we have often been able to substantially increase our overall volume of business with those customers. With larger customers we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

•	Responding to our customer requirements is one of the highest priorities of Pericom. In order to accomplish this, several years ago we implemented an automated quoting system from Azerity, a leader in e-business solutions. Pericom can respond very quickly to our customer needs and offer them superior service. With the implementation of Azerity’s ProChannel, Pericom has also been able to streamline a number of internal procedures.

•	Maintain a comprehensive and intuitive web site with all required documentation needed by our customers.

Technology Focus: Our technology strategy is to maintain a leading position in the development of new, higher-performance interface and timing IC products by continuing to design additional core cells that address the more challenging problems of signal interface as electronic systems become faster and require lower power and voltages. Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We are working closely with our wafer suppliers to incorporate their advanced CMOS process technologies to improve our ability to introduce next generation products expeditiously. We are continuing to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

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

Manufacturing Focus: Our manufacturing strategy is closely integrated with our focus on customer needs. Central to this strategy is our intent to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially processed wafer. Accordingly, we keep inventory in the form of wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as two to four weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die bank, which can become finished product in two weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and Magnachip Semiconductor, Inc. (“Magnachip”). We are maintaining our relationship with New Japan Radio Corporation (“NJRC”) for some of our products that are manufactured in high-voltage CMOS processes. Also, in fiscal 2004, we qualified Semiconductor Manufacturing International Corporation (“SMIC”) to produce our products.

For frequency control products, our Asian supplier relationships provide a significant competitive advantage through a highly efficient design transfer process, in combination with strict quality standards and low-cost labor. High quality standards are maintained and all subcontractor plants are ISO 9000 certified. A major supplier relationship has existed since 1978 with Elcom, a Korean-owned supplier of crystals and oscillators and its Yantai, China manufacturing facility. In addition, on September 7, 2005, the Company purchased a 99.93% ownership position in eCERA Comtek Corporation (“eCERA”) of Taiwan. eCERA and its subsidiary, Azer Crystal Technology Co, Ltd. (“Azer”) have been key suppliers of quartz crystal blanks and crystal oscillator products. With this acquisition, the Company secured access to a top caliber FCP factory to accelerate the development of advanced FCP products and availability of high volume, cost competitive surface mount capability to support our top OEM customers.

Strategic and Collaborative Relationships Focus: We pursue a strategy of entering into new relationships and expanding existing relationships with companies that engage in the product design, manufacturing and marketing of ICs and frequency control products. We believe that these relationships have enabled us to access additional design and application expertise, accelerate product introductions, reduce costs and obtain additional needed capacity. In product design, we have engaged Pericom Technology, Inc., an affiliated company, and other design houses to develop interface ICs as a means of rapidly expanding our product portfolio. We have established collaborative relationships with leading wafer manufacturers that have high performance digital core libraries that we can use in our future products. We have also made strategic investments in several companies with whom we have obtained rights to certain technologies and are engaged in collaborative research and development.

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

SiliconConnect™ Family

Pericom’s SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges, our recently introduced PCI Express Bridges and Packet Switches, as well as our LVDS family of high-speed differential drivers, receivers, and transceivers.

PCI Express (PCIe) is the next generation replacement for PCI. PCIe is a serial, high speed technology, which offers many advantages over the parallel bus based PCI technology. PCIe is being adopted across all market segment applications, and Pericom PCIe products actively target all major PCIe based applications. In fiscal 2006, there continued to be overall growth of over 70% of the Connect product line, mainly from PCI bridge products.

In fiscal 2006, Pericom began introducing its PCI Express (PCIe) products to key customers in Computing, Communications, and Consumer markets. By the end of fiscal 2006, the Connect Product Group had introduced both PCIe Bridge and PCIe Packet Switch functions for customer evaluation. Many of the same applications used by PCI will also transition to PCIe over time, including industrial PCs and other computers, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches.

We offer a comprehensive LVDS product portfolio that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This low-voltage differential signaling (LVDS) standard offers a number of improvements over the older emitter-coupled logic, or ECL, and pseudo emitter-coupled logic, or PECL, in applications requiring lower power consumption and noise.

SiliconSwitch™ Family

Through our SiliconSwitch product line, we offer a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multi-media applications. Historically, systems designers have used mechanical relays and solid-state relays which have significant disadvantages as compared to IC switches. Mechanical relays are bulky, dissipate significant power and have very low response times, while solid-state relays are expensive.

ASSP Switch: We offer a line of application specific standard products, or ASSP, switches for LAN, Video, PCI Express, USB, and DVI/HDMI applications. The LAN switches address the high performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. The latest video switches the Company launched address the HDMI (High-Definition Multimedia Interface) Rev. 1.2 standard. We are also marketing our PCI Express signal switches for Desktop PC, Gaming stations, Servers and Storage applications. We continue to expand our innovations in this area to address next generation Networking and Media platforms.

Analog Switches: We offer a family of analog switches for low-voltage (1.8-volt to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, we offer 3-volt low R-on 0.4-ohm switches. To complement this low-voltage family we also offer higher voltage (17-volt) analog switches for applications requiring higher signal range, such as instrumentation, telecommunications and industrial controls.

Digital Switches: We offer a family of digital switches in 8-, 16- and 32-bit widths that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (as low as .2 microamps) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots, and multiple memories, and hot-plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have products at 2.5-volt and 3.3-volt offering industry-leading performance in switching times, and low capacitance for bus isolation applications.

SiliconInterface™ Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface. We have launched a Re-Driver family that conditions signals and ensures signal integrity in today’s very high-speed protocols. SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices. Our legacy high- performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

Re-Driver / Signal Conditioners: With the adaptation of high-speed PCI Express serial bus architecture at 2.5Gbps rates, systems designers are confronted with challenges associated with maintaining clean eye-pattern signal integrity at the receiver end points. The signal attenuation loss increases in almost an exponential form as trace lengths increase in a signal path using high-speed differential signaling. Pericom’s industry unique Re-Driver family of products boost signals by combining programmable equalization and de-emphasis techniques at the transmit and receive points, respectively, on a signal path to ensure good signal integrity at the end points.

Through this line of products, the Company offers a broad range of Re-Drivers to manage PCI Express, SATA, SAS, XAUI, and Fibre Channel signal protocols, for such applications as Servers, Storage, and Notebook/Docking stations. Another benefit to systems designers is that they can now use Pericom Re-Drivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. Pericom has over ten revenue generating customers designing with our Re-Driver product line including.

1.8-Volt/3.3-Volt ULS: Bi-directional signal translation requirements have become more prevalent because of new technology needing to function with legacy designs. As such, level-shifting solutions have evolved into more advanced devices. While the traditional voltage translators require direction control signals, Pericom’s ULS (Universal Level Shifter) products addresses the need for voltage translation between 1.8-volts and 3.3-volts without any direction control signals. These voltage translators are ideal for mobile, test equipments, servers, telecom applications.

1.8-Volt/2.5-Volt Logic: Our 1.8-volt and 2.5-volt product families offer a family of products with high output current offering sub-2.5 nanosecond propagation delays low power consumption. We also have a lower balanced drive family with a propagation delay of less than 2 nanoseconds to support high-speed processor-memory interfacing and a balanced drive family optimized for low-noise operation at very low voltages. We also offer application specific logic functions that support next generation memory module applications associated with the Server markets such as DDR II.

3.3-Volt Logic: To support the trend toward lower system voltages for higher silicon integration, from 8-Bit to 32-Bits, system performance and power savings, we offer 3.3-volt interface logic to address a range of performance and cost requirements with very low power consumption. Our ASIC design methodology and existing cell based designs contribute to our rapid product development in this area.

5-Volt Logic: Our high-speed 5-volt interface logic products in 8- and 16-bit configurations address specific system applications, including a “Quiet Series” family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a “Balanced Drive” family with series resistors at output drivers to reduce switching noise in high-performance computers. We continue to provide a complete portfolio of 5-volt FCT logic products that supports many legacy data communications and telecommunications switch platforms.

Gates: These products operate from 1.65-volt to 5-volt to address the interface needs associated in many applications. We continue to tap into new product markets in the areas of communication, PC peripherals, and consumer digital systems.

SiliconClock™ Family

In high bandwidth systems data transfer needs to be synchronized, creating a demand for timing products. Our timing products provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches to televisions. As systems continue to grow in processing power and complexity, the demand for these products is expected to accelerate. The requirement for precision will also increase as timing margins shrink in higher bandwidth systems.

Through our SiliconClock IC product line, we offer a broad range of general-purpose solutions including voltage control crystal oscillators (VCXO), clock buffers, zero-delay clock drivers, frequency synthesizers and programmable clock products for a wide range of microprocessor systems, as well as a number of ASSP markets like laser printers, registered memory modules, storage area networks, servers, networking, and set-top boxes.

Clock Buffers and Zero-Delay Clock Drivers: Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.5-volt, 1.8-volt, 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. We also provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt, 3.3-volt, 2.5-volt and 1.8-volt zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Timing products to support the 2nd generation double date rate (DDR II) memory technologies are available today.

Voltage Controlled Crystal Oscillators (VCXO): We offer a family of VCXO IC products targeted at the set-top box, digital video recorder (DVR), digital TV (DTV), and surveillance equipment markets. Our VCXO products feature low phase noise, high frequency capabilities, wide pull range, and different output standard levels. These products also leverage customizable bases which include on-board PLL’s and I2C interfaces for rapid prototyping. Our VCXO products use our own SaRonix crystals to guarantee optimum performance.

Clock Frequency Synthesizers: Clock frequency synthesizers generate various output frequencies using a single input frequency source and are used to provide critical timing signals to microprocessors, memory and peripheral functions. Our clock synthesizers support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications. For computing applications we provide PCI Express clock synthesizers for server, notebook and desktop PC applications. For high performance networking and storage applications, we have high frequency clock synthesizers targeted up to 300MHz with very low jitter. For emerging networking and consumer platforms with PCI Express interface, we provide PCI Express reference clock generators. For consumer applications like digital TV, and digital set-top boxes we have developed a line of high-performance audio and video clocks. We have also developed spread-spectrum clock generators used for reducing Electro Magnetic Interference (EMI) in graphics and video applications. We also offer an ASSP clock synthesizer developed specifically for laser printer products.

Programmable Clocks: In large computing and communications systems, customers need to provide precise timing across large printed circuit boards, or PCBs. At the very high frequencies used today, these large PCB traces can result in significant timing delays, and matching these delays (or timing skew) can be a significant challenge for the system designer. We have responded to this challenge with a family of programmable skew clock products.

Frequency Control Products (SaRonix™)

Frequency control products include crystals, a passive device that resonates at a precise frequency, and crystal oscillators, a circuit assembly comprising a crystal and accompanying electronic circuitry providing very stable output frequency. Crystals and crystal oscillators are essential components used in a wide variety of electronic devices. A unique characteristic of quartz crystals is their ability to resonate at stable and precise frequencies. There are three general categories of oscillator products. Uncompensated oscillators are crystal-controlled oscillators in their simplest form, sometimes referred to as a “clock oscillator”. Crystal oscillators are used primarily in networking, telecommunication, wireless, and computer/peripheral applications. Voltage controlled crystal oscillators (VCXOs) are frequency tunable crystal stabilized oscillators that are voltage controlled and generally operates below 1 GHz. These oscillators are primarily used for synchronization in data networking and communications applications. Temperature compensated crystal oscillators (TCXOs) are temperature compensated oscillators that incorporate a temperature sensor and use circuitry to maintain the desired frequency under changing temperature conditions. TCXOs are used in wireless products such as cell phones, GPS and base stations.

The ultra-miniature ceramic package crystal and clock oscillator are tailored for densely populated applications such as the mobile phone, portable multimedia player, PDA, GPS module, networking equipment, and hard disk drive. The ultra-miniature package allows system designers to overcome the physical space constraint of integrating more features into portable applications. The set of available frequencies supports various industry standard protocols and applications.

The xP series of crystal clock oscillators (XO) features the very latest in oscillator circuit design techniques. Based on a proprietary patented technology that combines Pericom silicon with SaRonix quartz, the xP oscillators are designed for improved reliability and lower jitter for high-frequency 2.5V & 3.3V, LVCMOS &LVPECL clock applications. The product is drop-in compatible with existing Overtone, SAW, and PLL-based oscillator solutions in 5x7mm packages, yet is designed for competitive advantages against legacy technologies in primary application-critical categories with exceptional reliability, tighter stability and lower jitter. These high frequency clock oscillators are used in various networking standards platforms such as 1/10 Gigabit Ethernet, Fibre Channel, SONET/SDH, SATA, SAS and PON.

CUSTOMERS

The following is a list of some of our customers and end-users:

Computer	Telecommunications	Digital Media
Asustek	Avaya	ChangHong
Brocade	Huawei	Haier
Dell	Lucent	Hitachi
Fujitsu	Motorola	Sharp
Hewlett Packard	Nortel	Skyworth
IBM	UT Starcom	Sony
Intel	ZTE	TCL
Inventec		Toshiba
LG	Mobile Terminal
NEC	Garmin	Contract Manufacturing
Quanta	LG	Celestica
Sony	Samsung	Flextronics
Sun	UTStarcom	Foxconn
Toshiba	ZTE	Jabil
Wistron		SCI-Sanmina
Solectron

Networking Equipment	OEMs & Peripherals	Other FCP Customers
3 Com	Echostar	Primary
Accton	Hewlett Packard	Wistron NeWeb Corp.
Delta	Lexmark	Banner Span Co. Ltd.
D-Link	Seagate	Cameo
Cisco	Xerox	Alpha Networks, Inc.
Huawei-3Com

Our customers include a broad range of end-user customers and OEMs in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels. In fiscal 2006, our direct sales to one international distributor accounted for approximately 11% of net revenues and direct sales to our top five customers accounted for approximately 36% of net revenues. In addition there was no single end-user customer who accounted for greater than 10% of net revenues for fiscal year ended July 1, 2006. In fiscal 2005, our direct sales to two international distributors accounted for approximately 14% of net revenues each and direct sales to our top five customers accounted for approximately 45.8% of net revenues. In addition there was one end-user customer who accounted for greater than 10% of net revenues for fiscal year ended July 2, 2005. In fiscal 2004, our direct sales to an international distributor accounted for approximately 11% of net revenues and direct sales to our top five customers accounted for approximately 41% of net revenues. In fiscal 2004, no end-user customers individually accounted for more than 10% of net revenues. See ITEM 1A “ Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.”

Contract manufacturers are important customers for us as systems designers in our target markets are continuing to outsource portions of their manufacturing. In addition, these contract manufacturers are continuing to play a vital role in determining which vendors’ products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. This family of core cells has been developed over several years and contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. We have been granted 103 U.S. patents and have at least 20 U.S. patent applications pending. Another advantage of this modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.8-, 0.6-, 0.5-, 0.35-, 0.25-, 0.18-micron CMOS process technologies and are currently developing new products using 0.13-micron technology. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 39% of our net revenues in fiscal 2006, 51% of our net revenues in fiscal 2005, and 58% of our net revenues in fiscal 2004. Our major distributors in the United States include All American Semiconductor, Arrow Electronics, Inc., Future Electronics and Nu Horizons Electronics. Our major international distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore), and Techmosa (Taiwan).

We have four regional sales offices in the United States and international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan, and the United Kingdom. International sales comprised approximately 80.6% our net revenues in fiscal 2006, approximately 78% of our net revenues in fiscal 2005, and approximately 71% of our net revenues in fiscal 2004. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2006; 2005; and 2004 – Net Revenue” in Item 7 of this Annual Report on Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and also in Taiwan.

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

MANUFACTURING

We have adopted a fabless IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with which we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered Semiconductor Manufacturing Pte, Ltd., Taiwan Semiconductor Manufacturing Corporation, MagnaChip, Inc and CSMC. We have also used New Japan Radio Corporation as a foundry. In fiscal 2004, we qualified Semiconductor Manufacturing International Corporation as a foundry. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We primarily rely on foreign subcontractors for the assembly of our products and, to a lesser extent, for the testing and packaging of our finished products. Some of these subcontractors are our single source supplier for certain new packages. We perform some testing and packaging of our finished products in our in-house manufacturing facility.

For the manufacture of FCPs we have established relationships with selected Asian factories the primary of which are Chungho Elcom in Inchon, South Korea and Yantai Chungho in Yantai, China as well as factories in Taiwan and Japan. We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market. We have established an operations department based in Asia to pursue lower cost packaging techniques and to monitor and modify manufacturing processes to maximize yields and improve quality. Further, through our acquisition of eCERA on September 7, 2005, we have acquired a frequency control products and crystal blank manufacturing facility. This acquisition has enabled the Company to accelerate the development of advanced FCP products and should make available to us the high volume, cost competitive surface mount capability to support our top OEM customers.

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

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor Int’l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Philips, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of Asics and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron, Connor Winfield, Raltron, Fox, Ecliptek, Mtron, Epson, KED, KDS and NDK. There is a second group of competitors in China that primarily pursue the lower end of the FCP market with limited technical content products. However, they have limited sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong, and Taiwan and FCP development is done in San Jose, California and in Taiwan. Research and development expenses were $ 15.5 million in fiscal 2006, $15.8 million in fiscal 2005, and $14.2 million in fiscal 2004. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 103 patents covering certain aspects of our product designs, with various expiration dates through August 2023, and we have at least 20 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of July 1, 2006, we had 544 full-time employees, including 81 in sales, marketing and customer support, 274 in manufacturing, assembly and testing, 118 in engineering and 71 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no employee is represented by a labor organization. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements. We make available on our website at http://www.pericom.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the Securities Exchange Commission.

ITEM 1A: RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for the Company’s technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of SaRonix or eCERA and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and else ware in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;

•	changes in the average selling price of our products;

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix product line, which we acquired on October 1, 2003;

•	the operating results of eCERA, which we acquired on September 7, 2005;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us;

•	increased research and development expenses associated with new product introductions or process changes; and

•	currency fluctuations.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int’l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Philips, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

The recently issued Statement of Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payments” required the company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The adoption of this statement resulted in a negative impact on the Company’s future results of operations. In general, from time to time, the government, courts and the financial accounting boards may issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

The Company believes that it has implemented measures that remediate all of the material weaknesses but there can be no assurance, however, that other material weaknesses will not be identified in the future.

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

In fiscal 2006, 2005 and 2004 we purchased approximately 43%, 43% and 75%, respectively, of our wafers from Chartered Semiconductor Manufacturing Ltd. Also in fiscal 2006, 2005 and 2004 we purchased approximately 41%, 43% and 16% respectively, of our wafers from MagnaChip. In fiscal 2006, three other suppliers manufactured the remainder of our wafers. In fiscal 2005, five other suppliers manufactured the remainder of our wafers. In fiscal 2004, only four other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 103 patents covering certain aspects of our product designs and have at least 20 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA, we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See ITEM 1A “Risk Factors; Factors That May Affect Operating Results – Our Acquisition of eCERA And Other Potential Future Acquisitions May Not Be Successful.”

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of eCERA Comtek Corporation, the concentration of our largest customers has been reduced, as the largest customers of eCERA Comtek Corporation are somewhat different than those of our core integrated circuit business and existing FCP business. There was one direct customer, an Asian distributor that individually accounted for more than 10% of net revenues during the fiscal year ended July 1, 2006. There were two direct customers, both Asian distributors, that individually accounted for more than 10% of net revenues during the fiscal year ended July 2, 2005. For the fiscal year ended June 26, 2004, there was one direct customer that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the fiscal year ended July 1, 2006 totaled 36%, the year ended July 2, 2005 totaled 46%, and was 41% for the fiscal year ended June 26, 2004.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended July 1, 2006 sales to our distributors were approximately 39% of net revenues as compared to approximately 51% of net revenues in the fiscal year ended July 2, 2005, and 58% for the fiscal year ended June 26, 2004. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal year 2006, approximately 63% of our net revenues derived from sales in Asia and approximately 17% from net sales outside of Asia and the United States. In fiscal year 2005, approximately 68% of our net revenues derived from sales in Asia and approximately 6% from net sales in Europe. In fiscal year 2004, approximately 61% of our net revenues derived from sales in Asia and approximately 6% from net sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

On March 6, 2002, we adopted a shareholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that otherwise might be in the best interests of our shareholders. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of March 21, 2002. Each right entitles shareholders to purchase one one-hundredth of our Series D Junior Participating Preferred Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease approximately 76,410 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. This property is leased through December 2013, and has renewal options. We also own, through our eCERA subsidiary, a manufacturing facility near Taipei, Taiwan. We also have leased North American sales offices located in Illinois as well as International sales offices in Hong Kong, Japan, Korea, Singapore, Taiwan, and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2007.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

The Common Stock of the Company began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the policy of the Company to reinvest earnings of the Company to finance expansion of the Company’s operations and to repurchase shares of its Common Stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock on the NASDAQ National Market. As of July 1, 2006 there were approximately 4,470 holders of record of the Company’s Common Stock. During fiscal year 2006, the Company did not sell any unregistered securities.

	High	Low
Fiscal year ended July 2, 2005:
First Quarter	$10.50	$9.26
Second Quarter	9.99	8.60
Third Quarter	9.63	8.11
Fourth Quarter	8.58	7.63

Fiscal year ended July 1, 2006:
First Quarter	9.50	8.29
Second Quarter	8.95	7.15
Third Quarter	9.90	7.97
Fourth Quarter	10.43	7.74

SHAREHOLDER RIGHTS PLAN

On March 6, 2002, the Company adopted a shareholder rights plan and, in connection with the plan, the Company has filed a Certificate of Designation designating the rights, preferences and privileges of a new Series D Junior Participating Preferred Stock. Pursuant to the plan, the Company issued rights to its stockholders of record as of March 21, 2002, entitling each stockholder to the right to purchase one one-hundredth of a Series D Junior Participating Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

STOCK REPURCHASE PLAN

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
April 2, 2006 – April 29, 2006	—	—	1,072,087	927,913
April 30, 2006 – May 27, 2006	150,000	$8.83	1,222,087	777,913
May 27, 2006 – July 1, 2006	150,000	8.51	1,372,087	627,913

Total	300,000	$8.67

In October 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of July 1, 2006, the Company has repurchased an aggregate of 1,372,087 shares at a cost of approximately $11.7 million. The Company repurchased 750,000 shares during the fiscal year ended July 1, 2006 at an approximate cost of $6.5 million.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Financial Statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Statement of Operations Data for each of the years in the three-year period ended July 1, 2006 and the Balance Sheet Data as of July 1, 2006 and July 2, 2005 are derived from, and are qualified by reference to, the Financial Statements included herein. The Statement of Operations Data for the years ended June 28, 2003, and June 29, 2002 and the Balance Sheet Data as of June 26, 2004, June 28, 2003, and June 29, 2002 are derived from audited financial statements not included herein. The fiscal year ending July 2, 2005 contained 53 weeks and all other years contained 52 weeks. On October 1, 2003 the Company, acting through its wholly owned subsidiary SaRonix, Inc., exercised its option to acquire substantially all the assets and related liabilities of privately-held SaRonix, LLC (SaRonix). The results of operations of SaRonix, Inc. from the date of acquisition are included in the Company’s consolidated financial statements. On September 7, 2005, the Company purchased eCERA and on March 6, 2006 completed the acquisition of AZER. The results of operations for both eCERA and AZER from the date of acquisition are included in the Company’s consolidated financial statements.

	Fiscal Year Ended
	July 1, 2006 (3)	July 2, 2005	June 26, 2004 (2)	June 28, 2003	June 29, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$105,878	$79,557	$66,417	$44,958	$47,589
Cost of revenues	69,374	50,764	45,182	31,468	33,871

Gross profit	36,504	28,793	21,235	13,490	13,718

Operating expenses:
Research and development	15,492	15,767	14,161	11,347	11,663
Selling, general and administrative	18,490	15,538	14,979	11,283	11,778
Restructuring charge	55	294	784	1,431	—

Total operating expenses	34,037	31,599	29,924	24,061	23,441

Income (loss) from operations	2,467	(2,806)	(8,689)	(10,571)	(9,723)
Other income, net	3,533	3,761	3,700	5,243	5,554
Other-than-temporary decline in value of investment	(64)	(105)	(14)	(1,027)	(2,650)

Income (loss) before income taxes	5,936	850	(5,003)	(6,355)	(6,819)
Income tax provision (benefit)	1,852	27	(2,380)	(2,767)	(2,962)
Minority interest in loss of consolidated subsidiary	99	58	—	—	—
Equity in net income (loss) of unconsolidated affiliates	1,796	46	513	(739)	(1,410)

Net income (loss)	$5,979	$927	$(2,110)	$(4,327)	$(5,267)

Basic earnings (loss) per share	$0.23	$0.04	$(0.08)	$(0.17)	$(0.21)

Diluted earnings (loss) per share	$0.22	$0.03	$(0.08)	$(0.17)	$(0.21)

Shares used in computing basic earnings (loss) per share (1)	26,254	26,476	26,075	25,721	25,339

Shares used in computing diluted earnings (loss) per share (1)	26,994	27,188	26,075	25,721	25,339

	July 1, 2006	July 2, 2005	June 26, 2004	June 28, 2003	June 29, 2002
	(in thousands)
Balance Sheet Data:
Working capital	$88,119	$159,488	$158,718	$158,662	$167,517
Total assets	213,686	193,995	197,452	190,237	193,745
Long-term obligations	6,141	464	139	619	0
Shareholders’ equity	184,111	181,162	181,897	182,323	185,722

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On October 1, 2003 the Company acquired SaRonix, LLC
(3)	On September 7, 2005 the Company acquired eCERA Comtek Corporation and on March 6, 2006 completed the acquisition of AZER.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, statements regarding the future results of eCERA, revenues, gross margins or other financial items; plans and objectives of management for future operations; future purchases of capital equipment; future expenditures; potential acquisitions; proposed new products or services and their development schedule; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth herein in Item 1A, Risk Factors, of this report and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the twelve months ended July 1, 2006 the majority of our sales were to distributors.

We sell products to both large domestic and international distributors. Sales to domestic distributors are sold at the price listed in our price book for that distributor. We recognize revenue at the time of shipment. At the time of shipment, we book a sales reserve for the entire amount if the customer has the right to return the product. Also, at the time of sale we book a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. These sales reserves offset against revenues, which then leads to the net revenue amount we report.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by (SFAS) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company determined that no impairment of its goodwill and indefinite-lived intangible assets existed in fiscal 2006. The Company also tests other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of these other definite-lived intangible assets existed in fiscal 2006.

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

OVERVIEW

Pericom Semiconductor Corporation was incorporated in June 1990. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits and frequency control products used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. Since then we have expanded our product offering by introducing the following products, among others:

•	In fiscal 1994, 3.3-volt 16-bit logic circuits and 8-bit digital switches;

•	in fiscal 1995, clock generators, 3.3-volt clock synthesizers and buffers, and high-speed interface products for the networking industry in fiscal 1995;

•	in fiscal 1996, 32-bit logic, 16-bit digital switches and Pentium, 56K modem and laser printer clock synthesizers;

•	in fiscal 1997, an analog switch family, mixed-voltage logic and a family of clock generators;

•	in fiscal 1998, a family of advanced 3.3-volt CMOS logic; timing devices for Pentium and Pentium II mobile computers; a complete solution for the PC100 memory module standard; and a 3.3-volt bus switch family offering the fastest bus switches on the market;

•	in fiscal 1999, three families of 2.5-volt zero-delay clock drivers for the networking and telecommunications markets; a family of application-specific bus switches and integrated clock generators to support the latest Intel processors and a complete interface solution for the PC133 memory module standard;

•	in fiscal 2000, a crossbar switch for backplane applications like server clusters, networking, industrial computing and Storage Area Networks; a family of drivers, receivers, and transceivers supporting the “Low Voltage Differential Signaling” interface standard; the “SuperClock” programmable skew timing product family targeting networking, telecommunications and Storage Area Network applications; a complete interface solution for the new double data rate (DDR) SDRAM memory standard; a family of LVDS cross-point switches to route signals in OC12 networks; and the AVC+ family of high speed interface logic;

•	in fiscal 2001, a 2.5 volt switch products and complementary complete timing interface solution for use in Double Data Rate (DDR) synchronous DRAM modules; LVDS products for the networking market including both dual and quad crosspoint switches for both point-to-point and bus communications; several “hot-plug’ switches that support the growing demand for 24/7 operations; expansion of the 2.5 volt AVC family; and low voltage bus switch products that provide 3.3 volt to 2.5 volt and 2.5 volt to 1.8 volt level translation;

•	in fiscal 2002, advanced AVC products that allow voltage shifting (between 3.3 volts and 1.5 Volts) and I/O translation (from HSTL to LVTTL) commonly needed between the latest state of the art ASICs and other legacy products; enhancements to our DDR memory module solutions; Active Termination Clamp that help to clean up signaling overshoot common at fast clock rates; additional family of seven analog multiplexers and switches with improved performance, which are used in a wide range of space constrained mobile and handheld computing applications; and a family of 25 single, dual, and triple gate logic devices in extremely small packaging that address a very broad range of applications and systems requirements; and

•	in fiscal 2003, a family of Intel Compatible PCI-Bridge Products that offer higher margins; 5V low R-on 1 Ohm General Purpose Switches; support for DDR I at 333MHz and 400Mhz plus our first DDR II products; Gigabit LAN Switch used in Notebook computers; VCXO for Set Top Boxes and DSL products; and we expanded our standard logic product line.

•	in fiscal 2004, the Company expanded its bridge product line to include enhanced features, higher performance and to support the PCI-X bus. It brought to market low voltage analog switches with R-on of 0.4 ohms. Application specific 2nd generation Gigibit LAN switches and USB 2.0 switches were introduced to the customer base. Supervisory products including watchdog timers and reset circuits premiered from Pericom. During the year, SaRonix was acquired bringing high performance Frequency Control Products to our comprehensive product portfolio.

•	in fiscal 2005, we introduced our product solution to support the emerging high performance PCI-Express serial link protocol for computer and communication applications. Our PCI-Express product solutions include PCI-E signal switches, clock generators, and re-driver and re-timer products. We introduced several analog switch and voltage translation products in very small form factor packages to support cell phone and other portable consumer products. We expanded our high performance video switch solution with the addition of differential video switches operating at greater than 1 GHz to support HDMI/DVI signal switching in digital TV and notebook applications. We also introduced four low-voltage, high-frequency CMOS/LVPECL crystal oscillator product families targeting storage and communication applications.

•	In fiscal 2006, the Company released the first three products of its new PCI express Bridge and Packet Switch families for general customer sampling, including one 4-port PCI express Packet Switch and two PCI Express to PCI and PCI-X Bridge products. In addition the Company released samples of five new spread spectrum clock generators and VCXO’s targeting LCD projectors, LCD televisions, DLP projectors and set-top box applications. The Company also introduced several new Frequency Control Products that incorporate both a crystal resonator and a driver IC into an ultra-minature package designed for high density and portable electronic applications.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. We seek to increase unit sales volume through increased wafer fabrication capacity allocations from our existing foundries, qualification of new foundries, increased number of die per wafer through die size reductions and improved yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. Chartered Semiconductor Manufacturing manufactured approximately 43%, 43%, and 75%, of the wafers for our semiconductor products in fiscal years 2006, 2005 and 2004, respectively. In addition, Magnachip formerly known as Hynix manufactured approximately 41%, 43%, and 16% of the wafers for our semiconductor products in fiscal years 2006, 2005, and 2004.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product — after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economy of scale in the assembly phase and lower die yield. Our ability to reduce unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing, and make in-house manufacturing operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	65.5	63.8	68.0

Gross margin	34.5	36.2	32.0

Operating expenses:
Research and development	14.6	19.8	21.3
Selling, general and administrative	17.5	19.5	22.6
Restructuring charge	0.1	0.4	1.2

Total operating expenses	32.2	39.7	45.1

Income (loss) from operations	2.3	(3.5)	(13.1)
Other income, net	3.3	4.6	5.5

Income (loss) before income taxes	5.6	1.1	(7.6)
Income tax provision (benefit)	1.7	0.0	(3.6)
Minority interest in (income) loss of Consolidated subsidiary	0.1	0.1	0.0
Equity in net income of unconsolidated affiliates	1.7	0.0	0.8

Net income (loss)	5.7%	1.2%	(3.2)%

COMPARISON OF FISCAL 2006, 2005 AND 2004

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Net revenues (In thousands)	$105,878	$79,557	33.1%	$79,557	$66,417	19.8%
Percentage of net revenues accounted for by top 5 direct customers (1)	35.8%	45.8%		45.8%	41.0%

Number of direct customers that each account for more than 10% of net revenues.	1	2		2	1

Percentage of gross revenues accounted for by top 5 end customers (2)	25.0%	36.3%		36.3%	30.5%

Number of end customers that each account for more than 10% of gross revenues	0	1		1	0

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract-manufacturing customers.

On October 1, 2003, the Company exercised its option to acquire the assets and related liabilities of SaRonix, LLC of Menlo Park, California. Beginning with the quarter ended December 31, 2003, the Company’s revenues included revenues from SaRonix. For the fiscal year ended June 28, 2004, revenues of $15.1 million were generated from the sales of SaRonix products. For the year ended July 2, 2005, revenues of $19.0 million were generated from sales of SaRonix products. For the year ended July 1, 2006, revenues of $18.6 million were generated from sales of SaRonix products.

On September 7, 2005, the Company purchased a 99.9% share of eCERA Comtek Corporation. Beginning with the quarter ended October 1, 2005 the Company’s revenues included revenues from eCERA. For the year ended July 1, 2006, there was eCERA revenue totaling $22.8 million. There was no revenue generated from eCERA in the fiscal years ended July 2, 2005 and June 28, 2004.

The rapid semiconductor industry downturn that began in fiscal 2001 caused an over-supply of inventories in the global distribution and contract manufacturing channels. This inventory imbalance pushed order rates down, caused a corresponding drop in backlog, and caused the percentage of net revenues represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. During much of fiscal 2005 business conditions in the semiconductor industry improved and the percentage of the Company’s revenue represented by turns orders declined. In late fiscal 2005 order rates again slowed in response to an imbalance of inventory as compared with end-demand, and the percentage of turns orders again increased although not to the levels of 2000-2003. Integrated circuit order rates in fiscal 2006 have subsequently improved, but the Company remains heavily reliant on turns orders. This reliance on turns orders, the uncertain strength of our end-markets, and the uncertain growth rate of the world economy make it difficult to predict near term demand.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased in fiscal 2006 versus 2005 due to: revenue derived from the eCERA acquisition that was completed in fiscal 2006; relative improvement in end-market demand; and increased acceptance and shipments of the Company’s new integrated circuit product offerings, particularly in end-markets such as cell phones and digital media. Also, the pricing environment for the Company’s Digital Switches and Interface Logic products improved during fiscal 2005. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions. For the year ended July 1, 2006, and July 2, 2005, respectively, net revenue included sales reserves for price protection in the amount of $416,000 and $942,000.

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

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended July 1, 2006, July 2, 2005, and June 26, 2004.

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
China (including Hong Kong)	28.3%	22.9%	20.7%
Taiwan	26.0%	19.8%	18.9%
United States	19.4%	21.4%	28.5%
Singapore	8.9%	12.5%	11.2%
Other (less than 10% each)	17.4%	23.4%	20.7%

Total	100.0%	100.0%	100.0%

For the fiscal year ended July 1, 2006, as compared with fiscal years 2005 and 2004, the percentage of our net revenues derived from sales to China, Taiwan, and the United States changed from prior periods principally because of revenue from eCERA. We acquired eCERA in September 2005 and eCERA’s revenue is principally from customers in Taiwan and China. In addition, an increasing number of shipments are going to Asia where an increasing volume of contract manufacturing work is done.

GROSS PROFIT

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Net revenues	$105,878	$79,557	33.1%	$79,557	$66,417	19.8%
Gross profit	36,504	28,793	26.8%	28,793	21,235	35.6%
Gross profit as a percentage of net revenues (gross margin)	34.5%	36.2%		36.2%	31.9%

The increase in gross profit in fiscal 2006 versus fiscal 2005 was primarily due to: fiscal 2006 having revenues and gross profit from eCERA beginning September 7, 2005; unit sales volume of our core integrated circuit products improved as a result of end-market demand and customer acceptance of the Company’s new integrated circuit product offerings. Lower gross margin on sales resulted primarily due to lower margins associated with eCERA revenue partially offset by a favorable product mix change in our IC product line resulting from a higher percentage of sales of our newer, higher margin integrated circuit products which include Analog Switch, Clock, and Connect Products. Gross profit in fiscal 2006 and fiscal 2005 benefited from the sale of inventory that had been previously identified as excess and written down to zero of $1,027,831 and $491,000 respectively.

The increase in gross profit in fiscal 2005 versus fiscal 2004 was primarily due to: fiscal 2005 had a full year of revenues and gross profit for SaRonix products whereas fiscal 2004 only had nine months; unit sales volume of our core integrated circuit products improved as a result of end-market demand and customer acceptance of the Company’s new integrated circuit product offerings; higher gross margin on sales because of a favorable product mix change resulting from a higher percentage of sales of our newer, higher margin integrated circuit products; reduced cost of sales due to reductions in force in November 2003 and February 2005; and gross profit in fiscal 2004 included SaRonix acquisition-related inventory and reduction in force costs of $680,000 whereas there were no comparable costs in fiscal 2005. Gross profit in fiscal 2005 and fiscal 2004 benefited from the sale of previously written off inventory of $491,000 and $487,000 respectively. A more favorable mix of the Company’s higher-margin Analog Switch, Clock, and Connect products, as well as product-cost reductions and a more stable pricing environment drove the improvement in gross-margin percentage. The above improvements were partially offset by an approximately $1 million charge taken in the December 2004 quarter to write off inventory obsoleted by a product end-of-life program, and the inclusion of SaRonix product sales for one full year in fiscal 2005 versus nine months in fiscal 2004 since SaRonix margins are less than the Company’s total average margins.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Net revenues	$105,878	$79,557	33.1%	$79,557	$66,417	19.8%
Research and development	15,492	15,767	(1.7)%	15,767	14,161	11.3%
R&D as a percentage of net revenues	14.6%	19.8%		19.8%	21.3%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process support and customer applications support of our products. The expense decrease in fiscal 2006 versus 2005 was primarily due to: decreased R&D wafer fabrication and assembly charges compared to fiscal 2005 due to a significant number of our products being re-designed and re-qualified as a result of Chartered Semiconductor’s closure of one of its fabrication facilities and the required migration of the Company’s products to another of its fabrication facilities. These expense decreases were partially offset by, FAS 123R expense in fiscal 2006 that was not included in fiscal 2005; and the inclusion of eCERA engineering expense resulting from the acquisition and subsequent consolidation of eCERA financial results from September 7, 2005 through July 1, 2006, and the continuing ramp up of engineering costs in our Pericom Taiwan Ltd subsidiary.

The expense increase in fiscal 2005 versus 2004 was primarily due to: Increased R&D wafer fabrication and assembly charges due to a significant number of our products being re-designed and re-qualified as a result of Chartered Semiconductor’s closure of one of its fabrication facilities and the required migration of the Company’s products to another of its fabrication facilities; increased mask costs from research and development projects , continuing ramp up of engineering costs in our Pericom Taiwan Ltd subsidiary; and the inclusion of 12 months of SaRonix engineering expense in fiscal 2005 versus nine months in fiscal 2004. There was also 53 weeks of expense in fiscal 2005 versus 52 weeks in fiscal 2004

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Net revenues	$105,878	$79,557	33.1%	$79,557	$66,417	19.8%
Selling, general and administrative	18,490	15,538	19.0%	15,538	14,979	3.7%
SG&A percentage of net revenues	17.5%	19.5%		19.5%	22.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in fiscal 2006 versus fiscal 2005 is due to: the inclusion of eCERA SG&A expense resulting from the acquisition and subsequent consolidation of eCERA financial results from September 7, 2005 through July 1, 2006; and FAS 123R expense which was incurred in fiscal 2006 and not in fiscal 2005. The above increases were partially offset by decreased distributor representative commissions due to a change in the Company’s focus product commission structure; decreased professional services primarily resulting from the reversal of accrued audit fees that were not required based upon the termination and final billing for audit related services from the Company’s former auditor.

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

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels; particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley section 404 compliance will increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

RESTRUCTURING CHARGE

In the year ended July 1, 2006 restructuring charges totaled $55,000 and was related to a final settlement of an outstanding claim from the February 2005 reduction in force described below.

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

MINORITY INTEREST

For the years ended July 1, 2006 and July 2, 2005 net minority interest in loss of our consolidated subsidiaries, Pericom Taiwan Ltd. and eCERA Comtek Corporation, was $99,000 and $58,000, respectively. There was no minority interest in the year ended June 26, 2004.

INTEREST INCOME

	Fiscal Year Ended		% Change	Fiscal Year Ended		% Change
(In thousands)	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Interest income net of interest expense	$3,533	$3,761	(6.1)%	$3,761	$3,700	1.7%

Interest income decreased from fiscal 2005 to fiscal 2006 as a result of increased interest expense on debt assumed from the eCERA acquisition as well as a decline in overall invested capital partially offset by increased returns on investment.

Interest income was relatively unchanged between fiscal 2005 and fiscal 2004 with somewhat increased interest rates being offset by planned capital losses as the portfolio was restructured to achieve better future returns.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended		Fiscal Year Ended
(In thousands)	July 1, 2006	July 2, 2005	July 2, 2005	June 26, 2004
Pre-tax income (loss)	$5,936	$850	$850	$(5,003)
Income tax provision (benefit)	1,852	27	27	(2,380)
Effective tax rate	31.3%	2.9%	2.9%	47.6%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign loss, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance. For fiscal 2006 the rate was significantly higher than the prior year primarily due to increased profitability. A reconciliation of our tax rates for fiscal years 2006, 2005 and 2004 is detailed in Note 17 to the Consolidated Financial Statements contained in this report on Form 10-K.

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

EQUITY IN NET INCOME OF INVESTEES

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
(In thousands)	July 1, 2006	July 2, 2005		July 2, 2005	June 26, 2004
Equity in net income (loss) of investee	$1,796	$46	$1,750	$46	$513	$(467)

Equity in net income of investee is predominantly the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries. In addition there are other losses realized from other insignificant investments. The Company adopted EITF 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results increased to a profit of $1.8 million for fiscal 2006 from a profit of $46,000 for fiscal 2005. The increased income in fiscal 2006 when compared to fiscal 2005 can be primarily be attributed to an improvement in the markets for which it serves. In addition the Company realized net losses from other investments of approximately $26,000 in fiscal 2006.

The Company’s allocated portion of PTI’s results declined to a profit of $46,000 for fiscal 2005 from a profit of $513,000 for fiscal 2004 due to telecommunications revenue declines as a result of the slowdown in China telecommunications markets that PTI serves.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2006, the Company’s principal sources of liquidity included cash, restricted cash, cash equivalents, short-term and long-term investments of approximately $122.6 million as compared with $143.3 million as of July 1, 2005 and $144.4 million as of June 26, 2004. On September 7, 2005 the Company purchased 99.9% of eCERA Comtek Corporation (“eCERA”). The purchase price, including cash consideration of $14.5 million and assumed debt of approximately $14.9 million totaled approximately $29.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining 50% of eCERA’s 50% owned crystal blank manufacturing subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”). The Company exercised this right to purchase the remaining 50% of Azer for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. In total, approximately $16.1 million of the Company’s cash, cash equivalents and short-term investments was used to complete these acquisitions. As of July 1, 2006. $12.6 million is liquid and classified as cash and cash equivalents compared with $20.9 million as of July 1, 2005 and $13.9 million as of June 26, 2004. The maturities of the Company’s short-term investments are staggered throughout the year so that cash requirements are met. Since the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own fabs. For fiscal year 2006, the Company spent $7.2 million on property and equipment compared to $2.8 million and $3.2 million for fiscal 2005 and 2004 respectively. This significant increase in spending on property and equipment is primarily attributable to additional investment in eCERA to increase production capacity within our manufacturing operations. Interest rates have continued to trend upwards as a result of actions taken by the Federal Reserve Board. The Company generated approximately $3.5 million of interest income for the fiscal year ended July 1, 2006 compared to $3.8 million and $3.7 million in fiscal years ended July 1, 2005 and June 26, 2004, respectively. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of approximately $11.3 million in fiscal 2006 was primarily a result of net income of $6.0 million, a $1.7 million decrease in inventories, $1.5 million increase in deferred income taxes, $1.3 million of stock based compensation, and depreciation and amortization of $5.0 million, which were partially off-set by $1.8 million of non-cash equity in net income of the Company’s unconsolidated subsidiaries, and an increase in accounts receivable of $3.5 million. The increase in inventories, and accounts receivable is primarily attributed to the acquisition of eCERA’s operations. The increase in stock based compensation is the result of the Company implementing FAS 123R. In fiscal 2005, the Company’s net cash provided by operating activities of $3.0 million was primarily the result of net income of $927,000, a $2.6 million decrease in inventories, depreciation and amortization of $3.6 million, which were partially off-set by a decrease in accounts payable of $1.3 million, and an increase in accounts receivable of $1.9 million. The decrease in accounts receivable is the result of a decrease in the accounts receivable allowance of approximately $1.5 million. This decrease is primarily due to a reduction in the reserves for returned product at July 2, 2005 as compared with June 26, 2004. At June 28, 2004, the accounts receivable allowance included reserves for the return of product from terminated distributors as well as for the return of product associated with the product end of life program then underway. On July 2, 2005, there were no terminated distributors in the process of returning product and there was no product end-of-life program underway. The reduction in net inventories during the fiscal year ended July 2, 2005 was largely due to inventory written off as well as a result of a concerted effort to reduce inventory levels to a lower level in fiscal year 2005. The decrease in accounts payable during this period was the result of routine period to period fluctuations. In fiscal year 2004, the Company’s net cash provided by operating activities of $20,000 was primarily due to net losses of $2.1 million, a $3.3 million increase in deferred income taxes and a $3.0 million increase in inventories which were partially offset by depreciation and amortization of $4.2 million and an increase in accounts payable of $2.0 million. These are net of the fair value of the assets acquired and liabilities assumed of SaRonix LLC. The increase in inventories and accounts payable are primarily due to the growth in our operation.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s net cash used in investing activities of $8.7 million in fiscal 2006 was primarily due to net cash paid for the eCERA and AZER acquisition totaling $14.6 million, and additions to property and equipment totaling $7.2 million. This was partially offset by maturities of short-term investments exceeding purchases by $13.2 million. The Company’s net cash provided by investing activities of $6.8 million in fiscal 2005 was primarily due to maturities of short-term investments exceeding purchases by $7.5 million, proceeds from the sale of a building held for sale (a building in Ireland that we owned as a result of the SaRonix acquisition) of $2.0 million and the sale of a minority interest in a subsidiary of $315,000 which were partially offset by purchases of property and equipment of $2.8 million. The Company’s cash provided by investing activities of $1.8 million in fiscal 2004 was primarily due to maturities of short-term investments exceeding purchases by $6.0 million partially offset by loans to SaRonix of $1.2 million and purchases of property and equipment of $3.2 million.

The Company’s cash used in financing activities in fiscal 2006 of $10.9 million was primarily due to the principal payments on long-term debt and capital leases from the eCERA acquisition, the repurchase of $6.5 million in common stock, which were partially offset by proceeds from short and long term debts of eCERA of $10.5 million, and the sale of common stock from the Company’s employee stock plans of $2.2 million. The Company’s cash used in financing activities in fiscal 2005 of $3.0 million was primarily due to the repurchase of $3.0 million in common stock and payment of a bank loan of $1.3 million, which were partially offset by the sale of common stock from the Company’s employee stock plans of $1.3 million. The Company’s cash provided by financing activities in fiscal 2004 of $2.3 million was primarily due to the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of July 1, 2006, the Company has repurchased 1,372,087 shares at a cost of approximately $11.7 million. In fiscal year 2006, there were 750,000 shares repurchased at an approximate cost of approximately $6.5 million. In fiscal year 2005, there were 347,587 shares repurchased at an approximate cost of $3.0 million. No shares were repurchased during fiscal year 2004. From July 2, 2006 through September 11, 2006, there were 1,562,649 shares repurchased at an approximate cost of $13.4 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases. The Company expects to fund future stock repurchases from these same sources.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of July 1, 2006 (in thousands):

	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$8,362	$1,282	$2,241	$2,073	$2,766
Loans	9,238	5,756	3,482	—	—

Total contractual cash obligation	$17,600	$7,038	$5,723	$2,073	$2,766

The Company has no purchase obligations other than routine purchase orders as of July 1, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on July 2, 2006 and will apply its provisions on a prospective basis when applicable.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 as of July 1, 2006 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At July 1, 2006, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $109.1 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of July 1, 2006, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

Page No.
Reports of Independent Registered Public Accounting Firms	51

Consolidated Balance Sheets as of July 1, 2006 and July 2, 2005	53

Consolidated Statements of Operations for each of the three fiscal years ended July 1, 2006	54

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years in the period ended July 1, 2006	55

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended July 1, 2006	56

Notes to Consolidated Financial Statements	57

2. INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corp. for the years ended July 1, 2006, July 2, 2005, and June 26, 2004 is filed as part of this report and should be read in conjunction with the Financial Statements of Pericom Semiconductor Corp.

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended July 1, 2006	82

Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 2006, Deloitte & Touche LLP (“Deloitte”) informed management and the Audit Committee of Pericom Semiconductor Corporation (the “Company”) that it had resigned as the independent registered public accounting firm for the Company effective immediately.

The report of Deloitte & Touche LLP on the Company’s financial statements for the fiscal years ended July 2, 2005 and June 26, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Deloitte & Touche LLP expressed an adverse opinion in its report dated September 15, 2005 on the effectiveness of the Company’s internal control over financial reporting due to a material weakness in the Company’s controls relating to the accounting consequences arising from significant changes in the Company’s business operations.

In connection with the audits of the Company’s financial statements for each of the two most recently completed fiscal years and through February 23, 2006, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K, except as follows: (i) in connection with its review of the Company’s interim financial information for the quarter ended December 25, 2004, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to controls over the determination of obsolescence inventory charges for a product end-of-life program; (ii) in connection with its audit of the effectiveness of the Company’s internal control over financial reporting for the year ended July 2, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting as described above; (iii) in connection with its review of the Company’s interim financial information for the quarter ended October 1, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to the process for timely evaluation and potential write-down of MRB inventory; and (iv) in connection with its review of the Company’s interim financial information for the quarter ended December 31, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements.

On April 18, 2006 the Company’s Audit Committee approved the decision to engage Burr, Pilger & Mayer LLP as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the fiscal year ended July 1, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Alex C. Hui, our Chief Executive Officer and, Angela Chen, our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of July 1, 2006. Based on their evaluation, our management has concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2006 for the purpose set forth in Rule 13a-15.

Management’s Annual Report on Internal Control Over Financial Reporting

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

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 1, 2006. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued consolidated financial statements to reflect the correction of a misstatement. We have concluded that, as of July 1, 2006, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

Burr, Pilger & Mayer LLP, our independent registered accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 46.

Changes in Internal Controls over Financial Reporting

At July 2, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting identified a material weakness relating to the Company’s process for the establishment of appropriate accounting procedures arising from significant changes in its business operation. During the quarter ended October 1, 2005, and in connection with the preparation of our financial statements for the year ended July 1, 2006, we implemented compensating controls and procedures relating to the process for the establishment of appropriate accounting procedures arising from significant changes in its business operation to address the material weakness that had been identified in fiscal 2005. The compensating controls and procedures implemented during the first quarter ended October 1, 2006 consisted of the following:

•	Monitoring of changes of the business as they occur by the CFO, Corporate Controller, Director of Financial Reporting, and Accounting Manager. These individuals are responsible for assessing the accounting impact of such changes according to GAAP and current accounting pronouncements, and then implementing adequate accounting policy and procedures to properly account for the change in business. Weekly executive staff meetings are the initial forum where potential significant changes in the business are discussed, and these changes are communicated by the CFO to the Corporate Controller, Director of Financial Reporting and Accounting Manager and potential accounting or reporting ramifications are investigated and plans implemented to address the issues.

As of July 1, 2006, the Company had remediated the controls that led to prior year’s material weakness, pertaining to the Company’s process for the establishment of appropriate accounting procedures arising from significant changes in its business operation.

At October 1, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting identified a material weakness relating to the Company’s process for the timely evaluation and potential write-down of MRB inventory. During the quarter ended December 31, 2005, and in connection with the preparation of our financial statements for the year ended July 1, 2006, we implemented compensating controls and procedures relating to the process for the timely evaluation and potential write-down of MRB inventory to address the material weakness that had been identified in fiscal 2006. The compensating controls and procedures implemented during the second quarter ended December 31, 2005 consisted of the following:

•	As part of the Company’s monthly closing procedures, controls were implemented to ensure the analysis of pending MRB inventory is performed timely to assess whether this inventory should be valued. If not, and the amount is material to results, an entry will be booked to record the expected scrap expense.

•	A review of MRB scrap transactions that occur after the end of the reporting period and prior to the issuance of the financial statements will be performed and, if material in inventory at the end of the reporting period is subsequently scrapped this will be recorded as a charge to cost of revenues and reduction of inventory in the period prior to the transaction.

As of July 1, 2006, the Company had remediated the controls that led to the weakness in the first quarter, pertaining to the Company’s process for the timely evaluation and potential write-down of MRB inventory.

At December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting identified a material weakness relating to the Company’s controls over the consolidation process including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements. During the quarter ended April 1, 2006, and in connection with the preparation of our financial statements for the year ended July 1, 2006, we implemented compensating controls and procedures relating to the Company’s controls over the consolidation process including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements. The compensating controls and procedures implemented during the third quarter ended April 1, 2006 consisted of the following:

•	As part of the Company’s monthly and quarterly closing procedures, controls were implemented to ensure that proper reviews of subsidiary financial statements, trial balance and disclosures are carried out each month and quarter.

•	One chart of accounts is maintained with requests for new accounts authorized and maintained at the Corporate level.

•	Consolidated results have multiple-level reviews with subsidiary financial statements.

•	Regular communication with subsidiaries has been maintained to discuss U.S. GAAP and close related issues. These meetings highlight any potential accounting or business items that should be discussed prior to the month-end or quarter-end close.

As of July 1, 2006, the Company had remediated the controls that led to the weakness in the second quarter, pertaining to the Company’s controls over the consolidation process including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

of Pericom Semiconductor Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Pericom Semiconductor Corporation (the “Company”) maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pericom Semiconductor Corporation maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pericom Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Pericom Semiconductor Corporation as of July 1, 2006, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and the related financial statement schedule, as of and for the year ended July 1, 2006, and our report dated September 13, 2006 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California September 13, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section captioned “Election of Directors” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 14, 2006, to be filed by the Company with the Securities and Exchange Commission (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” to be contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of July 1, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Plans
Equity Compensation Plans Approved by Shareholders Option Plans	5,095,879	$11.48	1,942,139
Employee Stock Purchase Plan	—	—	809,563
Equity Compensation Plans not Approved by Shareholders SaRonix Inducement Options (1)	180,754	10.00	—

Total	5,276,633	$11.43	2,751,702

(1)	Represents options granted to former employees of SaRonix, LLC.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 on Page 42 of this report.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1		Share Purchase Agreement, dated August 30, 2005, by and between Pericom Semiconductor Corporation, AKER Technology Company, Ltd. and Shi-Hsiung Stone Liu for the sale by AKER and purchase by Pericom of 39,773,792 shares of common stock representing 99.93% of the outstanding common stock of eCERA Comtek Corporation, filed as Exhibit 2.1 to the Company’s form 8-K, filed September 6, 2005 and incorporated herein by reference.

2.2		Share Purchase Agreement, dated August 30, 2005, by and between AKER Technology Company, Ltd., eCERA Comtek Corporation, and Shi-Hsiung Stone Liu for the sale by AKER and purchase by eCERA of 5,500,000 shares of common stock, representing 50% of the outstanding common stock of Azer Crystal Technology Co., Ltd. filed as Exhibit 2.1.1 to the Company’s Form 8-K, filed September 6, 2005, and incorporated herein by reference.

3.1		Restated Articles of Incorporation of the Registrant (1)

3.2		Amended and Restated Bylaws of the Registrant (2)

3.3		Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1		Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1	*	Registrant’s 1990 Stock Option Plan, including Forms of Agreements thereunder (3)

10.2	*	Registrant’s 1995 Stock Option Plan, including Forms of Agreements thereunder (3)

10.3	*	Registrant’s 1997 Employee Stock Purchase Plan, including Forms of Agreements thereunder (3)

10.4		Lease, dated November 29, 1993, by and between Orchard Investment Company Number 510 as Landlord and Registrant as Tenant, as amended (3)

10.5		Third Amendment to Lease, dated April 23, 1999, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (2)

10.6		Fourth Amendment to Lease, dated January 21, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.7		Fifth Amendment to Lease, dated May 1, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (4)

10.8		Sixth Amendment to Lease, dated October 31, 2000, by and between CarrAmerica Realty Corporation as Landlord and Registrant as Tenant (6)

10.11		Form of Indemnification Agreement (3)

10.12		Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc. (3)

10.13	*	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder (5)

10.14	*	Registrant’s 2001 Stock Incentive Plan, including forms of Agreement thereunder (5)

10.15		Change of Control Agreement (7)

10.16	*	Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.18	Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Registrant as Tenant, as amended, filed as Exhibit 10.2 to the Company’s form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.19*	2004 Stock Incentive Plan, filed as Appendix B to the Company’s proxy statement for its 2004 annual meeting, filed on October 22, 2004 and incorporated herein by reference.

10.20*	Amended and Restated 2001 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.2 to the Company’s Form 8-K, filed December 21, 2004, and incorporated herein by reference.

10.21*	Amended and Restated 2004 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.1 to the Company’s Form 8-K, filed January 27, 2005, and incorporated herein by reference.

10.22*	Letter Agreement, dated as of October 26, 2005, by and between the Company and Michael D. Craighead, attached as Exhibit 10.1 to the Company’s Form 8-K, filed November 1, 2005, and incorporated herein by reference.

14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics filed as Exhibit 14.1 to the Company’s form 10-K for the year ended June 26, 2004 and incorporated herein by reference.

21.1	Subsidiaries of Pericom Semiconductor Corporation

23.1	Consent of Burr, Pilger and Mayer LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte and Touche LLP Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this report)

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pericom Technology, Inc. audited financial statements for the fiscal year ended July 1, 2006

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 in which the exhibit bears the same number.
(2)	Incorporated herein by reference to the Company’s fiscal 1999 Annual Report on Form 10-K in which the exhibit bears the same number.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 in which the exhibit bears the same number.
(4)	Incorporated herein by reference to the Company’s fiscal 2000 Annual Report on Form 10-K in which the exhibit bears the same number.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000 in which the exhibit bears the same number.
(6)	Incorporated herein by reference to the Company’s fiscal 2001 Annual Report on Form 10-K in which the exhibit bears the same number.
(7)	Incorporated herein by reference to the Company’s fiscal 2002 Annual Report on Form 10-K in which the exhibit bears the same number.

(b) Exhibits: See list of exhibits under (a)(2) above.

(c) Financial Statement Schedules: See list of schedules under (a)(1) above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pericom Semiconductor Corporation

We have audited the accompanying consolidated balance sheet of Pericom Semiconductor Corporation and its subsidiaries as of July 1, 2006 and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 1, as of and for the year ended July 1, 2006. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of July 1, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended July 1, 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California September 13, 2006

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

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California

September 15, 2005

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 1, 2006	July 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,577	$20,902
Restricted cash	950	—
Short-term investments	52,761	122,385
Accounts receivable:
Trade (net of allowances of $2,205 and $2,239)	20,741	7,629
Other receivables	2,565	1,813
Inventories	16,742	13,428
Prepaid expenses and other current assets	508	409
Deferred income taxes	4,709	5,291

Total current assets	111,553	171,857
Property, plant and equipment—net	24,376	5,927
Investment in unconsolidated affiliates	9,056	5,932
Deferred income taxes—non current	5,043	2,205
Long term investment in marketable securities	56,297	—
Goodwill	1,348	1,325
Intangible assets (net of accumulated amortization of $381 and $208)	2,976	2,839
Other assets	3,037	3,910

Total assets	$213,686	$193,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,435	$6,899
Accrued liabilities	7,243	5,470
Current portion of long term debt	5,756	—

Total current liabilities	23,434	12,369
Long term debt	3,482	—
Deferred tax liabilities	1,288	—
Other long term liabilities	402	207
Minority interest in consolidated subsidiary	969	257

Total liabilities	29,575	12,833

Commitments (Note 12)
Shareholders’ equity:
Common stock and paid in capital – no par value, 60,000,000 shares authorized; shares outstanding: 2006, 26,061,000; 2005, 26,357,000	138,483	141,233
Retained earnings	46,522	40,610
Accumulated other comprehensive income (loss) net of tax	(894)	(681)

Total shareholders’ equity	184,111	181,162

Total liabilities and shareholders’ equity	$213,686	$193,995

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Net revenues	$105,878	$79,557	$66,417
Cost of revenues	69,374	50,764	45,182

Gross profit	36,504	28,793	21,235

Operating expenses:
Research and development	15,492	15,767	14,161
Selling, general and administrative	18,490	15,538	14,979
Restructuring charge	55	294	784

Total	34,037	31,599	29,924

Income (loss) from operations	2,467	(2,806)	(8,689)
Interest income	3,875	3,783	3,737
Interest expense	(342)	(22)	(37)
Other than temporary decline in the value of investments	(64)	(105)	(14)

Income (loss) before income taxes	5,936	850	(5,003)
Income tax provision (benefit)	1,852	27	(2,380)
Minority interest in loss of consolidated subsidiary	99	58	—
Equity in net income of unconsolidated affiliates	1,796	46	513

Net income (loss)	$5,979	$927	$(2,110)

Basic income (loss) per share	$0.23	$0.04	$(0.08)

Diluted income (loss) per share	$0.22	$0.03	$(0.08)

Shares used in computing basic income (loss) per share	26,254	26,476	26,075

Shares used in computing diluted income (loss) per share	26,994	27,188	26,075

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCES, June 28, 2003	25,765	$139,401	$41,793	$1,129	$182,323
Net loss	—	—	(2,110)	—	(2,110)
Unrealized loss on investments	—	—	—	(1,641)	(1,641)
Currency translation gain	—	—	—	119	119

Total comprehensive loss					(3,632)

Issuance of common stock under employee stock plans	709	2,428	—	—	2,428
Tax benefit resulting from stock option transactions	—	778	—	—	778

BALANCES, June 26, 2004	26,474	142,607	39,683	(393)	181,897
Net income	—	—	927	—	927
Unrealized loss on investments	—	—	—	(416)	(416)
Currency translation gain	—	—	—	128	128

Total comprehensive income					639

Issuance of common stock under employee stock plans	231	1,294	—	—	1,294
Tax benefit resulting from stock option transactions	—	320	—	—	320
Repurchase and retirement of common stock	(348)	(2,988)	—	—	(2,988)

BALANCES, July 2, 2005	26,357	141,233	40,610	(681)	181,162
Net income	—	—	5,979	—	5,979
Unrealized loss on investments	—	—	—	(211)	(211)
Currency translation gain	—	—	—	(2)	(2)

Total comprehensive income					5,766

Stock dividend	—	—	(67)	—	(67)
Issuance of common stock under employee stock plans	454	2,248	—	—	2,248
Stock based compensation expense	—	1,323	—	—	1,323
Tax benefit resulting from stock option transactions	—	184	—	—	184
Repurchase and retirement of common stock	(750)	(6,505)	—	—	(6,505)

BALANCES, July 1, 2006	26,061	$138,483	$46,522	$(894)	$184,111

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,979	$927	$(2,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,003	3,586	4,216
Stock based compensation	1,323
Excess tax benefit on stock based compensation plan	(136)	—	—
Purchased in-process technology	—	—	360
Other than temporary decline in the value of investments	64	105	14
(Gain) loss on short-term investments	(51)	(51)	78
(Gain) loss on disposal of assets	8	—	143
(Gain) loss on disposal of building held for sale	—	(455)	—
Equity in net (income) of unconsolidated affiliates	(1,796)	(46)	(513)
Deferred income taxes	1,482	(352)	(3,298)
Minority interest in consolidated subsidiary’s net loss	(99)	(58)	—
Tax benefit resulting from stock option transactions	184	321	778
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	(3,489)	(1,893)	450
Inventories	1,701	2,552	(2,963)
Prepaid expenses and other current assets	774	54	875
Accounts payable	(390)	(1,254)	2,004
Accrued liabilities	625	(502)	(14)
Restructuring liabilities	—	—	—
Other assets	—	—	—
Long term investment	122	—	—
Other long term liabilities	6	68	—

Net cash provided by operating activities	11,310	3,002	20

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,187)	(2,770)	(3,207)
Net proceeds from sale of property and equipment	97	—	83
Net proceeds from sale of building held for sale	—	2,005	—
Purchase of available for sale investments	(729,259)	(447,913)	(193,218)
Maturities of available for sale investments	742,429	455,413	199,173
Cash paid for eCERA acquisition, net of cash received	(13,064)	—	—
Cash paid for Azer acquisition, net of cash received	(1,488)	—	—
Increase in other assets	876	(67)	(371)
Cash used in the investment of Pericom Electronics Hong Kong Ltd.	(172)	—	—
Change in restricted cash balance	(950)	—	—
Increase in investment in PTI	—	(192)	—
Cash received from SaRonix acquisition, net of transaction costs	—	—	518
Loan to SaRonix	—	—	(1,197)
Sale of minority interest	—	315	—

Net cash provided by (used in) investing activities	(8,718)	6,791	1,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,248	1,294	2,428
Proceeds generated from sale of stock to minority interest	734	—	—
Excess tax benefit on stock based compensation	136	—	—
Proceeds from short-term and long-term debts	10,506	—	—
Payment of bank loan	—	(1,251)	—
Principal payments on long-term debt and capital leases	(18,006)	(40)	(88)
Repurchase of common stock	(6,505)	(2,988)	—

Net cash provided by (used in) financing activities	(10,887)	(2,985)	2,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	128	119

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,325)	6,936	4,260
CASH AND CASH EQUIVALENTS:
Beginning of period	20,902	13,965	9,705

End of period	$12,577	$20,902	$13,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received (paid) during the period for income taxes	$(61)	$(13)	$1,962
Cash (paid) during the period for interest	$(370)	$(1)	$(40)

	Years Ended
	July 1, 2006	July 2, 2005	June 26, 2004
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of SaRonix, LLC assets acquired	$—	$—	$14,053
Acquisition related costs	—	—	(1,731)
Loans forgiven	—	—	(7,900)

Liabilities assumed	$—	$—	$4,422

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JULY 1, 2006, JULY 2, 2005 AND JUNE 26, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company”) was incorporated in June 1990. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits (“IC’s”) and frequency control products (“FCP”) used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three wholly owned subsidiaries, eCERA Comtech Corporation, Pericom Semiconductor (HK) Limited, and SaRonix, Incorporated as well as its majority owned subsidiary Pericom Taiwan Limited Corporation. All significant intercompany balances and transactions are eliminated in consolidation.

FISCAL PERIOD – All periods presented include 52 weeks except for fiscal year 2005, which has 53 weeks.

CASH EQUIVALENTS – The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

INVESTMENTS – The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the cost of securities sold is based on the specific identification method. At July 1, 2006 investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$40,471	—	$643	$39,828
Government securities	32,774	1	639	32,136
Asset / mortgage backed securities	33,430	1	525	32,906
Time Deposit/CD	72	—	—	72

	$106,747	2	$1,807	$104,942

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 1, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$11,641	$129	$28,187	$514	$39,828	$643
Government securities	6,685	150	24,672	489	31,357	639
Asset/mortgage backed securities	13,914	152	16,852	373	30,766	525

	$32,240	$431	$69,711	$1,376	$101,951	$1,807

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value is realizable.

Trading Securities:

	Fiscal Year Ended July 1, 2006		Fiscal Year Ended July 2, 2005
(In thousands)	Net Unrealized Gains (Loss)	Estimated Fair Value	Net Unrealized Gains (Loss)	Estimated Fair Value
Corporate bonds and notes	$(46)	$4,116	$(126)	$932
Funds	—	—	—	125

Total Trading Securities	$(46)	$4,116	$(126)	$1,057

At July 2, 2005 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$53,270	—	$749	$52,521
Government securities	33,253	—	454	32,799
Asset / mortgage backed securities	36,400	—	391	36,009

	$122,923	—	$1,594	$121,329

At July 1, 2006, July 2, 2005 and June 26, 2004 these investments had the following maturities (in thousands):

	Market Value July 1, 2006	Market Value July 2, 2005	Market Value June 26, 2004
One year or less	$51,297	$47,431	$23,502
Between one and three years	43,694	70,982	98,907
Greater than three years	14,067	3,972	8,003

	$109,058	$122,385	$130,412

In fiscal 2006, 2005 and 2004 realized gains (losses) on short-term investments were ($16,000), $125,000 and $338,000, respectively.

BAD DEBT RESERVES are evaluated based upon a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to the Company, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.

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

PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years, except for buildings which are being depreciated using the straight-line method over 30 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

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

INCOME TAXES – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to recording deferred taxes. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION –The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Gains and losses from foreign currency translation of assets and liabilities of $3,000 in fiscal 2006 are in included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in currencies other than the functional currency were $147,000, $57,000 and $107,000 in fiscal 2006, 2005, and 2004 respectively, and are included in other income, net.

STOCK-BASED COMPENSATION – Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Periods prior to adoption have not been restated.

In the Company’s pro forma disclosure prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

At July 1, 2006 the Company had five stock option plans and one employee stock purchase plan, including the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan (2001 Plan), SaRonix acquisition stock option plan, 2004 Stock Incentive Plan, and the 2000 Employee Stock Purchase Plan (“ESP Plan”). The Company’s aggregate compensation cost for the twelve months ended July 1, 2006 totaled $1,323,000. Total income tax benefit recognized in the statement of operations for the twelve months ended July 1, 2006 was $26,000 for the Company’s share-based compensation arrangements. The impact from the adoption of SFAS 123(R) for the twelve months ended July 1, 2006 was a reduction in net income of $1,297,000 or $0.05 per basic and diluted shares.

Stock Incentive Plans

Under the Company’s 2004, 2001, 1995, 1990, (Stock Option Plans) and the SaRonix acquisition stock option plans, incentive and nonqualified stock options to purchase up to 5,276,633 shares of common stock have been reserved at July 1, 2006 for issuance to employees, officers, directors, independent contractors, and consultants of the Company.

Generally, the options may be granted at not less than the fair market value and not less than 85% of the fair market value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors and generally options have a 48- month vesting schedule. Options granted under Plans expire 10 years from grant date.

The fair value of each employee option is estimated on the date of grant using the Black-Scholes option valuation model and expensed using straight-line method over its vesting period. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes are representative predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding period and option forfeitures. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield.

2000 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”), which was previously approved by the Company’s stockholders, permits the grant of up to 1,500,000 shares. Under the ESP Plan, the Company offers stock purchase rights to purchase the Company’s stock at three month intervals at a price not less than the lesser of 85% of the fair market value of the stock on the date the purchase right is granted or the date the right is exercised. The maximum number of shares of common stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares.

The fair value of stock purchase rights granted under the Company’s ESP Plan is estimated on the date of grant using the Black-Scholes option valuation model. Volatility is based on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate expected holding period and forfeitures, and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The value of the Company’s stock options granted under its stock option plans during the twelve months ended July 1, 2006 and July 2, 2005 was estimated at the date of grant using the following weighted average assumptions:

	2006	2005	2004
Expected life	1.5-5.75 years	5.9 years	5 years
Risk-free interest rate	4.03-4.99%	3.49-3.88%	2.99-3.72%
Volatility range (low/high)	38%-40%	33%-37%	41%-52%
Dividend yield	0.00%	0.00%	0.00%

The value of the Company’s stock purchase rights granted under its ESP Plan during the twelve months ended July 1, 2006 and July 2, 2005 was estimated at the date of grant using the following weighted average assumptions:

	2006	2005	2004
Expected life	3 -24 months	3 months	3 months
Risk-free interest rate	3.6-5.02%	1.5-2.9%	0.9-1.1%
Volatility range (low/high)	37%-41%	30%-37%	46%-51%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 1, 2006, and changes during the twelve months ended July 1, 2006.

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding at July 2, 2005	5,543,478	$11.5050	$(18.7)
Options Granted (weighted average grant date fair value of $2.96)	701,520	$8.4780	—
Options Exercised	(313,143)	$4.1372	—
Options Forfeited or Expired	(655,222)	$12.3368	—

Options Outstanding at July 1, 2006	5,276,633	$11.4346	$(16.5)

At July 1, 2006, 4.2 million shares of options are exercisable with weighted-average exercise price of $12.16. The weighted-average remaining contractual term for outstanding and exercisable options at July 1, 2006 was 5.60 years, and 4.71 years respectively. The aggregate intrinsic value for outstanding and exercisable options at July 1, 2006 was $16.5 million and $16.2 million respectively. The aggregate intrinsic value of options exercised during the twelve-months ended July 1, 2006 was $1.6 million . The aggregate grant date fair value of shares vested during the twelve-months ended July 1, 2006 was $5.60 million. Total fair value of options vested is $6.8 million for the fiscal year ended July 1, 2006.

Summarized information about future amortization of stock based compensation expense as of July 1, 2006 is as follows:

	Estimated
(in thousands)	FY 2007	2008	2009	2010
Amortization of stock based compensation expense	$1,128	$963	$837	$334

Summarized information about stock options outstanding as of July 1, 2006 is as follows:

STOCK OPTIONS

Range of Exercise Prices		Number Outstanding as of 07/01/2006	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 07/01/2006	Weighted Average Exercise Price
$1.200000	$7.562500	1,105,382	2.04	$3.583777	1,105,382	$3.583777
$7.670000	$8.700000	1,185,703	8.42	$8.207479	473,725	$8.377895
$8.710000	$11.500000	1,207,298	7.39	$10.503423	848,147	$10.949447
$11.562500	$17.468750	1,087,050	5.12	$14.516828	1,087,050	$14.516828
$17.500000	$37.218750	691,200	4.05	$26.241249	691,200	$26.241249

$1.200000	$37.218750	5,276,633	5.60	$11.426287	4,205,504	$12.159178

The following table summarizes the Company’s employee stock purchase plan as of July 1, 2006:

	Employee Stock Purchase Plan
Purchase Rights	Shares	Weighted Average Exercise Price
Beginning Outstanding	154,825	$10.2550
Rights Granted	103,208	$6.7780
Purchase Rights Exercised	(102,601)	$6.8872

	155,432	$10.1646

The following table shows total stock-based compensation expense described for the twelve months ended July 1, 2006 from the plans mentioned above, included in the Consolidated Statement of Operations:

(Amounts in thousands)	Twelve Months Ended July 1, 2006
Cost of revenues	$92
Research and development	501
Selling, general and administrative	730

Pre-tax stock-based compensation expense	1,323
Income tax	26

Net stock-based compensation expense	$1,297

As required under SFAS 123(R), the reported net income (loss) and earnings per share for the twelve months ended July 2, 2005 and June 26, 2004 has been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows (in thousands except per share amounts):

(Amounts in thousands, except per share data)	2005	2004
Net income (loss) as reported	$927	(2,110)
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(7,432)	(8,009)

Net income (loss) - pro forma	$(6,505)	(10,119)

Basic earnings (loss) per share – as reported	$0.04	(0.08)

Basic earnings (loss) per share - pro forma	$(0.25)	(0.39)

Diluted earnings (loss) per share – as reported	$0.03	(0.08)

Diluted earnings (loss) per share - pro forma	$(0.25)	(0.39)

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the fiscal year ended July 1, 2006 the majority of the Company’s revenues were to distributors.

The Company sells products to large, domestic distributors at the price listed in its price book for that distributor. The Company recognizes revenue at the time of shipment. At the time of sale the Company books a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The sales reserve is offset against revenues, which then leads to the net revenue amount reported.

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

At the discretion of Pericom management, the Company may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing the Company charges its distributor customers. The rebate is recorded at the time of shipment.

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

The revenue the Company records for sales to its distributors is net of estimated provisions for these programs. When determining this net revenue, the Company must make significant judgments and estimates. The Company’s estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and the Company’s estimates. Our financial condition and operating results depend on its ability to make reliable estimates and believe that such estimates are reasonable.

PRODUCT WARRANTY — The Company offers a standard one-year product replacement warranty. In the past the company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

SHIPPING COSTS — Shipping costs are charged to cost of revenues as incurred.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -— The Company sells its products primarily to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses. The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on July 1, 2006 and will apply its provisions on a prospective basis when applicable.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 as of July 1, 2006 did not have a material impact on our financial position, results of operations or cash flows.

RECLASSIFICATIONS – Certain reclassifications have been made to conform prior year amounts to the current year’s presentation. On the consolidated statements of operations, equity in net income or loss of investee has been reclassified from other income and expense to their own separate line items.

EARNINGS PER SHARE – Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended July 1, 2006 is as follows (in thousands):

	Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Net income (loss)	$5,979	$927	$(2,110)

Computation of common shares outstanding – basic loss per share:
Weighted average common stock	26,254	26,476	26,075

Basic earnings (loss) per share	$0.23	$0.04	$(0.08)

Computation of common shares outstanding – diluted earnings (loss) per share:
Weighted average common stock	26,254	26,476	26,075
Dilutive options using the treasury stock method	740	712	—

Shares used in computing diluted loss per share	26,994	27,188	26,075

Diluted earnings (loss) per share	$0.22	$0.03	$(0.08)

Options to purchase 3,789,874, 3,877,288, and 5,550,513 shares of Common Stock were outstanding as of July 1, 2006, July 2, 2005, and June 26, 2004, respectively, and were excluded from the computation of diluted net earnings (loss) per share because such options were anti-dilutive.

2. OTHER ACCOUNTS RECEIVABLE

Other accounts receivable consist of (in thousands):

	As of
	July 1, 2006	July 2, 2005
Interest receivable	$972	$1,317
Other accounts receivable	1,593	496

	$2,565	$1,813

3. INVENTORIES

Inventories consist of (in thousands):

	As of
	July 1, 2006	July 2, 2005
Finished goods	$5,062	$6,130
Work-in-process	4,220	3,562
Raw materials	7,460	3,736

	$16,742	$13,428

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. To date as of July 1, 2006 $8,543,000 of inventory on hand had been reserved as compared with $9,186,000 at July 2, 2005. This overall reduction of approximately $643,000 to inventory reserved for the twelve month period ended July 1, 2006 can primarily be attributed to products that were previously reserved being written off or scrapped.

4. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment —net consists of (in thousands):

	As of
	July 1, 2006	July 2, 2005
Machinery and equipment	$27,492	$12,492
Computer equipment and software	12,020	10,348
Building	3,345	—
Land	2,548	—
Furniture and fixtures	869	708
Leasehold improvements	736	721
Vehicles	52	—

Total	47,062	24,269
Accumulated depreciation and amortization	(23,092)	(18,794)
Construction-in-progress	406	452

Property and equipment – net	$24,376	$5,927

Depreciation expense for the years ended July 1, 2006 and July 2, 2005 was $4.8 million and $3.5 million, respectively.

5. OTHER ASSETS

Other assets consist of (in thousands):

	As of
	July 1, 2006	July 2, 2005
Investments in privately held companies	$2,716	$2,819
Assets held for sale	5	550
Deposits	223	218
Other	93	323

Total	$3,037	$3,910

The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of other such investments was approximately $2.7 million and $2.8 million at July 1, 2006 and July 2, 2005, respectively, and these amounts are recorded in other assets. There were no significant investment write offs in 2005 or 2006.

6. INVESTMENT IN PERICOM TECHNOLOGY, INC. AND OTHER INVESTMENTS

The Company has an approximate 45% ownership interest in Pericom Technology, Inc. (“PTI”). The investment in PTI is accounted for using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are also directors of PTI, and certain shareholders of the Company are also shareholders of PTI. At July 1, 2006 and July 2, 2005, the difference between the carrying value and the underlying equity in the net assets of PTI was approximately ($1,341,000) and ($672,000), respectively. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. During the years ended June 26, 2004 and June 28, 2003, the Company sold $142,000 and $66,000 respectively, in services to PTI. The Company sold no services to PTI during the years ended July 1, 2006 or July 2, 2005. During the years ended July 1, 2006, July 2, 2005, June 26, 2004, the Company purchased $125,000, $383,000, and $763,000 in goods and services from PTI, respectively. At July 1, 2006, July 2, 2005, and June 26, 2004, $349,000, $57,000, and $354,000 respectively, was owed to the Company by PTI for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at July 1, 2006 and July 2, 2005 is as follows (in thousands):

	2006	2005
Total assets	$15,616	$12,961
Total liabilities	1,275	1,271
Total equity	14,341	11,690

Revenue	12,513	6,166
Cost of revenues	5,557	3,035

Gross profit	6,956	3,131

Expenses	4,842	3,665

Operating income (loss)	2,114	(534)
Interest and other income	485	596
Net income (loss)	$2,599	$62

7. BUSINESS COMBINATIONS

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The Company purchased eCERA and its subsidiary AZER Crystal Technology Co, Ltd. (“Azer”) to ensure supply availability of its frequency control products to meet customer demand as well as to drive cost efficiencies. The purchase price, including cash consideration of $14.5 million and assumed debt of approximately $14.9 million totaled approximately $29.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining 50% of eCERA’s 50% owned crystal blank manufacturing subsidiary Azer. The Company exercised this right to purchase the remaining 50% of Azer for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and its subsidiary Azer, have been key suppliers of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

The results of operations of eCERA and Azer from the dates of acquisition have been included in the Company’s consolidated financial statements. The assets acquired and liabilities assumed at the date of the acquisition were recorded at estimated fair values as determined by management. Fair values of intangible assets acquired are based on appropriate application of the income, market, and cost approaches and the fair value of tangible assets acquired and liabilities assumed were determined using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price of eCERA has been allocated as follows (in thousands):

Current assets	$16,846
Property and equipment	14,646
Other assets	2,594
Other intangible assets subject to amortization :
Trade name	40
Core developed technology	160
Customer relations	111

Total assets acquired	34,397

Current liabilities	(12,269)
Long-term liabilities	(7,414)

Total liabilities assumed	(19,683)

Minority Interest	(10)

Net assets acquired	$14,704

Subsequent to the purchase date the Company determined that certain of eCERA’s previously reserved deferred tax asset could be utilized. This resulted in a reduction of goodwill of $566,000 and intangible assets of $1,840,000 to offset the deferred tax asset.

In connection with the Company’s acquisition of Azer the Company recorded $22,000 of goodwill.

Amortization of intangible assets for the twelve-month period ended July 1, 2006 was $54,000. The following table sets forth the amortization of intangible assets for eCERA for fiscal 2007 through 2012 and beyond and is as follows (in thousands)

	2007	2008	2009	2010	2011	2012	thereafter
Amortization	$65	$65	$35	$29	$29	$29	$4

The fair value of intangible assets acquired excluding goodwill will be amortized over a remaining life of seven years for trade name, seven years for core and current technology, and three years for customer relationships.

The following unaudited pro forma information shows the results of operations for the twelve month period ended July 1, 2006 and July 2, 2005 as if the eCERA acquisition occurred on the first day of each twelve month period, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Unaudited pro-forma information (in thousands except per share amounts):

	Twelve Months Ended
	July 1, 2006	July 2, 2005
Net revenue	$110,555	$102,668
Net income	6,216	1,082

Basic income per share	$0.24	$0.04

Diluted income per share	$0.23	$0.04

8. PURCHASED INTANGIBLE ASSETS

Pericom’s purchased intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	July 1, 2006			July 2, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In thousands
Supplier relationship	$110	$(30)	$80	$—	$—	$—
Trade name	40	(5)	35	—	—	—
Core development technology	1,349	(346)	1,003	1,189	(208)	981

Total amortizable purchased intangible assets	1,499	(381)	1,118	1,189	(208)	981
SaRonix supplier relationship	901	—	901	901	—	901
SaRonix trade name	957	—	957	957	—	957

Total purchased intangible assets	$3,357	$(381)	$2,976	$3,047	$(208)	$2,839

Amortization expense related to finite-lived purchased intangible assets was approximately $173,000 in fiscal 2006, $119,000 in fiscal 2005 and $119,000 in fiscal 2004.

Based on the results of its annual impairment tests, Pericom determined that no impairment of the indefinite-lived intangible assets existed as of July 1, 2006 or July 2, 2005. However, future impairment tests could result in a charge to earnings. Pericom will continue to evaluate the purchased intangible assets with an indefinite life on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

The finite-lived purchased intangible assets consist of supplier relationship, trade name, and core developed technology, which have weighted average useful lives of approximately nine years

The following table sets forth the amortization of intangible assets for fiscal 2007 through 2012 and beyond and is as follows (in thousands)

	2007	2008	2009	2010	2011	2012	thereafter
Amortization	$184	$184	$154	$148	$148	$148	$153

9. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of
	July 1, 2006	July 2, 2005
Accrued compensation	$3,953	$2,449
Accrued income tax	1,269	1,163
External sales representative commissions	686	833
Other accrued expenses	1,335	1,025

	$7,243	$5,470

10. DEBT

As of July 1, 2006, there was $5.8 million classified as current portion of long term debt, and $3.5 million classified as long-term debt on the consolidated balance sheet (in thousands):

Debt Description	Interest Rate	Total due	Due in Fiscal 2006	Due in Fiscal 2007 through fiscal 2008	Due in Fiscal 2009 through fiscal 2010
Line of Credit—Taiwan	1.75%	997	997	—	—
Line of Credit—Taiwan	1.50%	204	204	—	—
Line of Credit—Taiwan	1.75%	82	82	—	—
Line of Credit—Taiwan	2.00%	1,272	1,272	—	—
Line of Credit—Taiwan	1.50%	594	594	—	—
Bank Note—Taiwan	3.75%	3,496	1,507	1,982	—
Bank Note—Taiwan	3.46%	1,406	703	703	—
Bank Note—Taiwan	3.28%	1,187	397	793	3

Total		9,238	5,756	3,479	3

At July 2, 2005, the Company had no debt outstanding. As part of the acquisition of eCERA the remaining debt obligations assumed by the Company totaled $14.9 million at the time of the acquisition consisting of both long term and other short term line of credit accounts. The short-term debt obligations are principally made up of lines of credits with variable interest rate terms ranging from the Bank Board Listing rate minus 1.05% to the Bank Board Listing rate minus 2% and the six month sibor plus 1.2% to the six Month sibor plus 1.5%. The first long-term debt obligation is with Farmers Bank of China which is secured by land the Company owns in Taiwan and has a variable interest rate of 0.25% over the Bank Board Listing Rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The second long-term debt obligation is with China Development Industrial bank which is secured by machinery and equipment the Company owns in Taiwan and has a variable interest rate of 2.3% over the benchmark 90 days from the Secondary Markets Telerate fixing rate and is payable in monthly installments of principal and interest in New Taiwanese Dollars. The Company’s effective weighted average annual interest rate for the twelve month period ended July 1, 2006 was 3.38%.

11. RESTRICTED CASH

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with it debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt obligations. For the year ended July 1, 2006 there was $950,000 of cash designated as restricted cash. For the fiscal year ended July 2, 2005 there were no debt obligations requiring the Company to restrict cash.

12. COMMITMENTS

BUILDING LEASE

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitment at July 1, 2006 are as follows (in thousands):

	Fiscal Year Ending
	2007	2008	2009	2010	2011	Thereafter
Operating lease payments	$1,282	$1,131	$1,110	$1,021	$1,052	$2,766

Rent expense for the years ended July 1, 2006, July 2, 2005, and June 26, 2004 was $1,700,000, $1,624,000, and $1,718,000, respectively.

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and changes in translation gains on a consolidated subsidiary. The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Net income (loss)	$5,979	$927	$(2,110)
Change in unrealized (loss) gains on securities available for sale	(327)	(642)	(3,178)
Income tax effect	124	187	1,361
Reclassification adjustment for gains on available for sale securities included in net income (loss)	(16)	65	337
Income tax effect	6	(26)	(161)
Translation gain	(2)	128	119

Other comprehensive income (loss)	$5,764	$639	$(3,632)

14. SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of July 1, 2006, no shares of preferred stock were outstanding.

STOCK OPTION PLANS

Under the Company’s 2004, 2001, 1995, 1990 stock option plans, and the SaRonix acquisition stock option plans, incentive and nonqualified stock options to purchase up to 5,713,488 shares of common stock have been reserved at July 2, 2005 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, June 28, 2003 (3,843,461 exercisable at a weighted average price of $10.45)	5,552,412	$11.36
Granted (weighted average fair value of $5.57 per share)	955,350	10.70
Exercised	(570,451)	2.48
Canceled	(386,798)	14.91

Balance, June 26, 2004 (3,857,138 exercisable at a weighted average price of $12.24)	5,550,513	11.92
Granted (weighted average fair value of $3.49 per share)	653,820	8.44
Exercised	(85,938)	2.88
Canceled	(574,917)	13.36

Balance, July 2, 2005 (4,682,364 exercisable at a weighted average price of $12.01)	5,543,478	11.50
Granted (weighted average fair value of $2.96 per share)	701,520	8.46
Exercised	(313,143)	4.13
Canceled	(655,222)	12.33

Balance, July 1, 2006	5,276,633	$11.43

At July 1, 2006, 1,942,139 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of July 1, 2006 is as follows:

STOCK OPTIONS

Range of Exercise Prices		Number Outstanding as of 07/01/2006	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 07/01/2006	Weighted Average Exercise Price
$1.200000	$7.562500	1,105,382	2.04	$3.583777	1,105,382	$3.583777
$7.670000	$8.700000	1,185,703	8.42	$8.207479	473,725	$8.377895
$8.710000	$11.500000	1,207,298	7.39	$10.503423	848,147	$10.949447
$11.562500	$17.468750	1,087,050	5.12	$14.516828	1,087,050	$14.516828
$17.500000	$37.218750	691,200	4.05	$26.241249	691,200	$26.241249

$1.200000	$37.218750	5,276,633	5.60	$11.426287	4,205,504	$12.159178

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. A total of 2,100,000 shares of the Company’s Common Stock have been reserved for issuance under the Stock Purchase Plan under management’s discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. Each purchase period will be divided into eight consecutive three-month accrual periods. The price at which stock is purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the purchase period or the last day of the accrual period, whichever is lower. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2006, 2005, and 2004, the Company issued 140,520, 145,368, and 138,753, shares of common stock under the Stock Purchase Plan at weighted average prices of $6.79, $7.20, and $7.32, respectively. The weighted average fair value of the fiscal 2006, 2005, and 2004 awards for each year were $2.11, $3.49, and $5.57 per share respectively.

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23,

2002. In fiscal year 2003, 274,500 shares were repurchased at an approximate cost of $2.2 million. There were no shares repurchased during fiscal 2004. The approximate number of shares repurchased during Fiscal year 2005 was 348,000. There were 750,000 shares repurchased during Fiscal 2006. As of July 1, 2006, the Company had repurchased approximately 1,372,087 shares at an approximate cost of $11.7 million.

15. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The plan is designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. Adoption of the plan was not made in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. After a person or group acquires 15% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the outstanding common stock, the rights will become exercisable by persons other than the acquiring person, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to acquire shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the rights are redeemable for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of July 1, 2006, there were 26,061,000 rights outstanding.

16. RESTRUCTURING CHARGE

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

The following table summarizes this restructuring activity through April 1, 2006 (in thousands):

Reduction In Force
Beginning balance at June 27, 2004	$—
Reserves in fiscal 2005	294
Cash payments in fiscal 2005	(272)

Balance at July 2, 2005	22
Additional reserves in fiscal 2006	55
Cash payments in fiscal 2006	(77)

Balance at July 1, 2006	$—

17. INCOME TAXES

The income tax provision (benefit) consists of (in thousands):

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Federal:
Current	$141	$(288)	$85
Deferred	1,370	815	(2,072)

	1,511	527	(1,987)
State:
Current	104	(3)	46
Deferred	(271)	(493)	(937)

	(167)	(496)	(891)
Foreign:
Current	322	22	8
Deferred	24	(346)	(288)

	346	(324)	(280)

Charge in lieu of taxes attributable to employee stock plans	162	321	778

Income tax provision (benefit)	$1,852	$27	$(2,380)

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	June 26, 2004
Tax at federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	(1.8)	(43.2)	(11.2)
Foreign income tax	(9.5)	(35.6)	—
Foreign loss	8.1	51.2	—
Tax exempt investment income	—	(1.0)	(1.1)
Research and development tax credits	(2.2)	(41.7)	(5.4)
Change in valuation allowance	—	38.1	(0.7)
Change in FAS 5 contingency	—	1.2	—
Other	1.5	(1.1)	0.4

Provision (Benefit) for income taxes	31.3%	2.9%	(53.0)%

The components of the net deferred tax assets were as follows (in thousands):

	As of
	July 1, 2006	July 2, 2005
Deferred tax assets:
Credit carryforwards	$3,574	$3,300
Inventory Reserve	1,694	2,162
Net operating loss carryforwards	1,414	1,527
Cumulative loss on investment in joint ventures	901	846
Unrealized loss on short-term investments	684	650
Accrued compensation and other benefits	537	587
Capitalized research and development	472	547
Capital loss carry forward	527	536
Basis difference in fixed assets	1,127	264
Accounts receivable reserve	785	—
Inventory capitalization	—	248
Lease structure reserve	212	192
Non deductible stock compensation	310	—
Others	87	24

Total deferred tax assets	12,324	10,883

Deferred tax liabilities:
Deferred state taxes	(1,316)	(1,202)
Other prepaid and accruals	(131)	(104)

Total deferred tax liabilities	(1,447)	(1,306)
Valuation allowance	(2,411)	(2,082)

Net Deferred tax assets	$8,466	$7,496

As of July 1, 2006, the Company has tax credit carryforwards of approximately $2,700,000 and $665,000 available to offset future state taxable income and federal taxable income, respectively. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and write-downs in investments, the Company has provided for a partial valuation allowance in the amount of $2.4 million against the tax effect of these losses as of July 1, 2006. The valuation allowance, which increased by $329,000 in 2006, is reduced by the tax effect of any realized capital gains that are available to offset such losses.

The Company has foreign net operating loss carryforwards of approximately $9,600,000. Consolidated income before income taxes includes non-U.S. income (loss) of approximately $1,028,454 for the year ended July 1, 2006. U.S. income taxes were not provided on a cumulative total of approximately $2,460,000 of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

18. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer-matching contributions in fiscal 2006, 2005, or 2004.

19. INDUSTRY AND SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates in one reportable segment. Revenues from the sale of IC “Integrated Circuit” product for the fiscal year ended July 1, 2006 were approximately $64.5 million. Revenues from the sale of Saronix FCP “Frequency Control Product” product for the fiscal year ended July 1, 2006 were approximately $18.6 million. Revenues from the sale of eCERA FCP product for the fiscal year ended July 1, 2006 were approximately $22.8 million. Revenues from the sale of IC product for fiscal 2005 were approximately $60.6 million. Revenues from the sale of FCP product for the fiscal year ended July 2, 2005 were approximately $19.0 million. There were no FCP revenues from eCERA in fiscal 2005. Revenues from the sale of FCP product for the nine months from the SaRonix acquisition to June 26, 2004 were approximately $15.1 million. Revenues from the sale of IC product for fiscal 2004 were approximately $51.3 million. There were no FCP revenues from either Saronix or eCERA in fiscal 2004.

At July 1, 2006, there were no customers that individually represented more than 10% of accounts receivable. In addition, in fiscal 2006 there was one customer that represented over 10% of net revenue, at approximately 11% of net revenue. At July 2, 2005, there were three customers that individually represented more than 10% of accounts receivable one at 15% and the other two customers at 11% each. In addition, in fiscal 2005 there were 2 customers that represented over 10% of net revenue, one at 14.2% and the other at 13.8% of net revenue. In fiscal 2004, there were no direct customers that represented more than 10% of accounts receivable. In fiscal 2004, there was one direct customer, an international distributor that represented 11% of net revenues.

For geographical reporting, net sales are attributed to the country where customers are located (the “bill to” location). Long-lived assets consist of property and equipment as well as assets held for sale and are attributed to the country where they are located. The following presents net sales for the years ended July 1, 2006, July 2, 2005, and June 26, 2004; and the net book value of long-lived assets as of July 1, 2006, July 2, 2005, and June 26, 2004 (in thousands):

	2006	2005	2004
Net sales to countries:
China (including Hong Kong)	$30,013	$18,247	$13,734
United States	20,522	17,018	18,910
Taiwan	27,519	15,766	12,525
Singapore	9,392	9,901	7,463
Others (less than 10% each)	18,432	18,625	13,785

Total net sales	$105,878	$79,557	$66,417

Long-lived assets:
United States	$7,144	$7,169	$3,664
Singapore	1,266	1,624	1,545
Taiwan	20,214	823	291
Thailand	55	701	215
Ireland	—	—	1,532
China (including Hong Kong)	227	366	566
India	102	166	995
Others (less than 10% each)	12	10	14

Total long-lived assets	$29,020	$10,859	$8,822

20. QUARTERLY FINANCIAL DATA (Un-audited)

Following is a summary of quarterly operating results and share data for the years ended July 1, 2006 and July 2, 2005. Subsequent to the issuance of the Company’s interim financial statements for the quarters ended October 1, 2005, December 31, 2005, and April 1, 2006, the Company determined that certain errors occurred in the accounting for research and development costs as we amortize certain “mask costs” associated with producing product. Initially, these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and reclassified as cost of sales. As a result, the operating results presented below for the quarters ended October 1, 2005, December 31, 2005, and April 1, 2006 have been restated.

Subsequent to the issuance of the Company’s interim financial statements for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005, the Company determined that certain errors occurred in the accounting for research and development costs as we redesigned many of our products to be manufactured by a different manufacturing facility. Initially these costs were expensed to research and development. Subsequently, these costs were incorrectly removed from research and development expense and capitalized into inventory. As a result, the operating results presented below for the quarters ended September 25, 2004, December 25, 2004, and March 26, 2005 have been restated.

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Un-audited)

	For the Quarter Ended
	July 1, 2006	Apr 1, 2006	Dec 31, 2005	Oct 1, 2005
		Restated	Restated	Restated
Net revenues	$29,288	$27,847	$26,270	$22,473
Cost of revenues	19,047	18,402	16,958	14,967

Gross profit	10,241	9,445	9,312	7,506
Operating expenses:
Research and development	4,174	3,925	3,640	3,753
Selling, general and administrative	4,921	4,394	4,993	4,182
Restructuring charge	—	—	—	55

Total operating expenses	9,095	8,319	8,633	7,990

Income (loss) from operations	1,146	1,126	679	(484)
Other income, net	835	888	912	898
Other than temporary decline in the value of investments	—	(31)	(33)	—

Income before income taxes	1,981	1,983	1,558	414
Income tax provision	607	641	467	137
Minority income in the loss of consolidated subsidiary	6	32	38	23
Equity in net income of unconsolidated affiliates	724	464	283	325

Net income	$2,104	$1,838	$1,412	$625

Basic earnings (loss) per share	$0.08	$0.07	$0.05	$0.02

Diluted earnings per share	$0.08	$0.07	$0.05	$0.02

Shares used in computing basic earnings (loss) per share	26,206	26,207	26,253	26,352

Shares used in computing diluted earnings (loss) per share	27,879	26,984	26,972	27,143

	For the Quarter Ended
	July 2, 2005	Mar 26, 2005	Dec 25, 2004	Sep 25, 2004
		Restated	Restated	Restated
Net revenues	$21,121	$19,433	$19,217	$19,786
Cost of revenues	12,940	11,982	13,071	12,771

Gross profit	8,181	7,451	6,146	7,015
Operating expenses:
Research and development	3,992	4,022	3,806	3,947
Selling, general and administrative	4,150	3,849	3,707	3,832
Restructuring charge	51	243	—	—

Total operating expenses	8,193	8,114	7,513	7,779

Loss from operations	(12)	(663)	(1,367)	(764)
Other income, net	1,042	913	875	931
Other than temporary decline in the value of investments	(5)	(4)	(96)	—

Income (loss) before income taxes	1,025	246	(588)	167
Income tax provision (benefit)	120	95	(203)	15
Minority income in the loss of consolidated subsidiary	26	22	10	—
Equity in net income (loss) of unconsolidated affiliates	242	(73)	—	(123)

Net income (loss)	$1,173	$100	$(375)	$29

Basic earnings (loss) per share	$0.04	$0.00	$(0.01)	$0.00

Diluted earnings (loss) per share	$0.04	$0.00	$(0.01)	$0.00

Shares used in computing basic earnings (loss) per share	26,371	26,531	26,554	26,515

Shares used in computing diluted earnings (loss) per share	27,076	27,112	26,554	27,268

A summary of the significant effects of the restatement is as follows (in thousands):

	For the Quarters Ended
	Apr 1, 2006 As Previously Reported	Apr 1, 2006 As Restated	Dec 31, 2005 As Previously Reported	Dec 31, 2005 As Restated	Oct 1, 2005 As Previously Reported	Oct 1, 2005 As Restated
Net revenues	$27,847	$27,847	$26,270	$26,270	$22,473	$22,473
Cost of revenues	18,157	18,402	16,719	16,958	14,729	14,967

Gross profit	9,690	9,445	9,551	9,312	7,744	7,506
Operating expenses:
Research and development	4,170	3,925	3,879	3,640	3,991	3,753
Selling, general and administrative	4,394	4,394	4,993	4,993	4,182	4,182
Restructuring charge	0	0	—	—	55	55

Total operating expenses	8,564	8,319	8,872	8,633	8,228	7,990

Income (loss) from operations	1,126	1,126	679	679	(484)	(484)
Other income, net	888	888	912	912	898	898
Other than temporary decline in the value of investments	(31)	(31)	(33)	(33)	—	—

Income before income taxes	1,983	1,983	1,558	1,558	414	414
Income tax provision	641	641	467	467	137	137
Minority income in the loss of consolidated subsidiary	32	32	38	38	23	23
Equity in net income of unconsolidated affiliates	464	464	283	283	325	325

Net income	$1,838	$1,838	$1,412	$1,412	$625	$625

Basic earnings per share	$0.07	$0.07	$0.05	$0.05	$0.02	$0.02

Diluted earnings per share	$0.07	$0.07	$0.05	$0.05	$0.02	$0.02

Shares used in computing basic earnings (loss) per share	26,207	26,207	26,253	26,253	26,352	26,352

Shares used in computing diluted earnings (loss) per share	26,984	26,984	26,972	26,972	27,143	27,143

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 14, 2006

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex C. Hui and Angela Chen and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 14, 2006

/s/ ANGELA CHEN Angela Chen	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 14, 2006

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Senior Vice President, R&D and Director	September 14, 2006

/s/ GARY L. FISCHER Gary L. Fischer	Director	September 14, 2006

/s/ MILLARD PHELPS Millard Phelps	Director	September 14, 2006

/s/ HAU L. LEE Hau L. Lee	Director	September 14, 2006

/s/ MURRAY GOLDMAN Murray Goldman	Director	September 14, 2006

/S/ SIMON WONG Simon Wong	Director	September 14, 2006

* BY: /s/ ALEX C. HUI Alex C. Hui	Attorney-in-Fact and Agent	September 14, 2006

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning Of Period	Reserves Acquired	Charged to Revenues	Deductions	Balance at End of Period
		(a)	(b)	(c)
Reserves for returns and pricing adjustments
July 1, 2006	$2,220	—	$5,702	$6,009	$1,913
July 2, 2005	3,744	—	5,970	7,494	2,220
June 26, 2004	3,446	$165	8,904	8,771	3,744

(a)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition
(b)	Primarily related to sales reserves
(c)	Charges for which allowances were created

	Balance at Beginning Of Period	Reserves Acquired	Charged to Costs and Expenses	Deductions	Balance at End of Period
		(d)	(e)	(f)
Allowance for doubtful accounts
July 1, 2006	$19	$424	$(141)	$10	$292
July 2, 2005	384	—	(277)	(88)	19
June 26, 2004	100	437	—	(153)	384

(d)	Reserve balance acquired as part of the October 1, 2003 SaRonix acquisition or the September 7, 2005 Ecera and Azer acquisition.
(e)	Related to identified uncollectible accounts
(f)	Charges for which allowances were created