Form 10-Q
period 2006-09-30
PERICOM SEMICONDUCTOR CORP
filed 2006-11-13
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006 the Registrant had outstanding 26,141,874 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	July 1, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,788	$12,577
Restricted cash	608	950
Short-term investments	78,447	52,761
Accounts receivable:
Trade (net of allowances of $1,827 and $2,205)	20,478	20,741
Other receivables	1,792	2,565
Inventories	15,419	16,742
Prepaid expenses and other current assets	787	508
Deferred income taxes	4,109	4,709

Total current assets	131,428	111,553
Property and equipment – net	24,326	24,376
Investments in unconsolidated affiliates	9,332	9,056
Goodwill	1,348	1,348
Long term investment in marketable securities	33,615	56,297
Deferred income taxes – non-current	5,050	5,043
Intangible assets (net of accumulated amortization of $427 and $381)	2,930	2,976
Other assets	2,995	3,037

Total	$211,024	$213,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,722	$10,435
Accrued liabilities	6,617	7,243
Short-term and current portion of long-term debt	2,776	5,756

Total current liabilities	20,115	23,434
Long-term debt	2,600	3,482
Deferred tax liabilities	1,288	1,288
Other long term liabilities	333	402
Minority interest in consolidated subsidiaries	978	969

Total liabilities	25,314	29,575

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 30, 2006, 26,080,000;
July 1, 2006, 26,061,000	138,128	138,483
Accumulated other comprehensive loss	(564)	(894)
Retained earnings	48,146	46,522

Total shareholders’ equity	185,710	184,111

Total	$211,024	$213,686

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended July 1, 2006.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
		(As Restated, See Note 14)
Net revenues	$30,826	$22,473
Cost of revenues	20,394	14,967

Gross profit	10,432	7,506

Operating expenses:
Research and development	3,942	3,753
Selling, general and administrative	5,795	4,182
Restructuring charge	—	55

Total	9,737	7,990

Income (loss) from operations	695	(484)
Interest income	1,280	898
Other than temporary decline in value of investment	(1)	—

Income before income taxes	1,974	414
Income tax expense (benefit)	620	137
Minority interest in income (loss) of consolidated subsidiaries	(9)	23
Equity in net income of investees	280	325

Net income	$1,625	$625

Basic income per share	$0.06	$0.02

Diluted income per share	$0.06	$0.02

Shares used in computing basic income per share	26,131	26,352

Shares used in computing diluted income per share	26,692	27,143

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,625	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558	970
Stock based compensation	515	278
Tax benefit related to stock based compensation plan	—	16
Excess tax benefit on stock based compensation	(45)	(9)
(Gain)/loss on sale of short-term investments	62	(9)
Other than temporary decline in investment	1	—
(Gain)/loss on sale of disposal of assets	(73)	—
Equity in net (income) loss of investees	(280)	(309)
Deferred income taxes	170	225
Minority interest in subsidiary’s net income (loss)	9	(23)
Non-cash restructuring charge	—	55
Changes in assets and liabilities net of effects of acquisition
Accounts receivable	812	(1,228)
Inventories	1,217	2,808
Prepaid expenses and other current assets	(283)	952
Accounts payable	363	(1,419)
Accrued liabilities	(584)	(220)
Other assets	38	—
Long term investment	(20)	—
Other long term liabilities	(62)	(81)

Net cash provided by operating activities	5,023	2,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,637)	(410)
Net proceeds from sales of property and equipment	248	—
Purchase of short-term investments	(149,087)	(150,523)
Maturities of short-term investments	147,029	149,349
Cash paid for eCERA acquisition, net of cash received	—	(11,674)
Change in restricted cash balance	342	—
Decrease (increase) in other assets	—	(15)

Net cash used in investing activities	(3,105)	(13,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	930	327
Proceeds generated from sale of stock to minority interest	—	—
Excess tax benefit on stock based compensation	45	9
Proceeds from short-term and long-term debts	1,991	—
Principal payments on short-term, long-term debts and capital leases	(5,699)	(278)
Payment of bank loan	—	—
Repurchase of common stock	(1,800)	(1,157)

Net cash used in financing activities	(4,533)	(1,099)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(174)	(27)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,789)	(11,768)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,577	20,902

End of period	$9,788	$9,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(221)	$(25)
Interest	$(71)	$(11)
FINANCING ACTIVITIES
Note payable to Aker for eCERA	—	(2,300)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and October 1, 2005 and cash flows for the three months ended September 30, 2006 and October 1, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three month periods ended September 30, 2006 and October 1, 2005 are not necessarily indicative of the results to be expected for the entire year. The three month periods ended September 30, 2006 and October 1, 2005 each had 13 week periods.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three majority-owned subsidiaries, Pericom Semiconductor (HK) Limited, eCERA Comtek Corporation (“eCERA”) and Pericom Taiwan Limited Corporation. All significant intercompany balances and transactions are eliminated in consolidation. eCERA Comtek Corporation and its subsidiary Azer Crystal Technology Co. Ltd. (“Azer”) was acquired on September 7, 2005 (See Note 3).

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

The following table shows total stock-based compensation expense for the three months ended September 30, 2006 and October 1, 2005 from all of the Company’s stock compensation plans, included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005
Cost of goods sold	$28	$24
Research and development	219	121
Selling, general and administrative	268	133

Pre-tax stock-based compensation expense	515	278
Income tax	162	64

Net stock-based compensation expense	$353	$214

The value of the Company’s stock options granted under its stock option plans during the three months ended September 30, 2006 and October 1, 2005 was estimated at the date of grant using the following weighted average assumptions:

	30-Sep-06	1-Oct-05
Expected Life	4.9 years	5.75 years
Risk-free interest rate	4.76%	4.03%
Volatility range	48%	38%
Dividend Yield	0.00%	0.00%

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

Current assets	$16,846
Property and equipment	14,646
Other assets	2,594
Goodwill	566
Other intangible assets subject to amortization :
Trade name	40
Core developed technology	160
Customer relations	111

Total assets acquired	34,397

Current liabilities	(12,269)
Long-term liabilities	(7,414)

Total liabilities assumed	(19,683)

Minority interest	(10)

Net assets acquired	$14,704

Amortization of intangible assets for the three-month period ended September 30, 2006 was $16,000. The following table sets forth the amortization of intangible assets for the remainder of fiscal 2007 through 2013 and beyond and is as follows (in thousands)

	2007	2008	2009	2010	2011	2012	Thereafter
Amortization	$49	$65	$35	$29	$29	$29	$4

The fair value of intangible assets acquired excluding goodwill will be amortized over a remaining life of seven years for trade name, seven years for core and current technology, and three years for customer relationships.

The following table sets forth the cost, accumulated amortization, and net value of the intangible assets acquired in the acquisition of eCERA as of September 30, 2006 (in thousands):

September 30, 2006
Cost	$311
Accumulated amortization	(71)

Net value	$240

The following unaudited pro forma information shows the results of operations for the three month periods ended September 30, 2006 and October 1, 2005 as if the eCERA acquisition occurred on the first day of each three month period, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

	Three Months Ended
Unaudited pro-forma information (in thousands except per share amounts):	September 30, 2006	October 1, 2005
Net revenue	$30,826	$27,150
Net income	1,625	862

Basic income per share	$0.06	$0.04

Diluted income per share	$0.06	$0.04

4. PURCHASED INTANGIBLE ASSETS

Pericom’s purchased intangible assets associated with completed acquisitions for each of the following periods are composed of:

	September 30, 2006			July 1, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In thousands
Supplier relationship	$110	$(40)	$70	$110	$(30)	$80
Trade name	40	(6)	34	40	(5)	35
Core development technology	1,349	(381)	968	1,349	(346)	1,003

Total amortizable purchased intangible assets	1,499	(427)	1,072	1,499	(381)	1,118
SaRonix supplier relationship	901	—	901	901	—	901
SaRonix trade name	957	—	957	957	—	957

Total purchased intangible assets	$3,357	$(427)	$2,930	$3,357	$(381)	$2,976

5. Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three month periods ended September 30, 2006 and October 1, 2005 are computed as follows (in thousands, except for per share data):

	Three Months Ended
	September 30, 2006	October 1, 2005
Net income	$1,625	$625

Computation of common shares outstanding – basic income per share:
Weighted average shares of common stock	26,131	26,352

Shares used in computing basic income per share	26,131	26,352

Basic income per share	$0.06	$0.02

Computation of common shares outstanding – diluted income per share:
Weighted average shares of common stock	26,131	26,352
Dilutive options using the treasury stock method	561	791

Shares used in computing diluted income per share	26,692	27,143

Diluted income per share	$0.06	$0.02

Options to purchase 3,960,384 shares of common stock were outstanding as of September 30, 2006, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price of the common stock for the three months ended September 30, 2006 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three month period ended October 1, 2005, 3,850,454 options to purchase common stock were outstanding, but not included in the computation of diluted net loss per share because the options had an exercise price greater than the average market price for the three months ended October 1, 2005.

6. Inventories

Inventories consist of (in thousands):

	September 30, 2006	July 1, 2006
Raw materials	$4,684	$5,062
Work in process	4,115	4,220
Finished goods	6,620	7,460

	$15,419	$16,742

Raw material inventory is considered obsolete and written off if it has not moved in 270 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and reserved. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be reserved. To date as of September 30, 2006 $8.6 million of inventory on hand had been reserved as compared with $8.5 million at July 1, 2006.

During the three months ended September 30, 2006 and October 1, 2005, gross profit benefited as a result of the sale of inventory of $529,517 and $731,000, respectively, that had been previously identified as excess and written down to zero.

7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2006	July 1, 2006
Accrued compensation	$3,453	$3,953
Accrued income tax	1,273	1,269
External sales representative commissions	698	686
Other accrued expenses	1,193	1,335

	$6,617	$7,243

8. Debt

As of September 30, 2006, there was approximately $2.8 million classified as current portion of long term debt, and $2.6 million classified as long-term debt on the consolidated balance sheet (in thousands):

Debt Description	Annual Interest Rate	Total due and outstanding	Due 9/30/06 through 9/30/07	Due 9/30/07 through 9/30/09
Line of Credit — Taiwan	2.00%	226	226	—
Bank Note — Taiwan	3.51%	1,032	688	344
Bank Note — Taiwan	3.82%	3,053	1,474	1,579
Bank Note — Taiwan	3.38%	1,065	388	677

Total		5,376	2,776	2,600

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

9. Restricted Cash

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with them debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt obligations. For the three month period ended September 30, 2006 there was $608,000 of cash designated as restricted cash. For the three month period ended October 1, 2005 there were no debt obligations requiring the Company to restrict cash. The decrease in restricted cash from prior quarters is the result of decreasing debt outstanding that requires restricted cash through debt covenants.

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

There was one direct customer/distributor that accounted for 11% of net revenues in the three months ended September 30, 2006 and one direct customer, an Asian distributor, who accounted for 17% of net revenues in the three months ended October 1, 2005. At both September 30, 2006 and October 1, 2005, there were no customers that individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of September 30, 2006 and July 1, 2005.

	September 30, 2006	July 1, 2006
Taiwan	79.2%	81.3%
United States	13.0%	12.1%
Other (less than 10% each)	7.8%	6.6%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three month periods ended September 30, 2006 and October 1, 2005.

	Three Months Ended
	September 30, 2006	October 1, 2005
China (including Hong Kong)	31.9%	21.7%
Taiwan	23.7%	26.9%
United States	16.1%	21.1%
Singapore	7.5%	11.6%
Other (less than 10% each)	20.8%	18.7%

Total	100.0%	100.0%

11. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and translation gains (losses) of consolidated subsidiaries. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended
	September 30, 2006	October 1, 2005
Net income	$1,625	$625
Change in unrealized gain (loss) on securities available for sale	1,012	(89)
Income tax effect	(383)	37
Reclassification adjustment for (loss) on available for sale securities included in net income	(4)	(10)
Income tax effect	2	4
Translation (loss)	(297)	(28)

Comprehensive income	$1,955	$539

12. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 197,686 shares were repurchased in the three months ended September 30, 2006 at a cost of approximately $1.8 million. The Company has purchased a total of 1,569,773 shares at a total cost of approximately $13.5 million as of September 30, 2006. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases, if any, from these same sources.

13. Minority Interest

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At September 30, 2006, the minority interest in PTL was $111,000. Parties other than Pericom Semiconductor Corporation own approximately 2.71% of the outstanding shares of eCERA Comtek Corporation. As of September 30, 2006, the minority interest in eCERA Comtek Corporation was valued at $867,000.

14. Restatement

Subsequent to the issuance of the Company’s interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2005 the Company determined that certain errors occurred in the accounting for capitalized mask costs that were incorrectly amortized as research and development expense when such costs should have been amortized to cost of sales. This reclassification from research and development expense to cost of sales had no effect on previously reported net income. As a result, the operating results for the three month period ended October 1, 2005 has been restated. A summary of the significant effects of the restatement is as follows (in thousands except for earnings per share):

Effects of the restatement on the statements of operations is as follows:

	Three Months Ended October 1, 2005
	As Previously Reported	As Restated
Cost of revenues	$14,729	$14,967
Gross profit	7,744	7,506
Research & development	3,991	3,753

15. Stock Option Plans

Under the Company’s 2004, 2001, 1995, 1990 stock option plans, and SaRonix acquisition stock option plans, incentive and nonqualified stock options to purchase up to 5,713,488 shares of common stock have been reserved at July 2, 2005 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2006 (4,205,504 exercisable at a weighted average price of $12.16)	5,276,633	11.43
Granted (weighted average fair value of $2.96 per share)	266,500	8.53
Exercised	(184,040)	3.87
Canceled	(205,725)	12.49

Balance, July 1, 2006	5,153,368	$11.50

At September 30, 2006 1,868,190 shares were available for future issuance under the option plans.

Additional information regarding options outstanding as of July 1, 2006 is as follows:

Range of Exercise Prices		Number Outstanding as of 09/30/2006	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 09/30/2006	Weighted Average Exercise Price
$ 2.00	$3.38	614,456	1.44	$2.71	614,456	$2.71
$ 3.59	$7.87	633,896	5.79	$6.59	372,724	$5.70
$ 7.88	$8.40	729,511	8.40	$8.19	289,511	$8.20
$ 8.41	$9.19	561,801	8.03	$8.80	282,532	$8.79
$ 9.20	$11.47	583,579	7.61	$10.52	401,886	$10.78
$ 11.49	$13.44	518,050	5.72	$11.84	518,050	$11.84
$ 13.45	$14.20	535,150	4.81	$14.04	535,150	$14.04
$ 14.40	$23.50	524,850	4.20	$18.15	524,850	$18.15
$ 24.56	$33.75	446,050	3.69	$29.13	446,050	$29.13
$ 37.22	$37.22	6,000	3.94	$37.22	6,000	$37.22

$ 2.00	$37.22	5,153,343	5.64	$11.50	3,991,209	$12.37

(I changed the above table - Consider using only TWO Decimal points in the above table for share price to make it more meaningful (i.e. $2.00 instead of $2.000000)

16. Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The adoption of SFAS 158 is not expected to have a material impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact that SFAS 157 will have on our financial position, results of operations and liquidity.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006 (the “Form 10-K”). The following management discussion and analysis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements.

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our acquisition of eCERA and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended July 1, 2006, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 30, 2006	October 1, 2005
		(As Restated, See Note 13)
Net revenues	100.0%	100.0%
Cost of revenues	66.2%	66.6%

Gross profit	33.8%	33.4%

Operating expenses:
Research and development	12.8%	16.7%
Selling, general and administrative	18.8%	18.6%
Restructuring charge	0.0%	0.2%

Total	31.6%	35.5%

Income (loss) from operations	2.2%	(2.1)%
Interest income	4.2%	4.0%
Other than temporary decline in investment	0.0%	0.0%

Income (loss) before income taxes	6.4%	1.9%
Income taxes	(2.0)%	(0.6)%
Minority interest in income of consolidated subsidiaries	0.0%	0.1%
Equity in net income of investees	0.9%	1.4%

Net income	5.3%	2.8%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	% Change
Net revenues	$30,826	$22,473	37.2%
Percentage of net sales accounted for by top 5 direct customers (1)	33.7%	41.8%

Number of direct customers that each account for more than 10% of net sales	1	1

Percentage of gross sales accounted for by top 5 end customers (2)	25.6%	36.7%

Number of end customers that each account for more than 10% of gross sales	0	2

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the three month periods ended September 30, 2006 and October 1, 2005, net revenues from eCERA product sales were approximately $8.4 million and $2 million, respectively.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues for the three month period ended September 30, 2006 as compared with the same period in the prior year is primarily attributable to the $8.4 million in revenues contributed by eCERA for the three month period ended September 30, 2006 compared to the $2.0 million in revenues contributed for the three month period ended October 1, 2005. The remainder of the increase in net revenues is attributable to customer acceptance of the Company’s new product offerings as well as an improved pricing environment for the Company’s Digital Switches and Interface Logic product lines. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions.

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month periods ended September 30, 2006 and October 1, 2005.

	Three Months Ended
	September 30, 2006	October 1, 2005
China (including Hong Kong)	31.9%	21.7%
Taiwan	23.7%	26.9%
United States	16.1%	21.1%
Singapore	7.5%	11.6%
Other (less than 10% each)	20.8%	18.7%

Total	100.0%	100.0%

For the three months ended September 30, 2006, as compared with the same period in the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) increased as a result of our acquisition of eCERA as well as a general increase in core business in China for the period. This increase in both China and Taiwan can in large part be attributed to our acquisition of eCERA which provided us with additional customers and products to sell within these markets.

While the semiconductor industry has generally recovered from the significant industry downturn that began in fiscal 2001, order rates are still down, and have caused a corresponding drop in backlog, and have caused the percentage of net sales represented by orders placed and shipped in the same quarter to grow. These orders are called “turns” orders. This near-term order pattern has persisted through the present due to the uncertain growth rate of the world economy and distribution channel’s reluctance to build inventory levels again. This keeps longer-term visibility limited, making it difficult to predict near term demand.

Gross Profit

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	% Change
Net revenues	$30,826	$22,473	37.2%
Gross profit	10,432	7,506	38.9%
Gross profit as a percentage of net revenues (gross margin)	33.8%	33.4%

The increase in gross profit in the three month period ended September 30, 2006, as compared with the same period in the prior year was primarily due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand and improved gross margins on core products as well as the inclusion of $2.5 million of gross profit generated from the addition of eCERA during the three-months ended September 30, 2006 compared to gross profit of $224,000 generated from eCERA for the three-months ended October 1, 2005. The increase in gross margin for the three month period ended September 30, 2006 can be primarily attributable to higher margins from the Company’s focus IC products caused by improved product mix and a generally favorable pricing environment; these factors were partially off-set by the negative impact of the addition of lower margin eCERA revenue.

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

During the three months ended September 30, 2006, and October 1, 2005, gross profit and gross margin benefited as a result of the sale of inventory of $529,517 and $731,000 respectively, that had been previously identified as excess and written down to zero.

Research and Development

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	% Change
Net revenues	$30,826	$22,473	37.2%
Research and development	3,942	3,753	5.0%
R&D as a percentage of net revenues	12.8%	16.7%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support and technical customer applications support of our products. The expense increase in absolute dollars for the three month period ended September 30, 2006 as compared to the same period in the previous year is attributable to an increase in Research and Development spending as a result of the eCERA acquisition of approximately $213,000 for the three month period ended September 30, 2006. eCERA was acquired in September 2005 and thus the quarter ended October 1, 2005 includes less than one full month of eCERA research and development expense; whereas in contrast, the quarter ended September 30, 2006 includes a full quarter of eCERA research and development expense.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success and, consequently, expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control while business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Selling, General and Administrative

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	% Change
Net revenues	$30,826	$22,473	37.2%
Selling, general and administration	5,795	4,182	38.6%
S, G&A as a percentage of net revenues (gross margin)	18.8%	18.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in absolute dollars in selling, general and administrative expenses in the three month period ended September 30, 2006 as compared to the same period in the prior year can be attributable to added expense resulting from a full quarter of eCERA expenses which represent an approximate $700,000 increase for the three month period ended September 30, 2006 over the quarter ended October 1, 2005. In addition there were increased Sarbanes Oxley 404 and audit fees realized in the quarter ended September 1, 2006 which was approximately a $500,000 increase over the same quarter last year. Such increase in Sarbanes Oxley 404 and audit fees increase is due to the company switching the method of realizing such expense from an annual accrual methodology to an as incurred methodology. With respect to the quarter ended October 1, 2005 there was very little realized in Sarbanes Oxley 404 and audit fees for that quarter because the expense was spread over the course of the full fiscal 2005 for the 2005 audit. In comparison with respect to the quarter ended September 30, 2006, most of the Sarbanes Oxley 404 and audit fees realized for the fiscal 2006 audit were recognized when incurred during the first quarter of fiscal 2007; representing a significant increase that quarter which resulted in a significant expense increase for that quarter as compared to the same quarter last year. There were also other expense increases in personnel costs due to hiring of personnel to support growth of the organization and increased FAS 123R stock based expense year over year.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes Oxley 404 compliance efforts will increase selling, general and administrative expenses. The Company intends to continue to focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Interest Income

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	% Change
Interest income, net	$1,280	$898	42.5%

The increase in interest income for the three month period ended September 30, 2006 as compared to the comparable prior year period was primarily due to increased returns on investment. Interest rates continue to trend upwards as a result of actions taken by the Federal Reserve Board. For this reason the Company was able to generate approximately $1.3 million of net interest income for the three month period ended September 30, 2006 which represents an approximate $400,000 increase over the $900,000 of net interest income for the three month period ended October 1, 2005.

Provision for Income Taxes

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Pre-tax income (loss)	$1,974	$414
Income tax (benefit)	620	137
Effective tax rate	31.4%	33.1%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning jurisdictions.

Equity in Net Income (Loss) of Investees

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005	Change
Equity in net income of investees	$280	$325	$(45)

Equity in net income of investees is the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results decreased to income of $280,000 for the three month period ended September 30, 2006 from income of $325,000 for the comparable period in the prior year. This year over year decrease is directly attributable to a change in the rate at which Pericom recognizes income from PTI’s operations. For the three months ended October 1, 2005 ,,Pericom was realizing 74.4% of PTI’s income until all losses realized under PTI’s Series C Preferred Stock round of financing had been recouped. Pericom will now realize 25% of PTI’s net income until all losses realized under the PTI Series A Preferred Stock Round of financing have been recouped. After the Series A Preferred Stock Round of financing has been recouped, the Company will then realize revenue at the percentage ownership the Company owns of PTI. As of September 30, 2006 the percentage of ownership the Company owns of PTI is 44.3%.

Liquidity and Capital Resources

As of September 30, 2006, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $122.4 million as compared with $122.6 million on July 1, 2006.

As of September 30, 2006, $9.8 million is classified as cash and cash equivalents compared with $12.6 million as of July 1, 2006. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the three month period ended September 30, 2006, the Company spent approximately $1.6 million on property and equipment compared to $0.4 million for the three month period ended October 1, 2005. Interest rates continue to trend upwards as a result of actions taken by the Federal Reserve Board. For this reason the Company was able to generate approximately $1.3 million of net interest income for the three month period ended September 30, 2006 an approximate $400,000 increase over the $900,000 of net interest income for the three month period ended October 1, 2005. Higher return on invested capital contributed to interest income increasing despite a similar level of capital available for investment of $122.4 million for the three month period ended September 30, 2006 and $122.6 million for the three month period ended October 1, 2005. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $5.1 million in the three months ended September 30, 2006 was primarily a result of net income of $1.6 million, a reduction in net inventories of $1.2 million, depreciation and amortization of approximately $1.6 million and non-cash stock based compensation expense of $515,000. The reduction in net inventories during the three month period ended September 30, 2006 is due to a combination of tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2007 as well as reserving inventory that has become excess and obsolete. The Company’s net cash provided by operating activities of $2.6 million in the three months ended October 1, 2005 was primarily due to a net income of $625,000, a reduction in net inventories of $2.8 million, and depreciation and amortization of $970,000. These factors were partially offset by a decrease in accounts payable of $1.4 million and a $1.2 million increase in accounts receivable. The reduction in net inventories during the three month period ended October 1, 2005 was primarily due to the tightening of supply and a continued effort to reduce inventory levels to a lower level during fiscal 2006. The increase in accounts receivable during this period was primarily due to increasing sales and the addition of receivables from the eCERA acquisition. The decrease to accounts payable during this period was the result of routine period to period fluctuations.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $3.1 million for the three months ended September 30, 2006 was primarily due to the Company’s purchase of short term investments exceeding maturities of short-term investments by approximately $2 million as well as additions of property and equipment of approximately $1.6 million. The Company’s cash used in investing activities of $13.3 million for the three months ended October 1, 2005 was primarily due to the Company’s acquisition of eCERA Comtek Corporation for which the Company used $11.7 million in cash to complete the purchase on September 7, 2005.

The Company’s cash used in financing activities in the three months ended September 30, 2006 of $4.6 million was primarily due to principal payments on short-term, long-term debts and capital leases of approximately $5.7 million from debt obligations from eCERA as well as repurchases of common stock of $1.8 million which were offset in part by $2 million in proceeds from short and long term debt and approximately $1 million in proceeds generated from the sale of common stock from the Company’s employee stock plans. The Company’s cash used by financing activities in the three months ended October 1, 2005 of $1.1 million was primarily due to repurchases of common stock of $1.2 million offset in part by proceeds of approximately $327,000 from the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2006, the Company has repurchased an aggregate of 1,569,773 shares at a cost of approximately $13.5 million. The Company repurchased 197,686 shares during the three months ended September 30, 2006 at an approximate cost of $1.8 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at September 30, 2006 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$8,032	$1,242	$2,202	$2,089	$2,499
Notes payable	5,376	2,776	2,600	—	—

Operating lease obligations	$13,408	$4,018	$4,802	$2,089	$2,499

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

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the quarter ended September 30, 2006 the majority of the Company’s revenues were to distributors.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. In addition, the Company also has other indefinite-lived intangible assets resulting from the acquisition of Saronix which includes trade name, and customer relations and eCERA goodwill. Accordingly, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill other intangible assets existed in the three month period ended September 30, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 30, 2006 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $113 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 30, 2006, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting

Management did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Implementation of FASB rules for the accounting of equity instruments and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

Statement of Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payments” required the company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The adoption of this statement resulted in a negative impact on the Company’s reported results of operations. In general, from time to time, the government, courts and the financial accounting boards may issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See ITEM 1A “Risk Factors; Factors That May Affect Operating Results – Our Acquisition of eCERA And Other Potential Future Acquisitions May Not Be Successful.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2006 to July 29, 2006	—	—	1,372,087	627,913
July 30, 2006 to August 26, 2006	72,696	$8.96	1,444,783	555,217
August 27, 2006 to September 30, 2006	124,990	$9.16	1,569,773	430,227

Total	197,686	$9.09

In October, 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2006, the Company has repurchased an aggregate of 1,569,773 shares at a cost of approximately $13.5 million. The Company repurchased 197,686 shares during the three months ended September 30, 2006 at an approximate cost of $1.8 million.

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

Pericom Semiconductor Corporation (Registrant)

Date: November 10, 2006	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer