Form 10-Q
period 2006-12-30
PERICOM SEMICONDUCTOR CORP
filed 2007-02-07
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

As of February 7, 2007 the Registrant had outstanding 26,262,082 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 30, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 30, 2006	July 1, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$13,694	$12,577
Restricted cash	613	950
Short-term investments	68,767	52,761
Accounts receivable:
Trade (net of allowances of $1,910 and $ 2,205)	20,488	20,741
Other receivables	1,701	2,565
Inventories	14,625	16,742
Prepaid expenses and other current assets	735	508
Deferred income taxes	3,866	4,709

Total current assets	124,489	111,553
Property and equipment – net	24,177	24,376
Investments in unconsolidated affiliates	9,457	9,056
Deferred income taxes – non-current	5,103	5,043
Long-term investments in marketable securities	44,090	56,297
Goodwill	1,348	1,348
Intangible assets (net of accumulated amortization of $473 and $ 381)	2,884	2,976
Other assets	3,078	3,037

Total	$214,626	$213,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,318	$10,435
Accrued liabilities	7,539	7,243
Current portion of long-term debt	2,592	5,756

Total current liabilities	20,449	23,434
Long-term debt	2,166	3,482
Deferred tax liabilities	1,288	1,288
Other long term liabilities	281	402
Minority interest in consolidated subsidiaries	1,000	969

Total liabilities	25,184	29,575

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 30, 2006,
26,184,000; July 1, 2006, 26,061,000	139,315	138,483
Accumulated other comprehensive loss	(276)	(894)
Retained earnings	50,403	46,522

Total shareholders’ equity	189,442	184,111

Total	$214,626	$213,686

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended July 1, 2006.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net revenues	$30,842	$26,270	$61,668	$48,743
Cost of revenues	20,176	16,958	40,570	31,925

Gross profit	10,666	9,312	21,098	16,818

Operating expenses:
Research and development	4,040	3,640	7,982	7,393
Selling, general and administrative	4,919	4,993	10,714	9,175
Restructuring charge	—	—	—	55

Total	8,959	8,633	18,696	16,623

Income from operations	1,707	679	2,402	195
Interest income	1,151	912	2,431	1,810
Other than temporary decline in value of investment	—	(33)	(1)	(33)

Income before income taxes	2,858	1,558	4,832	1,972
Income tax provision	691	467	1,311	604
Minority interest in (income) loss of consolidated subsidiaries	(21)	38	(30)	61
Equity in net income of unconsolidated affiliates	110	283	390	608

Net income	$2,256	$1,412	$3,881	$2,037

Basic income per share	$0.09	$0.05	$0.15	$0.08

Diluted income per share	$0.08	$0.05	$0.15	$0.08

Shares used in computing basic income per share	26,113	26,253	26,122	26,302

Shares used in computing diluted income per share	26,783	26,972	26,737	27,057

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 30, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,881	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,094	2,362
Stock based compensation	1,076	572
Tax benefit related to stock based compensation plan	—	31
Excess tax benefit on stock based compensation	(106)	(22)
(Gain)/loss on sale of short-term investments	6	(29)
Other than temporary decline in investment	1	33
Gain on sale of disposal of assets	(73)	—
Equity in net income of unconsolidated affiliates	(390)	(608)
Deferred income taxes	321	362
Minority interest in subsidiary’s net income (loss)	30	(61)
Changes in assets and liabilities net of acquisition
Accounts receivable	1,061	(2,678)
Inventories	2,087	1,950
Prepaid expenses and other current assets	(227)	160
Accounts payable	(101)	914
Accrued liabilities	308	609
Restructuring liabilities	—	(72)
Other assets	(36)	259
Long term investment	(17)	—
Other long term liabilities	(118)	(159)

Net cash provided by operating activities	10,797	5,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,982)	(1,126)
Net proceeds from sales of property and equipment	248	—
Purchase of short-term investments	(187,276)	(240,566)
Maturities of short-term investments	184,643	245,959
Cash paid for eCERA acquisition, net of cash received	—	(13,064)
Cash invested in Pericom Electronics Hong Kong Ltd.	—	(172)
Change in restricted cash balance	337	(822)

Net cash used in investing activities	(5,030)	(9,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,527	616
Excess tax benefit on stock based compensation	106	22
Proceeds from short-term and long-term debts	2,738	7,905
Principal payments on short-term and long-term debts and capital leases	(7,137)	(8,785)
Repurchase of common stock	(2,771)	(2,513)

Net cash used in financing activities	(4,537)	(2,755)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(113)	(147)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,117	(7,033)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,577	20,902

End of period	$13,694	$13,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(191)	$(56)
Interest	$(114)	$(109)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 30, 2006, the results of operations for the three and six months ended December 30, 2006 and December 31, 2005 and cash flows for the six months ended December 30, 2006 and December 31, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six months ended December 30, 2006 and December 31, 2005 are not necessarily indicative of the results to be expected for the entire year. The three and six months ended December 30, 2006 and December 31, 2005 each had 13 and 26 week periods, respectively.

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

The following table shows total stock-based compensation expense for the three and six months ended December 30, 2006 and December 31, 2005 from all of the Company’s stock compensation plans, included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Cost of goods sold	$39	$20	$67	$44
Research and development	242	105	461	226
Selling, general and administrative	279	169	547	302

Pre-tax stock-based compensation expense	560	294	1,075	572
Income tax	135	120	297	184

Net stock-based compensation expense	$425	$174	$778	$388

The value of the Company’s stock options granted under its stock option plans during the three months ended December 30, 2006 and December 31, 2005 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 30, 2006	December 31, 2005
Expected Life	4.9 years	4.5 years
Risk-free interest rate	4.74%	4.39%
Volatility range	47%	39%
Dividend Yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended December 30, 2006 and December 31, 2005 were $4.62 and $2.76, respectively.

3. Purchased Intangible Assets

The following table shows purchased intangible assets associated with completed acquisitions by Pericom for each of the following periods (in thousands):

	December 30, 2006			July 1, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Supplier relationships	$110	$(48)	$62	$110	$(30)	$80
Trade name	40	(8)	32	40	(5)	35
Core development technology	1,349	(417)	932	1,349	(346)	1,003

Total amortizable purchased intangible assets	1,499	(473)	1,026	1,499	(381)	1,118

SaRonix supplier relationship	901	—	901	901	—	901
SaRonix trade name	957	—	957	957	—	957

Total purchased intangible assets	$3,357	$(473)	$2,884	$3,357	$(381)	$2,976

4. Income Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six month periods ended December 30, 2006 and December 31, 2005 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net income	$2,256	$1,412	$3,881	$2,037

Computation of common shares outstanding – basic income per share:
Weighted average shares of common stock	26,113	26,253	26,122	26,302

Shares used in computing basic income per share	26,113	26,253	26,122	26,302

Basic income per share	$0.09	$0.05	$0.15	$0.08

Computation of common shares outstanding – diluted income per share:
Weighted average shares of common stock	26,113	26,253	26,122	26,302
Dilutive options using the treasury stock method	670	719	615	755

Shares used in computing diluted income per share	26,783	26,972	26,737	27,057

Diluted income per share	$0.08	$0.05	$0.15	$0.08

Options to purchase 3,157,000 and 3,212,000 shares of common stock were outstanding as of December 30, 2006, for the three and six months ended respectively, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price of the common stock for the three months ended December 30, 2006 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three and six months ended December 31, 2005, 4,142,629 and 4,106,719 options to purchase common stock were outstanding respectively, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price for the three months and six months ended December 31, 2005.

5. Inventories

Inventories consist of (in thousands):

	December 30, 2006	July 1, 2006
Raw materials	$4,527	$5,062
Work in process	3,958	4,220
Finished goods	6,140	7,460

	$14,625	$16,742

The reduction in net inventories during the six month period ended December 30, 2006 is due to a combination of tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2007 as well as reserving inventory that has become excess and obsolete. Raw material inventory is considered obsolete and written off if it has not moved in 365 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity forecasted to be shipped in the next twelve months, the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and reserved. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be reserved. To date as of December 30, 2006 $9.2 million of inventory on hand had been reserved as compared with $8.5 million at July 1, 2006.

During the three months ended December 30, 2006 and December 31, 2005, gross profit benefited as a result of the sale of inventory of $356,000 and $653,000, respectively, that had been previously identified as excess and written down to zero. In addition, during the six month periods ended December 30, 2006 and December 31, 2005 gross profit benefited as a result from the sale of inventory of $886,000 and $1,384,000, respectively, that had been previously identified as excess and written down to zero.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 30, 2006	July 1, 2006
Accrued compensation	$3,927	$3,953
Accrued income tax	1,680	1,269
External sales representative commissions	800	686
Other accrued expenses	1,132	1,335

	$7,539	$7,243

7. Debt

As of December 30, 2006, there was approximately $2.6 million classified as current portion of long term debt, and $2.2 million classified as long-term debt on the consolidated balance sheet (in thousands):

Debt Description	Annual Interest Rate	Total due and outstanding	Due 12/30/06 through 12/30/07	Due 12/30/07 through 12/30/09
Bank Loan — eCERA	3.35%	$1,048	$699	$349
Bank Loan — eCERA	3.60%	2,727	1,499	1,228
Bank Loan — eCERA	2.97%	983	394	589

Total		$4,758	$2,592	$2,166

As part of the acquisition of eCERA the remaining debt obligation assumed by the Company totaled $14.9 million at the time of the acquisition consisting of both long term and other short-term line of credit accounts. The remaining debt as of December 30, 2006 is all long term debt obligation. The first and second long-term debts are with Cooperative Bank of Taiwan which are secured by land, building and machinery the company owns in Taiwan and have a variable interest rate of 0.59% over the bank Board Listing Rate and are payable in quarterly installments of principals and monthly the interest in New Taiwan Dollars. The third long-term debt obligation is with China Development Industrial bank which is secured by Machinery and Equipment the company owns in Taiwan and has a variable interest rate of 1.3% over the benchmark 90 days from the Secondary Markets Telerate fixing rate and is payable in quarterly installments of principal and monthly of interest in New Taiwan Dollars.

8. Restricted Cash

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with them debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt and other obligations. As of December 30, 2006 there was $613,000 of cash designated as restricted cash. As of July 1, 2006 there was $950,000 of cash designated as restricted cash. The decrease in restricted cash from the prior year-end is the result of decreasing debt outstanding that requires restricted cash through debt covenants.

9. Industry and Segment Information

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

There was one end customer that accounted for 11% and 10% of net revenues in the three months and six months ended December 30, 2006, respectively; and there was one direct customer, an Asian distributor, who accounted for 14% and 12% of net revenues in the three months and six months ended December 30, 2006. At both December 30, 2006 and December 31, 2005, there were no customers that individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of December 30, 2006 and July 1, 2006.

	December 30, 2006	July 1, 2006
Taiwan	77.90%	81.30%
United States	12.70%	12.10%
Other (less than 10% each)	9.40%	6.60%

Total	100.00%	100.00%

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month and six-month periods ended December 30, 2006 and December 31, 2005.

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
China (including Hong Kong)	33.8%	28.3%	32.8%	25.3%
Taiwan	23.0%	30.7%	23.4%	28.9%
United States	13.1%	17.8%	14.6%	19.3%
Singapore	6.7%	9.5%	7.1%	10.5%
Other (less than 10% each)	23.4%	13.7%	22.1%	16.0%

Total	100.0%	100.0%	100.0%	100.0%

10. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments and translation gains (losses) of consolidated subsidiaries. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net income	$2,256	$1,412	$3,881	$2,037
Change in unrealized gain (loss) on securities available for sale	146	(148)	1,158	(237)
Income tax effect	(56)	60	(439)	97
Reclassification adjustment for (loss) on available for sale securities included in net income	16	(29)	12	(39)
Income tax effect	(6)	12	(4)	16
Translation (loss)	188	10	(109)	(18)

Comprehensive income	$2,544	$1,317	$4,499	$1,856

11. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 102,000 shares were repurchased in the three months ended December 30, 2006 at a cost of approximately $971,000 and 300,000 shares were repurchased at a cost of approximately $2.8 million in the six months ended December 30, 2006. The Company has purchased a total of 1.7 million shares at a total cost of approximately $14.5 million as of December 30, 2006. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases, if any, from these same sources.

12. Minority Interest

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At December 30, 2006, the carrying value of minority interest in PTL was $94,000. Parties other than Pericom Semiconductor Corporation own approximately 2.71% of the outstanding shares of eCERA Comtek Corporation. As of December 30, 2006, the carrying value of minority interest in eCERA Comtek Corporation was $905,000.

13. Investment In Pericom Technology, Inc.

Pericom Semiconductor Corporation (“The Company”) holds a 44.3% ownership in Pericom Technology Inc. (“PTI”), which is accounted for under the equity method. The first investment of $750,000 for 1,500,000 shares of Series A preferred stock at $0.50 per share was made on June 10, 1995. This gave the company an initial ownership position of 18.4% and represented 25% of the Series A preferred financing. The Series A preferred stock was set up as voting stock convertible to common shares with stated liquidation preferences of $0.50 per share over the common stock. Initially, the company realized the PTI gains and losses at 20% of net income, until the accounting guidance changed in 1999, and then recognized the gains and losses at the ownership percentage of 18.4%. From June 1995 through February 2000, the Company had recognized $1,051,410 of accumulated equity accounting losses. On February 28, 2000, the Company made an additional investment in PTI by purchasing $1,000,000 in Series B preferred stock for a total of 909,090 shares at $1.10 per share. The Company’s investment in the preferred Series B financing was equal to 39% of the round. From March 2000 through May 2000, the Company recognized $110,000 of accumulated equity accounting losses at the 39%. On June 1, 2000, the Company converted $3,500,000 of debt owned by PTI to PSC into 3,181,818 share of preferred B stock at $1.10 per share in stock outstanding. Subsequently, the Company’s investment in the Preferred Series B stock represented 74.4% of the total round Series B of financing. The preferred B round of financing was voting stock and had stated liquidation preferences of $1.10 per share. Commencing in June 2000, the Company accumulated equity accounting losses at 74.4%, the Company’s percentage of preferred Series B financing. On May 29, 2001 the Company invested an additional $5,001,000 for 3,000,000 shares of Preferred Series C at $1.67 per share. After this financing round, the Company owned approximately 44.9% of the outstanding Preferred and Common stock of PTI. The Company accounted for 50% of the Series C financing and the stock was classified as voting with stated liquidation preferences of $1.67 per share. On April 29, 2005, the Company exercised a warrant to purchase 275,000 shares of PTI common stock at $0.70 per share for a total of $192,500. Currently, the Company owns approximately 44.3% of the outstanding voting shares of PTI. In May of 2006, the Company recouped all of the accumulated equity losses for Series B financing at the Series B 74.4% participation level. Subsequently in June 2006, the Company began to recoup losses through PTI income at the 25% level. As of December 30, 2006, the Company has recouped $452,000 of losses of preferred Series A. For the three and six months ended December 30, 2006, the company recognized $110,000 and $390,000 of equity in net income of PTI, respectively.

14. Stock Option Plans

Under the Company’s 2004, 2001, 1995, 1990 stock option plans, and SaRonix acquisition stock option plans, incentive and nonqualified stock options to purchase up to 1,774,000 shares of common stock have been reserved at December 30, 2006 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Balance, July 1, 2006 (4,206 exercisable at a weighted average price of $ 12.16)	5,277	$11.43
Granted (weighted average fair value of $4.19 per share)	360	8.90
Exercised	(350)	5.85
Canceled	(304)	12.32

Balance, December 30, 2006	4,983	$11.58

Additional information regarding options outstanding as of December 30, 2006 is as follows:

Range of Exercise Prices		Number Outstanding as of 12/30/2006	Weighted Ave. Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 12/30/06	Weighted Average Exercise Price
$2.00	$7.87	1,203,000	3.44	$4.70	961,000	$3.90
$7.88	$9.19	1,191,000	8.06	$8.50	563,000	$8.50
$9.20	$11.50	922,000	6.9	$10.80	664,000	$11.20
$11.56	$17.81	1,017,000	4.65	$14.40	1,012,000	$14.50
$17.85	$37.22	650,000	3.54	$26.70	650,000	$26.70

$2.00	$37.22	4,983,000	5.44 years	$11.58	3,850,000	$12.40

The intrinsic value of the ending outstanding stock options was $12,362,000, the weighted average exercise price was $11.58, and the weighted average remaining contractual term was 5.44 years. The total ending vested and expected to vest stock options were 4,804,000, the weighted average exercise price was $11.69, the intrinsic value was $11,859,000, and the remaining contractual term was 5.31 years. The total ending exercisable stock options were 3,850,000, the intrinsic value was $9,176,000, the weighted average exercise price was $12.44, and the remaining contractual term was 4.41 years. The intrinsic value of the exercised shares was $1,402,000.

15. Recently Issued Accounting Standards

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.4%	64.6%	65.8%	65.5%

Gross profit	34.6%	35.4%	34.2%	34.5%

Operating expenses:
Research and development	13.1%	13.9%	12.9%	15.2%
Selling, general and administrative	16.0%	19.0%	17.4%	18.8%
Restructuring charge	0.0%	0.0%	0.0%	0.1%

Total	29.1%	32.9%	30.3%	34.1%

Income from operations	5.5%	2.5%	3.9%	0.4%
Interest income	3.7%	3.5%	3.9%	3.7%
Other than temporary decline in investment	0.0%	(0.1)%	0.0%	(0.1)%

Income before income taxes	9.2%	5.9%	7.8%	4.0%
Income tax provision	2.2%	1.7%	2.1%	1.2%
Minority interest in (income) loss of consolidated subsidiaries	(0.1)%	0.1%	0.0%	0.1%
Equity in net income of unconsolidated affiliates	0.4%	1.1%	0.6%	1.3%

Net income	7.3%	5.4%	6.3%	4.2%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	% Change	December 30, 2006	December 31, 2005	% Change
Net revenues	$30,842	$26,270	17.4%	$61,668	$48,743	26.5%
% of net sales accounted for by top 5 direct customers (1)	36.2%	35.5%		35.0%	38.5%

Number of direct customers that each account for more than 10% of net sales	1	1		1	1

% of net sales accounted for by top 5 end customers (2)	23.8%	25.3%		24.3%	28.1%

Number of end customers that each account for more than 10% of gross sales	1	0		0	1

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the three month periods ended September 30, 2006 and October 1, 2005, net revenues from eCERA product sales were approximately $8.4 million and $2 million, which reflected thirteen weeks of eCERA revenue being included in the Pericom results for the three months ended September 30, 2006, as compared to four weeks of revenue included in the results for the three months ended October 1, 2005.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues of $4.6 million for the three month period ended December 30, 2006 as compared with the same period in the prior year is primarily attributable to the increase of $2.3 million in IC revenue and an increase of $2.3 million in FCP revenue. The increase in revenues of $12.9 million in the six months ended December 30, 2006 compared with the same period in the prior year is attributable to IC and FCP revenue increases of $3.7 and $9.1 million, respectively. As noted in the prior paragraph, our results for the three months ended September 30, 2006, included thirteen weeks of eCERA FCP revenue while our results for the three months ended October 1, 2005, included only four weeks of such revenue.

The increase in net revenues is generally attributable to customer acceptance of the Company’s new product offerings as well as an improved pricing environment for the Company’s Digital Switches and Interface Logic product lines. However, the pricing environment could again become more difficult as other companies compete more aggressively for business. Pricing for the Company’s higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and price declines are generally offset by new product introductions and cost reductions.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six -month periods ended December 30, 2006 and December 31, 2005.

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
China (including Hong Kong)	33.8%	28.3%	32.8%	25.3%
Taiwan	23.0%	30.7%	23.4%	28.9%
United States	13.1%	17.8%	14.6%	19.3%
Singapore	6.7%	9.5%	7.1%	10.5%
Other (less than 10% each)	23.4%	13.7%	22.1%	16.0%

Total	100.0%	100.0%	100.0%	100.0%

For the three and six months ended December 30, 2006, as compared with the same periods in the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) increased as a result of our acquisition of eCERA as well as a general increase in our core business in China for the period.

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

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	% Change	December 30, 2006	December 31, 2005	% Change
Net revenues	$30,842	$26,270	17.4%	$61,668	$48,743	26.5%

Gross profit	10,666	9,312	14.5%	21,098	16,818	25.4%

Gross profit as a percentage of net revenues (gross margin)	34.6%	35.4%		34.2%	34.5%

The gross profit of $10.7 million in the three-month period ended December 30, 2006, as compared with the same period in the prior year increased due to an increase in the unit sales volume of our core integrated circuit products that resulted from improved end-market demand and improved gross margins on core products. The increase in gross margin for the six-month period ended December 30, 2006, as compared to the same period in the prior year, can be primarily attributable to higher margins from the Company’s focus IC products caused by improved product mix and a generally favorable pricing environment; these factors were partially off-set by the negative impact of the addition of lower margin eCERA revenue.

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

During the three and six months ended December 30, 2006, gross profit and gross margin benefited as a result of the sale of inventory of $356,000 and $886,000, respectively, that had been previously identified as excess and written-down to zero.

Research and Development

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	% Change	December 30, 2006	December 31, 2005	% Change
Net revenues	$30,842	$26,270	17.4%	$61,668	$48,743	26.5%
Research and development	4,040	3,640	11.0%	7,982	7,393	8.0%
R&D as a percentage of net revenues	13.1%	13.9%		12.9%	15.2%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support and technical customer applications support of our products. The expense increase of $400,000 for the three-month period ended December 30, 2006 as compared to the same period in the previous year is due to an increase of $137,000 in stock-based compensation and other personnel expenses. The increase of approximately $589,000 for the six-month period ended December 30, 2006 as compared to the same period in the previous year is partially due to a full six months or twenty-six weeks of eCERA expenses in the current period compared to seventeen weeks of expenses, as well as, increased stock-based compensation expense of $235,000 and increased personnel expenses.

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

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	% Change	December 30, 2006	December 31, 2005	% Change
Net revenues	$30,842	$26,270	17.4%	$61,668	$48,743	26.5%
Selling, general and administration	4,919	4,993	-1.5%	10,714	9,175	16.8%

S, G&A as a percentage of net revenues	15.9%	19.0%		17.4%	18.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The selling, general and administrative expenses in the three month period ended December 30, 2006 as compared to the same period in the prior year were essentially flat. The increase of $1.5 million in selling, general and administrative expenses in the six-month period ended December 30, 2006, as compared to the same period in the prior year, is due to the inclusion of a full 26 weeks of eCERA expenses in the current year compared to only 17 weeks in the comparable period in the prior year. In addition Sarbanes Oxley 404 compliance and audit fees increased approximately $500,000, due to the company switching the method of recognizing such expense from an accrual method to an incurred method, along with increases in stock-based compensation of approximately $245,000 and personnel expense.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes Oxley 404 compliance efforts will increase selling, general and administrative expenses due to the inclusion in scope of eCERA in the current year. The Company intends to continue to focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Interest Income

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	% Change	December 30, 2006	December 31, 2005	% Change
Interest income, net	$1,151	$912	26.2%	$2,431	$1,810	34.3%

The increase in interest income for the three-month and six-month periods ended December 30, 2006, as compared to the comparable prior year periods, was primarily due to increased interest rates.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Pre-tax income (loss)	$2,858	$1,558	$4,832	$1,972
Income tax (benefit)	691	467	1311	604
Effective tax rate	24%	30%	27%	31%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income (Loss) of Investees

	Three Months Ended			Six Months Ended
(In thousands)	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Equity in net income of investees	$110	$283	($173)	$390	$608	($218)

Equity in net income of investees is primarily the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results decreased to income of $110,000 for the three month period ended December 30, 2006 from income of $390,000 for the comparable period in the prior year. This year over year decrease is directly attributable to a change in the rate at which Pericom recognizes income from PTI’s operations. For the three and six months ended December 31, 2005, Pericom was realizing 74.4% of PTI’s income until all losses realized under PTI’s Series C Preferred Stock round of financing had been recouped. For the six months ending December 31, 2006, the Company’s allocated portion of PTI’s results decreased to income of $390,000, which was based on recouping losses at a 25% level. For the comparable period in the prior year, the company’s allocated portion of PTI’s results were $608,000. Pericom will now realize 25% of PTI’s net income until all losses realized under the PTI Series A Preferred Stock Round of financing have been recouped. After the Series A Preferred Stock Round of financing has been recouped, the Company will then realize revenue at the percentage ownership the Company owns of PTI. As of December 30, 2006 the percentage of ownership the Company owns of PTI is 44.3%.

Liquidity and Capital Resources

As of December 30, 2006, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $127.2 million as compared with $122.6 million on July 1, 2006.

As of December 30, 2006, $13.7 million is classified as cash and cash equivalents compared with $12.6 million as of July 1, 2006.

The Company’s net cash provided by operating activities of $10.8 million in the six months ended December 30, 2006 was primarily a result of net income of $3.9 million, a reduction in net inventories of $2.1 million, depreciation and amortization of approximately $3.1 million and non-cash stock based compensation expense of $1.1 million. In the six months ended December 31, 2005, the Company’s net cash provided by operating activities of $5.7 million was primarily due to a net income of $2.0 million, a reduction in net inventories of $2.0 million, depreciation and amortization of $2.4 million, and a decrease in accounts payable of $914,000. These factors were partially offset by an increase in accounts receivable of $2.7 million. The reduction in net inventories during the six-month period ended December 31, 2005 was primarily due to the tightening of supply and a continued effort to reduce inventory levels to a lower level during fiscal 2006. The increase in accounts receivable during this period was primarily due to increasing sales and the addition of receivables from the eCERA acquisition.

The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the six month period ended December 30, 2006, the Company spent approximately $3.0 million on property and equipment compared to $1.1 million for the six month period ended December 31, 2005. The Company generated approximately $2.4 million of net interest income for the six-month period ended December 30, 2006, an approximate $600,000 increase over the $1.8 million of net interest income for the six month period ended December 31, 2005. Higher interest rates on invested capital contributed to the increase in net interest income, despite a similar level of capital available for investment of $127.2 million for the six month period ended December 30, 2006 and $122.6 million for the six month period ended December 31, 2005. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $5.0 million for the six months ended December 30, 2006 was primarily due to the Company’s purchase of short term investments exceeding maturities of short-term investments by approximately $2.6 million as well as additions of property and equipment of approximately $3.0 million. For the six months ended December 31, 2005 the Company’s cash used in investing activities of $9.8 million was primarily due to the Company’s acquisition of eCERA Comtek Corporation for which the Company used $13.1 million in net cash to complete the purchase on September 7, 2005.

The Company’s cash used in financing activities in the six months ended December 30, 2006 of $4.5 million was primarily due to principal payments on short-term, long-term debts and capital leases of eCERA of approximately $7.1 million as well as repurchases of common stock of $2.8 million, which were offset in part by $2.7 million in proceeds from short and long term debt and approximately $2.5 million in proceeds generated from the sale of common stock from the Company’s employee stock plans. In the six months ended December 31, 2005, the Company’s cash used by financing activities of $2.8 million was primarily due to payment of principal of eCERA debt of $8.8 million, repurchases of common stock of $2.5 million which were offset in part by proceeds of approximately $7.9 million in sale of short-term and long-term debt instruments, also $616,000 was received from the sale of common stock from the Company’s employee stock plans.

The Company’s Board of Directors has approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 30, 2006, the Company has repurchased an aggregate of 1.7 million shares at a cost of approximately $14.5 million. The Company repurchased 299,000 shares during the six months ended December 30, 2006 at an approximate cost of $2.8 million. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at December 30, 2006 are as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$7,711	$1,209	$2,166	$2,104	$2,232
Notes payable	4,758	2,592	2,166	—	—

Operating lease obligations	$12,469	$3,801	$4,332	$2,104	$2,232

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements, as defined by Regulation S-K item 303(a)(4), other than operating leases.

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

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 30, 2006 approximately 40% of the Company’s revenues were to distributors.

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and written off if it has not moved in 365 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecast to ship in the subsequent twelve months are considered obsolete and written off. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. In addition, the Company also has other indefinite-lived intangible assets resulting from the acquisition of Saronix which includes trade name, and customer relations and eCERA goodwill. Accordingly, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews their intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill or other intangible assets existed in the six-month period ended December 30, 2006.

INVESTMENTS. We have made investments including loans, bridge loans convertible to equity or asset purchases as well as direct equity investments. These loans and investments are made with strategic intentions and have been in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the balance sheet and are carried at the lower of cost or market if the investment has experienced an “other-than-temporary” decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

DEFERRED TAX ASSETS. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry-forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

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

At December 30, 2006 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $113 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 30, 2006, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 30, 2006.

Changes in Internal Control over Financial Reporting

Management did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilized a tin-lead alloy as a soldering material in the manufacturing process, we were forced to redesign many of our products in order to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. and Magnachip Semiconductor Ltd. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 106 patents covering certain aspects of our product designs and have at least 17 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See Item 1A “Risk Factors– Our Acquisition of eCERA And Other Potential Future Acquisitions May Not Be Successful.”

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

For the fiscal year ended July 2, 2005, there were two direct customers that individually accounted for more than 10% of net revenues. For the fiscal year ended June 26, 2004, there was one direct customer that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the fiscal year ended July 1, 2006 totaled 36%, the year ended July 2, 2005 totaled 46%, and was 41% for the fiscal year ended June 26, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/31/06 to 11/3/06	101,588	9.56	1,671,361	328,639

Total	101,588	$9.56

In October, 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of December 30, 2006, the Company has repurchased an aggregate of 1.7 million shares at a cost of approximately $14.5 million. The Company repurchased 102,000 shares during the three months ended December 30, 2006 at an approximate cost of $1.0 million.

Item 4. Submission of Matters to Vote of Security Holders

The annual Meeting of Shareholders was held on December 14, 2006 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1. Election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

Name of Director	Votes For		Votes Withheld
Alex Chi-Ming Hui	24,824,290		588,675
Chi-Hung (John) Hui, Ph.D.	24,998,876		414,089
Hau L. Lee, Ph.D.	24,434,842		978,123
Millard (Mel) Phelps	23,608,571		1,804,394
Gary L. Fischer	23,609,352		1,803,613
Simon Wong, Ph.D.	25,019,095		393,870

	Votes For	Votes Against	Votes Abstained
2. To ratify and approve the appointment of Burr, Pilger & Mayer LLP as the independent auditors for the Company for the fiscal year ending June 30, 2007.	25,368,490	38,515	5,960

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: February 7, 2007	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer