Form 10-K/A
period 2006-07-01
PERICOM SEMICONDUCTOR CORP
filed 2007-04-23
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27026

PERICOM SEMICONDUCTOR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3545 North First Street, San Jose, California 95134

(Address of Principal Executive Offices) (Zip Code)

(408) 435-0800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock	NASDAQ Global Market
Preferred Share Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price for the common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (December 30, 2006), was approximately $280.4 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 19, 2007 the registrant had outstanding 25,958,417 shares of common stock.

Explanatory Note

Pericom Semiconductor Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K to include financial statements of Pericom Semiconductor Technology Inc. at and for the fiscal year ended June 30, 2006 (the “PTI Financial Statements”) in the Company’s Form 10-K for the fiscal year ended July 1, 2006, which was filed with the Securities and Exchange Commission on September 14, 2006 (the “Original Filing”).

This Form 10-K/A does not reflect events occurring after the Original Filing, and except for the PTI Financial Statements and Exhibits 31.1 and 31.2, which are filed herewith, this Amendment No. 1 to Form 10-K does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Filing, and this Amendment No. 1 continues to speak as of the date of the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K/A:

1.	Financial Statements

Independent Auditors’ Report to the Directors of Pericom Technology Inc.

Consolidated Income Statement of Pericom Technology Inc. for the year ended June 30, 2006

Consolidated Balance Sheet of Pericom Technology Inc. at June 30, 2006

Balance Sheet of Pericom Technology Inc. at June 30, 2006

Consolidated Statement of Changes in Equity of Pericom Technology Inc. for the year ended June 30, 2006

Consolidated Cash Flow Statement of Pericom Technology Inc. for the year ended June 30, 2006

Notes to the Financial Statements

PERICOM TECHNOLOGY INC.

REPORT AND FINANCIAL STATEMENTS

FOR THE YEAR ENDED 30 JUNE 2006

		Pages
CONTENTS

1.	Independent Auditors’ Report	1

2.	Consolidated Income Statement	2

3.	Consolidated Balance Sheet	3 – 4

4.	Balance Sheet	5 – 6

5.	Consolidated Statement of Changes in Equity	7

6.	Consolidated Cash Flow Statement	8 – 9

7.	Notes to the Financial Statements	10 – 37

INDEPENDENT AUDITORS’ REPORT

TO THE DIRECTORS OF

PERICOM TECHNOLOGY INC.

(Incorporated in the British Virgin Islands with limited liability)

We have audited the accompanying consolidated balance sheets of Pericom Technology Inc. (“the Company”) and its subsidiaries (“the Group”) as of 30 June 2006, and the related consolidated income statement, consolidated statement of changes in equity and consolidated cash flow statement for the year ended 30 June 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes consideration of internal control over financial reporting as a basis for designing audit procedure that are appropriate in the circumstances, but not for the purposes of express an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and the Group as of 30 June 2006, and the result of its operations and its cash flows of the Group for the year ended 30 June 2006 in conformity with Hong Kong Financial Reporting Standards.

PCP CPA Limited
Certified Public Accountants
Hong Kong,

Chua Suk Lin, Ivy
Practising Certificate No.: P02044

PERICOM TECHNOLOGY INC.

CONSOLIDATED INCOME STATEMENT

FOR THE YEAR ENDED 30 JUNE 2006

		2006	2005
	Note	US$	US$
Turnover	5	12,512,670	6,166,067

Cost of sales		(5,812,561)	(3,034,843)

Gross profit		6,700,109	3,131,224

Other revenues	5	504,773	596,041
Share of losses of an associate		(19,730)	—
Distribution expenses		(1,218,638)	(611,121)
Administrative expenses		(3,368,237)	(3,053,918)

Profit before taxation	6	2,598,277	62,226

Taxation	9	—	—

Profit for the year		2,598,277	62,226

PERICOM TECHNOLOGY INC.

CONSOLIDATED BALA NCE SHEET

AT 30TH JUNE 2006

		2006	2005
	Note	US$	US$
			(Restated)
Non-current assets
Property, plant and equipment	10	1,269,420	1,076,090
Prepaid lease payments	11	381,255	391,044
Interest in an associate	13	208,988	200,128

		1,859,663	1,667,262

Current assets
Inventories	14	2,262,635	1,801,565
Trade, other receivables and prepayments		3,258,673	2,223,320
Other investments	15	4,259,214	5,689,215
Cash and bank balances		3,975,816	1,579,339

		13,756,338	11,293,439

Current liabilities
Trade and other payables		925,725	1,014,666
Amount due to a shareholder	16	349,462	55,862
Amount due to an associate	16	—	200,128

		1,275,187	1,270,656

Net current assets		12,481,151	10,022,783

Total assets less current liabilities		14,340,814	11,690,045

PERICOM TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEET – CONT’D

AT 30TH JUNE 2006

	Note	2006 US$	2005 US$
			(Restated)
CAPITAL AND RESERVES
Capital	18	18,883,034	18,868,096
Reserves		(4,542,220)	(7,178,051)

		14,340,814	11,690,045

Approved and authorised for issue by the board of directors on

/s/ Alex Hui	/s/ John Hui
Director	Director

PERICOM TECHNOLOGY INC.

BALANCE SHEET

AT 30TH JUNE 2006

		2006	2005
	Note	US$	US$
Non-current assets

Interests in subsidiaries	12	1,842,836	699,994
Interest in an associate	13	208,988	200,128

		2,051,824	900,122

Current assets

Other receivables		34,557	16,773
Other investments	15	3,922,482	5,392,215
Amounts due from subsidiaries		1,531,153	3,934,758
Bank balances and cash		1,260,483	786,440

		6,748,675	10,130,186

Current liabilities

Other payables		21,705	22,000
Amount due to a shareholder	16	349,462	56,714
Amount due to an associate	16	—	200,128

		371,167	278,842

Net current assets		6,377,508	9,851,344

Total assets less current liabilities		8,429,332	10,751,466

PERICOM TECHNOLOGY INC.

BALANCE SHEET – CONT’D

AT 30TH JUNE 2006

		2006	2005
	Note	US$	US$
CAPITAL AND RESERVES
Capital	18	18,883,034	18,868,096
Reserves		(10,453,702)	(8,116,630)

		8,429,332	10,751,466

Approved and authorised for issue by the board of directors on

/s/ Alex Hui	/s/ Alex Hui
Director	Director

PERICOM TECHNOLOGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUIT Y

FOR THE YEAR ENDED 30TH JUNE 2006

	Attributable to equity holders of the company
	Capital	Exchange translation reserve	Employee shares compensation reserve	Accumulated losses	Total
	US$	US$	US$	US$	US$
At 1 July 2004	18,661,596	—	—	(7,240,277)	11,421,319
Shares issued on exercise of share options and warrants	206,500	—	—	—	206,500
Profit for the year	—	—	—	62,226	62,226

At 30 June 2005	18,868,096	—	—	(7,178,051)	11,690,045

At 1 July 2005	18,868,096	—	—	(7,178,051)	11,690,045

Share base payment	—	—	24,558	—	24,558
Shares issued on exercise of share options	14,938	—	—	—	14,938
Currency translation differences	—	12,996	—	—	12,996
Profit for the year	—	—	—	2,598,277	2,598,277

At 30 June 2006	18,883,034	12,996	24,558	(4,579,774)	14,340,814

PERICOM TECHNOLOGY INC.

CONSOLIDATED CASH FLOW STAT EMENT

FOR THE YEAR ENDED 30TH JUNE 2006

	2006	2005
	US$	US$
		(Restated)
Cash flows from operating activities
Profit for the year	2,598,277	62,226
Adjustments for:
Amortisation of prepaid lease payments	23,040	21,485
Bank interest income	(16,192)	(1,944)
Depreciation	214,682	273,344
Exchange gain	(44,817)	—
Gain on disposal of other investments	(181,774)	(56,218)
Investment interest income	(171,010)	(142,448)
Allowances for inventories	600,557	240,095
Share of losses of an associate	19,730	—
Unrealised loss on other investments	46,516	42,371
Employee compensation reserve	24,558	—

Operating profit before working capital changes	3,113,567	438,911
Increase in inventories	(1,061,627)	(152,819)
Increase in trade, other receivables and prepayments	(1,035,353)	(474,125)
Decrease in trade and other payables	(88,941)	(31,568)

Net cash generated from/(used in) operating activities	927,646	(219,601)

Cash flows from investing activities
Bank interest received	16,192	1,944
Repayment to an associate	(228,718)	—
Investment interest received	171,010	142,448
Proceeds on disposal of other investments	1,565,259	13,652,153
Proceeds on disposal of property, plant and equipment	—	1,072
Purchase of other investments	—	(13,317,784)
Purchase of property, plant and equipment	(376,446)	(250,934)

Net cash generated from investing activities	1,147,297	228,899

Cash flows from financing activities
Proceeds from shares issued on exercise of share options and warrants	14,938	206,500
Advance from/(repayment to) a shareholder	293,600	(167,754)

Net cash generated from financing activities	308,538	38,746

PERICOM TECHNOLOGY INC.

CONSOLIDATED CASH FLOW STATEMENT – CONT’D

FOR THE YEAR ENDED 30TH JUNE 2006

	2006	2005
	US$	US$
		(Restated)
Net increase in cash and cash equivalents	2,383,481	48,044

Cash and cash equivalents at the beginning of the year	1,579,339	1,531,295
Effect on exchange rate changes	12,996	—

Cash and cash equivalents at the end of the year	3,975,816	1,579,339

Analysis of cash and cash equivalents
Cash and bank balances	3,975,816	1,579,339

1.	CORPORATE INFORMATION

Pericom Technology Inc. (the “Company”) is a private limited company incorporated in the British Virgin Islands. The addresses of the registered office of the Company is located at Omar Hodge Building, Wickhams Cay 1 P.O. Box 362, Road Town, Tortola, British Virgin Islands and the principal place of business of the Company is located at Unit 1517, 15/F, Chevalier Commercial Centre, 8 Wang Hoi Road, Kowloon Bay, Hong, Kong.

The Company is an investment holding company and its subsidiaries are principally engaged in the business of manufacturing, trading and provision of testing services for electronic components.

The Company’s books of accounts are maintained in United States dollars, the currency in which the majority of its transactions are denominated. These financial statements are presented in United States dollars.

2.	ADOPTION OF HONG KONG FINANCIAL REPORTING STANDARDS (“HKFRSs”) AND CHANGES IN ACCOUNTING POLICIES

In the current year, the Company and its subsidiaries collectively (“the Group”) has applied, for the first time, all of the new and revised Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants that are relevant to its operations and effective for accounting periods beginning on or after 1 January 2005. The changes in presentation have been applied retrospectively. The application of these new and revised Standards and Interpretations have resulted in changes to the Group’s accounting policies in the following areas.

HKFRS 2—Share-based payment

In the current year, the Group has applied HKFRS 2 Share-based Payment which requires an expense to be recognised where the Group buys goods or obtains services in exchange for shares or rights over shares (“equity-settled transaction”) and liabilities for cash-settled share-based payments to be recognised at the current fair value at each balance sheet date. The principal impact of HKFRS 2 results in a reduction in profit as such items have not been recognised as expenses. Prior to the adoption of HKFRS 2, the Group did not recognise the financial effect of these share options until they were exercised. The Group has applied HKFRS 2 to share options granted on or after 7 November 2002. In relation to share options granted on or before 7 November 2002 and vested before 1 January 2005, the group chooses not to apply HKFRS 2.

The financial impact on adoption of HKFRS 2 has been disclosed in Note 3.

Auditors’ Report – page 1

2.	ADOPTION OF HONG KONG FINANCIAL REPORTING STANDARDS (“HKFRSs”) AND CHANGES IN ACCOUNTING POLICIES – CONT’D

HKAS 17—Leases

In prior years, leasehold land and buildings held for own use were stated at cost less accumulated depreciation and any impairment losses.

Upon the adoption of HKAS 17, the Group’s leasehold interest in land and buildings is separated into leasehold land and buildings. The Group’s leasehold land is classified as an operating lease, because the title of the land is not expected to pass to the Group by the end of the lease term, and is reclassified from property, plant and equipment to prepaid land lease payments, while buildings continue to be classified as part of property, plant and equipment. Prepaid land lease payments under operating leases are initially stated at cost and subsequently amortised on the straight-line basis over the lease term.

This change in accounting policy has had no effect on the consolidated income statement and retained earnings.

3.	SUMMARY OF THE EFFECTS OF THE CHANGES IN ACCOUNTING POLICIES

The effects of the changes in the accounting policies described above on the results for the current and prior year are as follows:-

	2006	2005
	US$	US$
Effect on adoption of HKAS 17	—	—
Effect on adoption of HKFRS 2	24,558	—

Decrease in profit for the year	24,558	—

The cumulative effects of the application of the new HKFRSs on 30 June 2005 and 1 July 2005 on the consolidated balance sheet are summarised below:

	As at 30 June 2005	Effect on adopting HKAS 17 - Leases	As at 1 July 2005
	US$ (originally stated)	US$	US$ (restated)
Balance sheet items
Property, plant and equipment	1,467,134	(391,044)	1,076,090
Prepaid lease payment	—	391,044	391,044

Auditors’ Report – page 1

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The consolidated financial statements have been prepared under the historical cost convention, except for certain equity investments which are measured at fair values.

These financial statements have been prepared in accordance with Hong Kong Financial Reporting Standards (“HKFRSs”), which includes all applicable individual HKFRSs, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants, accounting principles generally accepted in Hong Kong.

The preparation of financial statements in conformity with HKFRSs requires the use of certain critical accounting estimates. It also requires management to exercise its judgment in the process of applying the Company’s accounting policies.

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and all of its subsidiaries made up to 30 June of each year together with the Group’s share of the results for the year of its associate.

(c)	Subsidiaries

Subsidiaries are all entities over which the Group has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity.

Intra-group balances and transactions, and any unrealised profits arising from intra-group transactions, are eliminated in full in preparing the consolidated financial statements. Unrealised losses resulting from intra-group transactions are eliminated in the same way as unrealised gains, unless the transaction provides evidence of an impairment of the asset transferred.

In the Company’s balance sheet, the interests in subsidiaries and amounts due from subsidiaries are stated at cost less any provision for impairment losses (see note 4(h)). The results of subsidiaries are accounted for by the Company on the basis of dividends received and receivable.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(d)	Associates

An associate is an entity over which the Group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

An interest in an associate is accounted for in the consolidated financial statements under the equity method and is initially recorded at cost and adjusted thereafter for the post acquisition change in the Group’s share of the associate’s net assets. The consolidated income statement reflects the Group’s share of the post-acquisition, post-tax results of the associates for the year. When the Group’s share of losses exceeds the carrying amount of the associate, the carrying amount is reduced to nil and recognition of further losses is discontinued except to the extent that the Group has incurred obligations in respect of the associate.

Unrealised profits and losses resulting from transactions between the Group and its associates are eliminated to the extent of the Group’s interest in the associate, except where unrealised losses provide evidence of an impairment of the asset transferred, in which case they are recognised immediately in the income statement.

In the Company’s balance sheet, its interest in an associate is stated at cost less provision for impairment losses.

(e)	Property, plant and equipment

(i)	Valuation

Property, plant and equipment are stated in the balance sheets at cost less accumulated depreciation and impairment losses.

Subsequent expenditure relating to a property, plant and equipment that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the Group. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

(ii)	Depreciation

Building situated on leasehold land are depreciated over the shorter of the unexpired term of lease and their estimated useful lives, being 30 years.

Depreciation is calculated to write off the cost of other property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

Leasehold improvements	10	% - 20%
Furniture, fixtures and equipment	20	% - 33%
Motor vehicle	20%

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(e)	Property, plant and equipment – cont’d

(iii)	Disposals

Gains or losses arising from the retirement or disposal of a property, plant and equipment are determined as the difference between the estimated net disposal proceeds and the carrying amount of the asset and are recognised in the income statement on the date of retirement or disposal.

(f)	Research and development expenditure

Expenditure on research activities is recognised as an expense in the period in which it is incurred.

(g)	Leased assets

Operating lease charges

Where the Group has the use of assets under operating leases, payments made under the leases are charged to the income statement in equal instalments over the accounting periods covered by the lease term.

The cost of acquiring land held under an operating lease is amortised on a straight-line basis over the period of the lease term.

(h)	Impairment of assets

Internal and external sources of information are reviewed at each balance sheet date to identify indications that the assets may be impaired or an impairment loss previously recognized no longer exists or may have decreased.

If any such indication exists, the asset’s recoverable amount is estimated. An impairment loss is recognized in the income statement whenever the carrying amount of such asset exceeds its recoverable amount.

In respect of assets other than goodwill, an impairment loss is reversed if there has been a favourable change in the estimates used to determine the recoverable amount. An impairment loss in respect of goodwill is reversed only if the loss was caused by a specific external event of an exceptional nature that is not expected to recur, and the increase in recoverable amount related clearly to the reversal of the effect of that specific event.

A reversal of impairment losses is limited to the asset’s carrying amount that would have been determined had no impairment loss been recognized in prior years. Reversal of impairment losses is credited to the income statement in the year in which the reversal is recognized.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(i)	Inventories

Inventories are carried at the lower of cost and net realisable value.

Cost is calculated using the weighted average method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

Net realisable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

When inventories are sold, the carrying amount of those inventories is recognised as an expense in the period in which the related revenue is recognised. The amount of any write-down of inventories to net realisable value and all losses of inventories are recognised as an expense in the period the write-down or loss occurs. The amount of any reversal of any write-down of inventories, arising from an increase in net realisable value, is recognised as a reduction in the amount of inventories recognised as an expense in the period in which the reversal occurs.

(j)	Account and other receivables

Account and other receivables are initially recognised at fair value and thereafter stated at amortised cost using the effective interest method less impairment losses for bad and doubtful debt.

(a)	Interest free loans made to related parties without any fixed repayment terms or the effect of discounting being immaterial, that are measured at cost less impairment losses for bad and doubtful debts, if any; and

(b)	Short term receivables with no stated interest rate and the effect of discounting being immaterial, that are measured at their original invoice amount less impairment losses for bad and doubtful debt, if any.

(k)	Cash and cash equivalents

Cash comprises cash on hand and at bank and demand deposits with bank. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(l)	Employee benefits

(i)	Short term employee benefits and contribution to defined contribution retirement plans

Salaries, annual bonuses, paid annual leave, leave passage, contributions to defined contribution plans and the cost to the Group of non-monetary benefits are accrued in the year in which the associated services are rendered by employees of the Group.

Contributions to Mandatory Provident Fund Scheme as required under the Hong Kong Mandatory Provident Fund Schemes Ordinance are recognised as an expense in the income statement as incurred.

(ii)	Share-based payments

The fair value of share options granted to employees is recognised as an employee cost with a corresponding increase in an employee compensation reserve within equity. The fair value is measured at grant date using Black-Scholes Option Pricing Model, taking into account the terms and conditions upon which the options were granted. Where the employees have to meet vesting conditions before becoming unconditionally entitled to the share options, the total estimated fair value of the share options is spread over the vesting period, taking into account the probability that the options will vest.

During the vesting period, the number of share options that is expected to vest is reviewed. Any adjustment to the cumulative fair value recognised in prior years is charged/ credited to the income statement for the year of review, unless the original employees expenses qualify for recognition of an asset, with a corresponding adjustment to the employee compensation reserve. On vesting date, the amount recognised as an expense is adjusted to reflect the actual number of share options that vest (with a corresponding adjustment to the employee compensation reserve) except where forfeiture is only due to not achieving vesting conditions that relate to the market price of the company’s shares. The equity amount is recognised in the employee compensation reserve until either the option is exercised or the option expires.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(m)	Income tax

Income tax expense represents the sum of the tax currently payable and deferred tax.

The tax currently payable is based on taxable profit for the period using tax rates that have been enacted or substantively enacted by the balance sheet date. Taxable profit differs from net profit as reported in the income statement because it excludes items of income and expenses that are taxable or deductible in other years, and it further excludes income statement items that are never taxable and deductible.

Deferred tax is the tax expected to be payable or recoverable on differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit, and is accounted for using the balance sheet liability method.

Deferred tax liabilities are generally recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized.

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered.

Deferred tax is calculated at the tax rates that are expected to apply in the period when the liability is settled or the asset is realized, base on tax rates and tax laws that have been enacted or substantively enacted by the balance sheet date. Deferred tax assets and liabilities are not discounted. Deferred tax is charged or credited in the income statement, except when it relates to items charged or credited directly to equity, in which case the deferred tax is also dealt with in equity.

(n)	Trade and other payables

Trade and other payables are initially recognised at fair value and thereafter stated at amortised cost unless the effect of discounting would be immaterial, in which case they are stated at cost.

(o)	Revenue recognition

(i)	Sales of goods are recognised when goods are delivered and title has passed.

(ii)	Commission and service income are recognised when services are provided.

(iii)	Interest income is recognised on a time proportion basis, taking into account the principal amounts outstanding and interest rates applicable.

(iv)	Sales of investments in securities are recognised when the related bought and sold notes are executed.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(p)	Investment in securities

Other investments in securities are classified as available-for-sale securities and are initially recognised at fair value. At each balance sheet date the fair value is re-measured, with any resultant gain or loss being recognised directly in equity, except for impairment losses and , in case of monetary items such as debt securities, foreign exchange gain and losses which are recognised directly in profit or loss. Where these investments are interest-bearing, interest calculated using the effective interest method is recognised in profit or loss. When these investments are derecognised, the cumulative gain or loss previously recognised directly in equity is recognised in profit or loss.

(q)	Translation of foreign currencies

The individual financial statements of each group entity are presented in the currency of the primary economic environment in which the entity operates (its functional currency). For the purpose of the consolidated financial statements, the results and financial position of each entity are expressed in United States Dollars, the presentation currency for consolidated financial statements.

On consolidation, the assets and liabilities of the Group’s overseas operations are translated at exchange rates prevailing on the balance sheet date. Income and expense items are translated at the average exchange rates for the period. Exchange difference arising, if any, are classified as equity and transferred to the Group’s translation reserve. Such translation differences are recognized as income or as expenses in the period in which the operation is disposed of.

In preparing the financial statements of the individual entities, transactions in currencies other than the entity’s functional currency (foreign currencies) are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary items denominated in foreign currencies are retranslated at the rates prevailing on the balance sheet dates. Non-monetary items carried at fair value that are denominated in foreign currencies are re-translated at the rates prevailing on the date when the fair value was determined. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

Exchange differences arising on the settlement of monetary items, and on the re-translation of monetary items, are included in profit and loss for the period. Exchange differences arising on the re-translation of non-monetary items carried at fair value are included in profit or loss for the period except for differences arising on the re-translation of non-monetary items in respect of which gains and losses are recognised directly in equity. For such non-monetary items, any exchange component of that gain or loss is also recognised directly in equity.

Auditors’ Report – page 1

4.	SIGNIFICANT ACCOUNTING POLICIES – CONT’D

(r)	Related parties

A party is considered to be related to the company if:

(i)	the party, directly or indirectly through one of more intermediaries,

- controls, is controlled by, or is under common control with, the company;

- has an interest in the company that gives it significant influence over the company; or

- has joint control over the company;

(ii)	the party is an associate;

(iii)	the party is a jointly-controlled entity;

(iv)	the party is a member of the key management personnel of the company or its parent;

(v)	the party is a close member of the family of any individual referred to (i) or (iv); or

(vi)	the party is an entity that is controlled, jointly controlled or significantly influenced by or for which significant voting power in such entity resides with, directly or indirectly, any individual referred to in (iv) or (v).

5.	TURNOVER AND OTHER REVENUES

The Company and its subsidiaries are principally engaged in investment holding, manufacturing, trading and provision of testing services for electronic components. Revenue recognised during the year are as follows:-

	2006 US$	2005 US$

Turnover
Sales of goods	12,512,670	6,112,601
Services rendered	—	53,466

	12,512,670	6,166,067

Other revenues
Commission income	—	307,013
Investment interest income	171,010	142,448
Gain on disposal of other investments	181,774	56,218
Bank interest income	16,192	1,944
Others	51,898	88,418
Exchange differences	83,899	—

	504,773	596,041

Auditors’ Report – page 1

6.	PROFIT BEFORE TAXATION

	2006 US$	2005 US$
Profit before taxation is arrived at after charging:
		(restated)
Auditors’ remuneration
- Current year	27,905	31,452
- Underprovision in prior years	—	1,000
Amortisation of prepaid lease payments	23,040	21,485
Cost of inventories	2,262,634	2,661,998
Depreciation	214,682	273,344
Exchange loss	—	479
Allowances for inventories	600,557	240,095
Research and development costs	1,959,104	2,456,807
Directors’ remuneration
- Fees	—	—
- Other emoluments	188,236	161,953
- Retirement benefit scheme contributions	6,296	5,954
Other staff costs	2,219,356	2,023,452
Retirements benefit scheme contributions (excluding those of directors)	26,120	214,633

and after crediting:
Bank interest income	16,192	1,944
Investment interest income	171,010	142,448
Gain on disposal of other investment	181,774	56,218

Auditors’ Report – page 1

7.	DIRECTORS’ REMUNERATION

Remuneration of the directors disclosed pursuant to Section 161 of the companies Ordinance is as follows:

	2006 US$	2005 US$

Fees	—	—
Other emoluments	194,532	167,907

	194,532	167,907

8.	LOSS ATTRIBUTABLE TO SHAREHOLDERS

The loss attributable to shareholders is dealt with in the financial statements of the company to the extent of US$2,361,630 (2005: US$4,864,266).

9.	TAXATION

No Hong Kong profits tax has been provided in the financial statements as the company did not derive any assessable profits for the year.

Pursuant to the relevant laws and regulations in the People’s Republic of China (the “PRC”), the Group’s PRC subsidiaries are entitled to exemption from PRC Enterprises Income Tax for two years starting from its first profit-making year of operation and thereafter, followed by a 50% relief from PRC Enterprises Income Tax for the following three years.

No provision for PRC Enterprises Income Tax has been made as the taxable profit of Pericom Technology (Shanghai) Co. Ltd. is exempted from PRC Enterprises Income Tax for its first profit-making year of operation and has incurred taxation losses for the year.

Auditors’ Report – page 1

9.	TAXATION – CONT’D

The reconciliation between the Group’s actual tax charge and the amount which is calculated based on the statutory tax rate of Hong Kong is as follows:

	2006 US$	2005 US$

Profit for the year	2,598,277	62,226

Tax at the Hong Kong Profits Tax rate of 17.5% (2005: 17.5%)	454,698	10,889
Tax effect of income not taxable for tax purpose	(94,777)	(234,409)
Tax effect of expenses non-deductible for tax purpose	107,048	917
Tax effect of tax losses not recognised	316,929	334,637
Utilisatoin of tax losses not previously recognised	(694,680)	(97,340)
Tax effect of different tax rate of subsidiaries operating in other jurisdictions	(89,218)	(14,694)

Tax expenses	—	—

Auditors’ Report – page 1

10.	PROPERTY, PLANT AND EQUIPMENT

	The Group
	Buildings US$	Leasehold improvements US$	Furniture, fixtures and equipment US$	Motor vehicle US$	Total US$

Cost:
At 1 July 2004	865,651	15,782	1,678,488	39,140	2,599,061
Additions	41,997	—	208,937	—	250,934
Disposal	—	—	(1,496)	—	(1,496)

At 1 July 2005	907,648	15,782	1,885,929	39,140	2,848,499
Additions	307,449	—	68,997	—	376,446
Reclassification	(715,529)	715,529	—	—	—
Exchange re-alignment	29,746	—	56,407	1,327	87,480

At 30 June 2006	529,314	731,311	2,011,333	40,467	3,312,425

Accumulated depreciation and impairments:-
At 1 July 2004	236,052	15,782	1,235,261	12,394	1,499,489
Charge for the year	54,392	—	211,124	7,828	273,344
Written back on disposal	—	—	(424)	—	(424)

At 1 July 2005	290,444	15,782	1,445,961	20,222	1,772,409
Charge for the year	20,256	29,664	156,934	7,828	214,682
Reclassification	(154,801)	154,801	—	—	—
Exchange re-alignment	8,975	—	45,989	950	55,914

At 30 June 2006	164,874	200,247	1,648,884	29,000	2,043,005

Net book value:

At 30 June 2006	364,440	531,064	362,449	11,467	1,269,420

At 30 June 2005	617,204	—	439,968	18,918	1,076,090

The buildings are situated in the PRC and held under medium leases.

The Company did not have any property, plant and equipment at the balance sheet date.

Auditors’ Report – page 1

11.	PREPAID LEASE PAYMENTS

The Group’s prepaid lease payments represent prepaid lease payments on leasehold land in the People’s Republic of China and their net carrying value are analysed as follows:

US$
Cost:
At 1 July 2004	517,072
Additions	—

At 1 July 2005	517,072
Exchange re-alignment	17,521

At 30 June 2006	534,593

Accumulated amortisation:
At 1 July 2004	104,543
Amortisation charges	21,485

At 1 July 2005	126,028
Amortisation charges	23,040
Exchange re-alignment	4,270

At 30 June 2006	153,338

Net carrying value:
At 30 June 2006	381,255

At 30 June 2005	391,044

Auditors’ Report – page 1

12.	INTERESTS IN SUBSIDIARIES

	The Company
	2006 US$	2005 US$
Unlisted investments, at cost	2,101,284	2,101,284
Less: Provision for impairment loss	(258,448)	(1,401,290)

	1,842,836	699,994

Particulars of the subsidiaries at 30th June 2006 are as follows:

Name of subsidiary	Place of incorporation	Class of shares held	Percentage held directly by the company		Principal activities
			2006	2005
PTI Limited	Hong Kong	Ordinary shares	100%	100%	Trading and provision of testing services for electronic components
Pericom Technology (Shanghai) Co. Ltd.	People’s Republic of China	Registered capital	100%	100%	Manufacturing, sales, design and provision of testing services for electronic components
	People’s Republic of China	Registered capital	100%	100%	Inactive

Auditors’ Report – page 1

13.	INTEREST IN AN ASSOCIATE

	The Group		The Company
	2006 US$	2005 US$	2006 US$	2005 US$
Unlisted shares, at cost	—	—	208,988	200,128

Share of net assets of associates:
Balance as at 1 July	200,128	200,128	—	—
Additional interest	28,590	—	—	—
Share of profits less losses of associates
- Share of losses before tax	(19,730)	—	—	—
- Share of tax expenses	—	—	—	—

Balance as at 30 June	208,988	200,128	—	—

The particulars of the company’s principal associate, which are unlisted and limited liability company, is set out as follows:

Details of the Group’s interest in an associate is as follows:

Name of associate	Place of incorporation and operations	Percentage of issued share held directly by the Company		Principal activity
		2006	2005
Pericom Electronics (Hong Kong) Limited	Hong Kong	40%	35%	Investment holding

Summary financial information on associates related to the group’s interests:

	The Group
	2006 US$	2005 US$
Assets	247,897	200,128
Liabilities	(38,909)	—
Revenues	35,628	—
Loss after tax	(19,730)	—

Auditors’ Report – page 1

14.	INVENTORIES

	The Group
	2006 US$	2005 US$
Raw materials	1,355,211	1,015,026
Work in progress	352,078	44,092
Finished goods	555,346	742,447

	2,262,635	1,801,565

Inventories at cost of US$3,167,709 (2005: US$2,089,492), stated net of provision, in order to state these inventories at lower of cost and estimated net realisable value.

15.	OTHER INVESTMENTS

	The Group		The Company
	2006 US$	2005 US$	2006 US$	2005 US$
Listed equity securities	1,842,433	1,475,762	1,842,433	1,475,762
Listed debt securities	2,416,781	4,213,453	2,080,049	3,916,453

	4,259,214	5,689,215	3,922,482	5,392,215

Market values	4,259,214	5,689,215	3,922,482	5,392,215

All equity securities and debt securities are listed outside Hong Kong.

16.	AMOUNT(S) DUE TO A SHAREHOLDER / AN ASSOCIATE

The amounts are unsecured, interest-free and repayable on demand.

Auditors’ Report – page 1

17.	DEFERRED TAXATION

The following are the major deferred tax liabilities and assets recognised by the Group and movements thereon during the current and prior reporting periods.

	Accelerated tax depreciation US$	Tax losses US$	Total US$
At 1 July 2004	13,339	(13,339)	—
Charge/(credit) to income statement for the year	(2,619)	2,619	—

At 30 June 2005	10,720	(10,720)	—
Charge/(credit) to income statement for the year	836	(836)	—

At 30 June 2006	11,556	(11,556)	—

For the purpose of balance sheet presentation, certain deferred tax assets and liabilities have been offset. The following is the analysis of the deferred tax balances for financial reporting purposes:

	2006 US$	2005 US$
Tax losses	11,556	10,720
Accelerated depreciation allowances	(11,556)	(10,720)

	—	—

At the balance sheet date, the Group has unused tax losses of approximately US$4.44 million (2005: US$3.77 million) available for offset against future profits. A deferred tax asset has been recognised in respect of approximately US$66,000 (2005: US$61,000) of such losses. No deferred tax asset has been recognised in respect of the remaining tax losses of approximately US$4.37 million (2005: US$3.71 million).

Auditors’ Report – page 1

18.	CAPITAL

	Number of shares	Issued and fully paid
Balance at 1 July 2004	2,391,986	82,442
Share issued at US$0.10 each on exercise of share options	40,000	4,000
Share issued at US$0.25 each on exercise of share options	40,000	10,000
Share issued at US$0.70 each on exercise of warrants	275,000	192,500

Balance at 30 June 2005	2,746,986	288,942
Share issued at US$0.25 each on exercise of share options	50,000	12,500
Share issued at US$0.30 each on exercise of share options	8,125	2,438

Balance at 30 June 2006	2,805,111	303,880

Series A preferred Shares of US$0.50 each Balance at 1 July 2004, 30 June 2005 and 30 June 2006	5,054,309	2,527,155

Series B preferred Shares of US$1.10 each Balance at 1 July 2004, 30 June 2005 and 30 June 2006	5,499,999	6,049,999

Series C preferred Shares of US$1.667 each Balance at 1 July 2004, 30 June 2005 and 30 June 2006	6,000,000	10,002,000

Balance at 30 June 2006	19,359,419	18,883,034

Balance at 30 June 2005	19,301,294	18,868,096

The Company has no authorised share capital. The Company is authorised to issue 50,000,000 shares divided into 30,000,000 common shares and 20,000,000 preferred shares with no par value and with one vote for each share. The preferred shares may be issued in up to three series. The first series shall be designated “Series A Preferred Shares” and shall consist of 6,000,000 preferred shares. The second series shall be designated “Series B Preferred Shares” and shall consist of 7,000,000 preferred shares. The third series shall be designated “Series C Preferred shares” and shall consist of 7,000,000 preferred shares.

Auditors’ Report – page 1

18.	CAPITAL - CONT’D

All common shares and Series A Preferred Shares shall have the same rights and powers except that in the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common shares by reason of their ownership of such shares, an amount per share equal to the sum of US$0.50 plus all declared but unpaid dividends, for each Series A Preferred Share then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A Preferred Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed pari passu among the holders of the Series A Preferred Shares in proportion to the full preferential amount each such holder is otherwise entitled to receive. After the payment or setting apart of payment to the holders of Series A Preferred Shares of the full amounts to which they shall be entitled as aforesaid, the holders of common shares shall be entitled to receive ratably on a per share basis all the remaining assets of the Company.

Each Series A Preferred Share shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into one fully paid and non-assessable common share at US$0.50.

In the event of any liquidation, or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common shares of the Company or the Series A Preferred Shares of the Company by reason of their ownership of such shares, an amount per share equal to the sum of US$1.10 plus all declared but unpaid dividends for each Series B Preferred Share then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series B Preferred Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed pari passu among the holders of Series B Preferred Shares in proportion to the full preferential amount each such holder is otherwise entitled to receive. After the payment or setting apart of payment of the holders of Series B Preferred Shares of the full amounts to which they shall be entitled as aforesaid, the holders of the Series A Preferred Shares and common shares shall be entitled to receive ratably on a per share shares basis all the remaining assets of the Company.

Each Series B Preferred Share shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into one fully paid and non assessable share of common share at the conversion price. The initial conversion price shall be US$1.10 per share. Such initial conversion price shall be subject to adjustment as hereinafter provided.

Auditors’ Report – page 1

18.	CAPITAL - CONT’D

In the event of any liquidation, or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Series A Preferred Shares of the Company, the Series B Preferred Shares of the Company, and the common shares of the Company, by reason of their ownership of such shares, an amount per share equal to the sum of US$1.667 per share plus all declared but unpaid dividends for each Series C Preferred Share then held by them. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series C Preferred Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed in proportion to the full preferential amount each such holder is otherwise entitled to receive. After the payment or setting apart of payment to the holders of Series C Preferred Shares of the full amounts to which they shall by entitled as aforesaid and for any preferential amounts payable to the holders of the Series B Preferred Shares and the Series A Preferred Shares, the holders of the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares and common share shall be entitled to receive ratably on a per share as converted basis all the remaining assets of the Company.

Each Series C Preferred Share shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into one fully paid and non-assessable share of common share at the conversion price. The initial conversion price shall be US$1.667 per share. Such initial conversion price shall be subject to adjustment as hereinafter provided.

Auditors’ Report – page 1

19.	STOCK OPTION PLAN

In 1994, the Company approved the establishment of the Pericom Technology Inc. 1994 Flexible Stock Incentive Plan (the “Plan”), under which stock options awards (“Option(s)”) may be made to employees (including officers and directors who are employee) of the Company and its subsidiaries. The Plan will remain effective unless terminated by the board of directors of the Company (the “Board”).

The maximum number of common stock which may be issued or delivered and as to which awards may be granted under the Plan was 2,250,000 shares. The exercise price for Options must be at least equal to 100% (110% with respect to incentive stock options granted to persons holding 10% or more of the outstanding common stock) of the fair market value of the common stock on the date of grant of such Options for incentive option, which are available only to employees of the Company and its subsidiaries, and 85% of the fair market value of the common stock on the date of grant of such stock option for other stock options.

The duration of each Option will be determined by a committee which the Board delegates the responsibility for administering the Plan (the “Committee”), but no Options will be exercisable more than ten years from the date of grant (or, with respect to incentive stock options granted to persons holding ten percent or more of the outstanding common stock not more than five years from the date of grant). Unless otherwise determined by the Committee and provided in the applicable option agreement, Options can be exercisable within three months of any termination of employment, including termination due to disability, death or normal retirement (but no later than the expiration date of the Options).

Details of the Options granted under the Plan are as follows:

Category 1: Directors of the Company

		Number of Options
Date of grant	Exercise Price	Outstanding at 1 July 2005	Ganted during the year	Outstanding at 30 June 2006
	US$
3 August 1999	0.20	228,125	—	228,125
3 August 2000	0.25	120,000	—	120,000
29 October 2002	0.30	80,000	—	80,000
24 September 2003	0.30	125,000	—	125,000

		553,125	—	553,125

Auditors’ Report – page 1

19.	STOCK OPTION PLAN – CONT’D

Category 2: Employees of the Group

	Number of Options
Date of grant	Exercise price	Outstanding at 1 July 2004	Granted during the year	Cancelled during the year	Exercised during the year	Outstanding at 30 June 2005	Granted during the year	Cancelled during the year	Exercised during the year	Outstanding at 30 June 2006
	US$
1 April 1998	0.10	40,000	—	—	—	40,000	—	—	—	40,000
24 August 1998	0.10	40,000	—	—	(40,000)	—	—	—	—	—
3 August 1999	0.20	112,000	—	—	—	112,000	—	—	—	112,000
5 November 1999	0.20	13,542	—	—	—	13,542	—	—	—	13,542
13 March 2000	0.25	—	—	—	—	—	—	—	—	—
20 March 2000	0.25	100,000	—	—	—	100,000	—	(50,000)	(50,000)	—
1 April 2000	0.25	10,000	—	—	—	10,000	—	—	—	10,000
1 August 2000	0.25	50,000	—	—	—	50,000	—	—	—	50,000
10 August 2000	0.25	40,000	—	—	(40,000)	—	—	—	—	—
24 August 2000	0.25	10,000	—	(10,000)	—	—	—	—	—	—
1 January 2001	0.30	4,000	—	—	—	4,000	—	—	—	4,000
1 February 2001	0.30	10,000	—	(10,000)	—	—	—	—	—	—
12 February 2001	0.30	40,000	—	—	—	40,000	—	—	—	40,000
1 July 2001	0.30	18,000	—	—	—	18,000	—	(18,000)	—	—
1 September 2001	0.30	—	—	—	—	—	—	—	—	—
20 March 2002	0.30	20,000	—	—	—	20,000	—	(20,000)	—	—
24 April 2002	0.30	100,000	—	—	—	100,000	—	—	—	100,000
16 May 2002	0.30	30,000	—	—	—	30,000	—	—	—	30,000
1 August 2002	0.30	25,000	—	—	—	25,000	—	—	—	25,000
8 October 2002	0.30	20,000	—	—	—	20,000	—	(1,875)	(8,125)	10,000
1 November 2002	0.30	100,000	—	—	—	100,000	—	(100,000)	—	—
20 November 2002	0.30	14,000	—	—	—	14,000	—	—	—	14,000
12 February 2003	0.30	5,000	—	—	—	5,000	—	—	—	5,000
20 March 2003	0.30	10,000	—	—	—	10,000	—	(10,000)	—	—
24 April 2003	0.30	10,000	—	—	—	10,000	—	—	—	10,000
19 May 2003	0.30	5,000	—	(5,000)	—	—	—	—	—	—
1 June 2003	0.30	20,000	—	—	—	20,000	—	—	—	20,000
1 August 2003	0.30	15,000	—	—	—	15,000	—	—	—	15,000
4 August 2003	0.30	35,000	—	—	—	35,000	—	—	—	35,000
15 September 2003	0.30	20,000	—	(20,000)	—	—	—	—	—	—
13 October 2003	0.30	24,000	—	—	—	24,000	—	—	—	24,000
16 February 2004	0.30	8,000	—	—	—	8,000	—	—	—	8,000
8 September 2004	0.30	—	8,000	—	—	8,000	—	—	—	8,000
12 February 2005	0.30	—	—	—	—	—	10,000	—	—	10,000
16 March 2005	0.30	—	—	—	—	—	25,000	—	—	25,000
20 March 2005	0.30	—	—	—	—	—	5,000	(5,000)	—	—
1 April 2005	0.30	—	—	—	—	—	3,000	—	—	3,000
24 April 2005	0.30	—	—	—	—	—	15,000	—	—	15,000
1 June 2005	0.30	—	—	—	—	—	5,000	—	—	5,000
16 June 2005	0.30	—	—	—	—	—	6,500	—	—	6,500
8 July 2005	0.30	—	—	—	—	—	55,000	—	—	55,000
1 August 2005	0.30	—	—	—	—	—	80,000	—	—	80,000
24 September 2005	0.30	—	—	—	—	—	95,000	—	—	95,000

		948,542	8,000	(45,000)	(80,000)	831,542	299,500	(204,875)	(58,125)	868,042

Total of category 1 and 2		1,501,667	8,000	(45,000)	(80,000)	1,384,667	299,500	(204,875)	(58,125)	1,421,167

Auditors’ Report – page 1

19.	STOCK OPTION PLAN – CONT’D

No consideration has been received from the directors of the Company, former directors of the Company and any employees of the Group for taking up the Options granted for both years.

20.	COMMITMENTS

(a)	Operating leases commitment

Minimum lease payment paid under operating lease during the year:

	2006	2005
	US$	US$
Minimum lease payment paid under operating lease during the year	115,508	110,780

The Group had total future minimum lease payments under non-cancellable operating leases in respect of office premises as follows:

	2006	2005
	US$	US$
Within 1 year	59,993	50,542
In the second to fifth year inclusive	12,040	1,800

	72,033	52,342

Operating lease payments represent rentals payable by the Group for rented premises. Leases are negotiated for an average term of two years and rentals are fixed for an average of two years.

The Company did not have significant commitments under non-cancellable operating leases at the balance sheet date.

Auditors’ Report – page 1

21.	CAPITAL COMMITMENTS

The Group did not have any significant capital commitments as at 30 June 2006.

The Company had capital commitment contracted for but not provided in the financial statements amounting to US$1.3 million in 2005 in respect of further capital investment in a subsidiary. During the year, following a capital reduction of the subsidiary, the Company discharged its commitment to incur further capital investment to that subsidiary.

22.	RELATED PARTY TRANSACTIONS

During the year, the Group had the following transactions with Pericom Semiconductor Corporation (“PSC”), a shareholder of the Company:

	2006	2005
	US$	US$
Nature of transactions
Commission income	—	272,889
Sales of goods	120,825	75,384
Service income	33,333	20,000
Overhead recharge	(83,799)	(104,562)

In addition, PSC also provided certain rent-free equipments for the use by the Group in its operations.

In the opinion of the directors, the above transactions were entered into in the normal course of the Group’s business and were carried out on pricing mutually agreed by both parties.

Save as disclosed above and in note 16, there were no other balances with related parties during the year ended 30 June 2006 or balances with them at 30 June 2006.

Auditors’ Report – page 1

23.	FINANCIAL INSTRUMENTS

Financial assets of the Group mainly include inventories, trade, other receivable, and prepayments, cash and bank balances. Financial liabilities of the Group mainly include trade accounts and other payables and amount due to shareholders.

The directors considered that the carrying amounts of the Group’s financial instruments approximated their fair values at the balance sheet date. Fair value estimates are made at a specific point in time and based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainty and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Group is exposed to various kinds of risks in its operations and financial instruments. The Group’s risk management objectives and policies mainly focus on minimizing the potential effects on the following risks of the Group by closely monitoring the individual exposure as follows:

(a)	Credit risk

Cash and bank balances

Substantial amounts of the Company’s bank balances are deposited with the banks in the People’s Republic of China, Taiwan and Hong Kong.

Trade and other receivables

The amounts presented in the balance sheet are net of allowances for doubtful receivables, if any, estimated by the company’s management based on prior experience and their assessment of the current economic environment. All trade and other receivables are closely monitored by the company’s management.

(b)	Liquidity risk

The Group manages its funds conservatively by monitoring a comfortable level of cash and cash equivalents in order to meet continue operational need.

(c)	Currency risk

The Group does not have a significant foreign currency risk exposure arising from its sales and purchases transactions as these transactions are mainly carried out in United States Dollars, Hong Kong dollars and Renminbi. Since HK dollars is pegged to US dollars, there is no significant exposure expected on US dollars transactions and balances.

Auditors’ Report – page 1

24.	DIFFERENCE BETWEEN HKFRS AND US GAAP

The consolidated financial statements of the Group for the year ended 30 June 2006 have been prepared in accordance with Hong Kong Financial Reporting Standards (“HKFRS”). Review has been conducted in accordance with the item 17 of Form 20-F and that there are no significant difference on the financial position and the result of the Group should the consolidated financial statements of the Group be prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

25.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with changes in accounting policies.

26.	APPROVAL OF THE FINANCIAL STATEMENTS

The financial statements were approved and authorised for issue by the board of directors on.

Auditors’ Report – page 1

2.	Financial Statement Schedules

All schedules have been omitted as the required information is included in the financial statements filed herewith or notes thereto.

3.	See Item 15(b)

(b)	Exhibits:

Exhibit Number	Description of Documents
23.1	Consent of PCP CPA Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	April 23, 2007