Form 10-Q
period 2007-03-31
PERICOM SEMICONDUCTOR CORP
filed 2007-05-09
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    ☐  Yes    No  ☒

As of May 7, 2007 the Registrant had outstanding 26,015,565 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2007	July 1, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,544	$12,577
Restricted cash	302	950
Short-term investments	88,989	52,761
Accounts receivable:
Trade (net of allowances of $1,962 and $2,205)	19,576	20,741
Other receivables	1,028	2,565
Inventories	14,047	16,742
Prepaid expenses and other current assets	700	508
Deferred income taxes	3,672	4,709

Total current assets	136,858	111,553
Property and equipment – net	23,294	24,376
Investments in unconsolidated affiliates	9,656	9,056
Deferred income taxes – non-current	4,922	5,043
Long-term investments in marketable securities	31,788	56,297
Goodwill	1,348	1,348
Intangible assets (net of accumulated amortization of $519 and $381)	2,838	2,976
Other assets	2,077	3,037

Total	$212,781	$213,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,571	$10,435
Accrued liabilities	7,094	7,243
Current portion of long-term debt	694	5,756

Total current liabilities	19,359	23,434
Long-term debt	1,323	3,482
Deferred tax liabilities	1,288	1,288
Other long term liabilities	3	402
Minority interest in consolidated subsidiaries	1,007	969

Total liabilities	22,980	29,575

Shareholders’ equity:
Common stock and paid in capital—no par value, 60,000,000 shares authorized; shares issued and outstanding: March 31, 2007, 25,958,000; July 1, 2006, 26,061,000	136,955	138,483
Accumulated other comprehensive loss	(276)	(894)
Retained earnings	53,122	46,522

Total shareholders’ equity	189,801	184,111

Total liabilities and shareholders’ equity	$212,781	$213,686

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended July 1, 2006.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Net revenues	$30,182	$27,847	$91,850	$76,590
Cost of revenues	19,960	18,402	60,530	50,327

Gross profit	10,222	9,445	31,320	26,263

Operating expenses:
Research and development	4,048	3,925	12,030	11,318
Selling, general and administrative	5,342	4,394	16,056	13,569
Restructuring charge	—	—	—	55

Total	9,390	8,319	28,086	24,942

Income from operations	832	1,126	3,234	1,321
Interest and other income, net	2,496	888	4,927	2,698
Other than temporary decline in value of investment	(5)	(31)	(6)	(64)

Income before income taxes	3,323	1,983	8,155	3,955
Income tax expense	788	641	2,099	1,245
Minority interest in (income) loss of consolidated subsidiaries	(7)	32	(37)	93
Equity in net income of unconsolidated affiliates	86	464	476	1,072

Net income	$2,614	$1,838	$6,495	$3,875

Basic income per share	$0.10	$0.07	$0.25	$0.15

Diluted income per share	$0.10	$0.07	$0.24	$0.14

Shares used in computing basic income per share	26,109	26,207	26,118	26,271

Shares used in computing diluted income per share	26,702	26,984	26,725	27,033

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,495	$3,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,661	3,760
Stock based compensation	1,519	929
Tax benefit related to stock based compensation plan	—	31
Excess tax benefit on stock based compensation	(111)	(120)
(Gain)/loss on sale of short-term investments	47	(41)
Other than temporary decline in investment	6	64
Gain on disposal of assets	(73)	—
Equity in net income of unconsolidated affiliates	(476)	(1,072)
Minority interest in subsidiary’s net income (loss)	37	(93)
Gain on sale of investment	(1,002)	—
Changes in assets and liabilities net of acquisition
Accounts receivable	2,468	(990)
Inventories	2,583	1,014
Prepaid expenses and other current assets	(193)	(568)
Accounts payable	1,215	112
Accrued liabilities	(105)	579
Restructuring liabilities	—	(77)
Other assets	(50)	363
Long term investment	(17)	123
Deferred income taxes	517	791
Other long term liabilities	(393)	(119)

Net cash provided by operating activities	17,128	8,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,620)	(3,395)
Net proceeds from sales of property and equipment	248	—
Net proceeds from sale of investment	2,004	—
Purchase of short-term investments	(339,777)	(496,624)
Maturities of short-term investments	329,598	518,346
Cash paid for eCERA acquisition, net of cash received	—	(13,064)
Cash paid for Azer acquisition, net of cash received	—	(1,488)
Cash invested in Pericom Electronics Hong Kong Ltd.	—	(172)
Change in restricted cash balance	648	(863)

Net cash provided by (used in) investing activities	(10,899)	2,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,998	1,748
Proceeds generated from sale of stock to minority interest	—	8
Excess tax benefit on stock based compensation	111	120
Proceeds from short-term and long-term debt	2,738	5,443
Principal payments on short-term and long-term debts and capital leases	(9,821)	(7,772)
Repurchase of common stock	(6,045)	(3,904)

Net cash used in financing activities	(10,019)	(4,357)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(243)	(7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,033)	6,937
CASH AND CASH EQUIVALENTS:
Beginning of period	12,577	20,902

End of period	$8,544	$27,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(791)	$(56)
Interest	$(140)	$(276)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2007, the results of operations for the three and nine months ended March 31, 2007 and April 1, 2006 and cash flows for the nine months ended March 31, 2007 and April 1, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine months ended March 31, 2007 and April 1, 2006 are not necessarily indicative of the results to be expected for the entire year. The three and nine months ended March 31, 2007 and April 1, 2006 each had 13 and 39 week periods, respectively.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three majority-owned subsidiaries, Pericom Semiconductor (HK) Limited, eCERA Comtek Corporation (“eCERA”) and Pericom Taiwan Limited Corporation. All significant intercompany balances and transactions are eliminated in consolidation. eCERA Comtek Corporation and its subsidiary Azer Crystal Technology Co. Ltd. (“Azer”) were acquired on September 7, 2005 (See Note 3).

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

The following table shows total stock-based compensation expense for the three and nine months ended March 31, 2007 and April 1, 2006 from all of the Company’s stock compensation plans, included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Cost of goods sold	$33	$26	$101	$70
Research and development	183	151	644	377
Selling, general and administrative	227	180	774	482

Pre-tax stock-based compensation expense	443	$357	$1,519	$929
Income tax	96	109	294	293

Net stock-based compensation expense	$347	$248	$1,225	$636

The value of the Company’s stock options granted under its stock option plans during the three months ended March 31, 2007 and April 1, 2006 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 31 2007	April 1 2006
Expected Life	4.9 years	4.0 years
Risk-free interest rate	4.79%	4.56%
Volatility range	47%	39%
Dividend Yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2007 and April 1, 2006 were $4.97 and $3.28, respectively.

3. Purchased Intangible Assets

The following table shows purchased intangible assets associated with completed acquisitions by Pericom for each of the following periods (in thousands):

	March 31, 2007			July 1, 2006
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Supplier relationships	$110	$(58)	$52	$110	$(30)	$80
Trade name	40	(9)	31	40	(5)	35
Core development technology	1,349	(452)	897	1,349	(346)	1,003

Total amortizable purchased intangible assets	1,499	(519)	980	1,499	(381)	1,118

SaRonix supplier relationship	901	—	901	901	—	901
SaRonix trade name	957	—	957	957	—	957

Total purchased intangible assets	$3,357	$(519)	$2,838	$3,357	$(381)	$2,976

4. Income Per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and nine month periods ended March 31, 2007 and April 1, 2006 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$2,614	$1,838	$6,495	$3,875

Computation of common shares outstanding – basic income per share:
Weighted average shares of common stock	26,109	26,207	26,118	26,271

Shares used in computing basic income per share	26,109	26,207	26,118	26,271

Basic income per share	$0.10	$0.07	$0.25	$0.15

Computation of common shares outstanding – diluted income per share:
Weighted average shares of common stock	26,109	26,207	26,118	26,271
Dilutive options using the treasury stock method	593	777	607	762

Shares used in computing diluted income per share	26,702	26,984	26,725	27,033

Diluted income per share	$0.10	$0.07	$0.24	$0.14

Options to purchase 3,287,000 and 3,273,000 shares of common stock were outstanding as of March 31, 2007, for the three and nine months ended March 31, 2007, respectively, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price of the common stock for the three months ended March 31, 2007 and therefore would be anti-dilutive under the treasury stock method. Likewise, for the three and nine months ended April 1, 2006, 3,469,000 and 3,648,000 options to purchase common stock were outstanding, respectively, but not included in the computation of diluted net income per share because the options had an exercise price greater than the average market price for the three months and nine months ended April 1, 2006.

5. Inventories

Inventories consist of (in thousands):

	March 31, 2007	July 1, 2006
Raw materials	$4,000	$5,062
Work in process	4,102	4,220
Finished goods	5,945	7,460

	$14,047	$16,742

The reduction in net inventories during the nine months ended March 31, 2007 is due to a combination of tightening of supply and a continued concerted effort to reduce inventory levels to a lower level in fiscal 2007. Additionally reserves were taken against inventory that became excess or obsolete. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. By part number, the quantity of assembled devices in inventory that is in excess of the greater of the quantity forecasted to be shipped in the next twelve months, the quantity shipped in the previous twelve months or the quantity in backlog are considered obsolete and reserved. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be reserved. At March 31, 2007 $9.6 million of inventory on hand had been reserved as compared with $8.5 million at July 1, 2006.

During the three months ended March 31, 2007 and April 1, 2006, gross profit benefited as a result of the sale of inventory of $356,000 and $841,000, respectively, that had been previously identified as excess and written down to zero. In addition, during the nine months ended March 31, 2007 and April 1, 2006, gross profit benefited as a result from the sale of inventory of $1.2 million and $2.2 million, respectively, that had been previously identified as excess and fully reserved.

6. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2007	July 1, 2006
Accrued compensation	$3,750	$3,953
Accrued income tax	1,673	1,269
External sales representative commissions	593	686
Other accrued expenses	1,078	1,335

	$7,094	$7,243

7. Debt

As of March 31, 2007, there was approximately $694,000 classified as current portion of long term debt, and $1.3 million classified as long-term debt on the consolidated balance sheet (in thousands):

Debt Description	Annual Interest Rate	Total due and outstanding	Due 4/01/07 through 4/01/08	Due 4/01/08 through 4/01/10
Bank Loan — eCERA	2.83%	$1,147	$306	$841
Bank Loan — eCERA	3.03%	870	388	482

Total		$2,017	$694	$1,323

As part of the acquisition of eCERA the remaining debt obligation assumed by the Company totaled $14.9 million at the time of the acquisition consisting of both long term and other short term line of credit accounts. The remaining debt of $2.0 million as of March 31, 2007 consists of $694,000 short term and $1.3 million long term debt. In the table above, the first listed debt is with Taiwan Cooperative Bank, which is secured by building and machinery and equipment which the company owns in Taiwan and has a variable interest rate of 0.59% over the bank Board Listing Rate and is payable in quarterly installments of principals and monthly interest in New Taiwan Dollars. The second listed debt in the table above is with China Development Industrial bank, which is secured by machinery and equipment the company owns in Taiwan and has a variable interest rate of 1.3% over the benchmark 90 days from the Secondary Markets Telerate fixing rate and is payable in quarterly installments of principal and monthly of interest in New Taiwan Dollars.

8. Restricted Cash

As part of the acquisition of eCERA, the Company assumed debt obligations that carried with them debt covenants that required the Company to carry a minimum cash balance in support of repayment of the Company’s debt and other obligations. As of March 31, 2007 there was $302,000 of cash designated as restricted cash. As of July 1, 2006 there was $950,000 of cash designated as restricted cash. The decrease in restricted cash from prior quarters is the result of decreasing debt outstanding that requires restricted cash through debt covenants.

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

There were no end customers that accounted for 10% of net revenues, and one direct customer, a distributor that accounted for 15% of net revenues in the three months ended March 31, 2007. There was one end customer, a manufacturer that accounted for 10% of net revenues, and one direct customer, a distributor that accounted for 13% of net revenues in the nine months ended March 31, 2007. There were no customers that accounted for 10% of net revenues in the three months ended April 1, 2006 and one direct customer, who individually accounted for 13% of net revenues in the nine months ended April 1, 2006. At both March 31, 2007 and July 1, 2006, there were no customers that individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of March 31, 2007 and July 1, 2006.

	March 31,	July 1,
	2007	2006
Taiwan	79.2%	81.3%
United States	11.8%	12.1%
Other (less than 10% each)	9.0%	6.6%

Total	100.0%	100.0%

The following table sets forth net revenues by country as a percentage of total net revenues for the three months and nine months ended March 31, 2007 and April 1, 2006.

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

China (including Hong Kong)	40.5%	31.4%	35.4%	27.4%
Taiwan	24.8%	22.0%	23.8%	26.3%
United States	12.8%	20.3%	14.0%	19.6%
Singapore	5.8%	7.9%	6.6%	9.5%
Other (less than 10% each)	16.1%	18.4%	20.2%	17.2%

Total	100.0%	100.0%	100.0%	100.0%

10. Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments and translation gains (losses) of consolidated subsidiaries. The components of other comprehensive income (loss) and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$2,614	$1,838	$6,495	$3,875
Change in unrealized gain (loss) on securities available for sale	542	42	1,700	(195)
Income tax effect	(156)	(17)	(595)	80
Reclassification adjustment for gain (loss) on available for sale securities included in net income	3	—	15	(39)
Income tax effect	(1)	—	(5)	16
Translation gain (loss)	(283)	12	(392)	(18)

Comprehensive income	$2,719	$1,875	$7,218	$3,719

11. Stock Repurchase Program

On October 22, 2001 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,000,000 shares of Pericom common stock. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The Company began repurchasing shares of Pericom stock on July 23, 2002. 329,000 shares were repurchased in the three months ended March 31, 2007, at a cost of approximately $3.3 million and 629,000 shares were repurchased at a cost of approximately $6.0 million in the nine months ended March 31, 2007. The Company has purchased a total of 2.0 million shares at a total cost of approximately $17.8 million as of March 31, 2007. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases, if any, from these same sources.

12. Minority Interest

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At March 31, 2007, the carrying value of minority interest in PTL was $75,000. Parties other than Pericom Semiconductor Corporation own approximately 2.71% of the outstanding shares of eCERA Comtek Corporation. As of March 31, 2007, the carrying value of minority interest in eCERA Comtek Corporation was $932,000.

13. Investment in Pericom Technology, Inc.

Pericom Semiconductor Corporation (“The Company”) holds a 44.0% ownership in Pericom Technology Inc. (“PTI”), which is accounted for under the equity method. The first investment of $750,000 for 1,500,000 shares of Series A preferred stock at $0.50 per share was made on June 10, 1995. This gave the company an initial ownership position of 18.4% and represented 25% of the Series A preferred financing. The Series A preferred stock was set up as voting stock convertible to common shares with stated liquidation preferences of $0.50 per share over the common stock. Initially, the company realized the PTI gains and losses at 20% of net income, until the accounting guidance changed in 1999, and then recognized the gains and losses at the ownership percentage of 18.4%. From June 1995 through February 2000, the Company had recognized $1,051,410 of accumulated equity accounting losses. On February 28, 2000, the Company made an additional investment in PTI by purchasing $1,000,000 in Series B preferred stock for a total of 909,090 shares at $1.10 per share. The Company’s investment in the preferred Series B financing was equal to 39% of the round. From March 2000 through May 2000, the Company recognized $110,000 of accumulated equity accounting losses at the 39% rate. On June 1, 2000, the Company converted $3,500,000 of debt owned by PTI to the Company into 3,181,818 share of preferred B stock at $1.10 per share in stock outstanding. Subsequently, the Company’s investment in the preferred Series B stock represented 74.4% of the total round Series B of financing. The preferred B round of financing was voting stock and had stated liquidation preferences of $1.10 per share. Commencing in June 2000, the Company accumulated equity accounting losses at 74.4%, the Company’s percentage of preferred Series B financing. On May 29, 2001 the Company invested an additional $5,001,000 for 3,000,000 shares of Preferred Series C at $1.67 per share. After this financing round, the Company owned approximately 44.0% of the outstanding preferred and common stock of PTI. The Company’s investment accounted for 50% of the Series C financing and the stock was classified as voting with stated liquidation preferences of $1.67 per share. On April 29, 2005, the Company exercised a warrant to purchase 275,000 shares of PTI common stock at $0.70 per share for a total price of $192,500. Currently, the Company owns approximately 44.0% of the outstanding voting shares of PTI. In May of 2006, the Company recouped all of the accumulated equity losses for Series B financing at the Series B 74.4% participation level. Subsequently in June 2006, the Company began to recoup losses through PTI income at the 25% level. As of March 31, 2007, the Company has recouped $532,000 of losses relating to its preferred Series A investment. For the three and nine months ended March 31, 2007, the company recognized $69,000 and $468,000 of equity in net income of PTI, respectively.

14. Stock Option Plans

Under the Company’s 2004, 2001, 1995, 1990 stock option plans, and SaRonix acquisition stock option plans, incentive and nonqualified stock options to purchase up to 1,848,000 shares of common stock have been reserved at March 31, 2007 for issuance to employees, officers, directors, independent contractors and consultants of the Company.

The options may be granted at not less than the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from grant date.

Activity in the Company’s option plans is summarized below (in thousands, except per share data):

	Shares (000’s)	Weighted Average Exercise Weighted
Balance outstanding, July 1, 2006 (4,206 exercisable at a weighted average price of $12.16)	5,277	$11.43
Granted (weighted average fair value of $4.25 per share)	390	9.03
Exercised	(419)	5.44
Canceled	(354)	12.21

Balance outstanding, March 31, 2007	4,894	$11.69

Additional information regarding options outstanding as of March 31, 2007 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding as of 3/31/07	Weighted Avg. Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable as of 3/31/07	Weighted Average Exercise Price
$2.00	$7.87	1,137,000	3.24	$4.79	920,000	$4.07
$7.88	$9.69	1,279,000	7.91	$8.55	630,000	$8.48
$9.80	$11.50	823,000	6.33	$10.97	659,000	$11.16
$11.59	$17.47	996,000	4.39	$14.40	991,000	$14.41
$17.50	$37.22	659,000	3.29	$26.50	659,000	$26.50

$2.00	$37.22	4,894,000	5.22 years	$11.69	3,859,000	$12.49

The intrinsic value of the ending outstanding stock options was $7,248,000. The total ending vested and expected to vest stock options were 4,662,200, the weighted average exercise price was $11.84, the intrinsic value was $6,981,000, and the remaining contractual term was 5.04 years. The total ending exercisable stock options were 3,859,000, the intrinsic value was $6,072,000, the weighted average exercise price was $12.49, and the remaining contractual term was 4.26 years. The intrinsic value of options exercised during the three months and nine months ended March 31, 2007 was $1,862,000.

15. Recently Issued Accounting Standards

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No, 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No., 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provision of SFAS No. 159 beginning with our fiscal quarter ending September 27, 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results or operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The adoption of SFAS 158 is not expected to have a material impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement. (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact that SFAS 157 will have on our financial position, results of operations and liquidity.

16. Subsequent Events

On April 26, 2007, the Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; and the results of possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended July 1, 2006, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.1%	66.1%	65.9%	65.7%

Gross profit	33.9%	33.9%	34.1%	34.3%

Operating expenses:
Research and development	13.4%	14.1%	13.1%	14.8%
Selling, general and administrative	17.7%	15.8%	17.5%	17.7%
Restructuring charge	0.0%	0.0%	0.0%	0.1%

Total	31.1%	29.9%	30.6%	32.6%

Income from operations	2.8%	4.0%	3.5%	1.7%
Interest and other income	8.2%	3.2%	5.4%	3.5%
Other than temporary decline in investment	0.0%	(0.1)%	0.0%	(0.1)%

Income before income taxes	11.0%	7.1%	8.9%	5.1%
Income tax provision	2.6%	2.3%	2.3%	1.5%
Minority interest in (income) loss of consolidated subsidiaries	0.0%	0.1%	0.0%	0.1%
Equity in net income of unconsolidated affiliates	0.3%	1.7%	0.5%	1.4%

Net income	8.7%	6.6%	7.1%	5.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended				Nine Months Ended
(In thousands)	March 31, 2007	April 1, 2006	Change		March 31, 2007	April 1, 2006	Change
			$	%			$	%
Net revenues	$30,182	$27,847	$2,335	8.4%	$91,850	$76,590	$61,330	19.9%
% of net sales accounted for by top 5 direct customers (1)	37.5%	31.8%			35.3%	35.9%

Number of direct customers that each account for more than 10% of net sales	1	0			1	1

% of net sales accounted for by top 5 end customers (2)	23.4%	21.9%			24.0%	26.1%

Number of end customers that each account for more than 10% of gross sales	0	0			1	0

(1)	Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers.

On September 7, 2005 the Company acquired a 99.9% interest in eCERA Comtek Corporation from Aker Technology Co., Ltd. Beginning with the quarter ended October 1, 2005, the Company’s revenues included revenues from eCERA. In the three month periods ended September 30, 2006 and October 1, 2005, net revenues from eCERA product sales were approximately $8.4 million and $2 million, respectively, which reflected thirteen weeks of eCERA revenue being included in the Pericom results for the three months ended September 30, 2006, as compared to four weeks of revenue included in the results for the three months ended October 1, 2005.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues of $2.3 million for the three months ended March 31, 2007, as compared with the same period in the prior year is primarily attributable to an increase of $1.5 million in integrated circuit, or IC, revenue and an increase of $0.8 million in frequency control products, or FCP, revenue. The increase in revenues of $15.3 million in the nine months ended March 31, 2007 compared with the same period in the prior year is attributable to IC and FCP revenue increases of $5.2 and $10.1 million, respectively. As noted in the prior paragraph, our results for the three months ended September 30, 2006, included thirteen weeks of eCERA FCP revenue while our results for the three months ended October 1, 2005, included only four weeks of such revenue.

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

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended March 31, 2007, and April 1, 2006.

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
China (including Hong Kong)	40.5%	31.4%	35.4%	27.4%
Taiwan	24.8%	22.0%	23.8%	26.3%
United States	12.8%	20.3%	14.0%	19.6%
Singapore	5.8%	7.9%	6.6%	9.5%
Other (less than 10% each)	16.1%	18.4%	20.2%	17.2%

Total	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended March 31, 2007, as compared with the same periods in the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) increased as a result of our acquisition of eCERA as well as a general increase in our core business in China for the period.

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

Gross Profit

	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
(In thousands)
Net revenues	$30,182	$27,847	8.4%	$91,850	$76,590	19.9%
Gross profit	10,222	9,445	8.2%	31,320	26,263	19.3%
Gross profit as a percentage of net revenues (gross margin)	33.9%	33.9%		34.1%	34.3%

The increase in gross profit for the three months ended March 31, 2007, as compared with the same period in the prior year was due to an increase of eCera gross profit of $515,000 and an increase in the core integrated circuit products of $457,000, which was offset by a inventory return reserve of $719,000 relating to a distributor termination and a decrease in FCP gross profit of $200,000. The increase in gross profit for the nine months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to the $4.0 million increase from eCera, due to the inclusion of the full thirty-nine week period in 2007 versus the thirty weeks in the same period in 2006. Additionally, the increased sales of core IC products resulted in a $1.2 million increase in gross profit which was partially offset by the $719,000 reserve relating to a distributor termination.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin FCP products and our higher margin integrated circuit products. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three and nine months ended March 31, 2007, gross profit and gross margin benefited as a result of the sale of inventory of $356,000 and $1.2 million, respectively, that had been previously identified as excess and fully reserved.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
(In thousands)
Net revenues	$30,182	$27,847	8.4%	$91,850	$76,590	19.9%
Research and development	4,048	3,925	3.1%	12,030	11,318	6.3%
R&D as a percentage of net revenues	13.4%	14.1%		13.1%	14.8%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support and technical customer applications support of our products. The expense increase of $123,000 for the three-month period ended March 31, 2007, as compared to the same period in the previous year is due to increases of approximately $100,000 in personnel expenses, $70,000 in depreciation expense and $31,000 in stock-based compensation expense. The increase of approximately $712,000 for the nine months ended March 31, 2007 as compared to the same period in the previous year is partially due to a full nine months or thirty-nine weeks of eCERA expenses in the current period as compared to thirty weeks of such expenses in the prior period; the increase was also a result of increased stock-based compensation expense of $267,000 and increased personnel expenses of approximately $197,000.

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

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Net revenues	$30,182	$27,847	8.4%	$91,850	$76,590	19.9%
Selling, general and administration	5,342	4,394	21.6%	16,056	13,569	18.3%

S, G&A as a percentage of net revenues	17.7%	15.8%		17.5%	17.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The selling, general and administrative expenses in the three month period ended March 31, 2007 as compared to the same period in the prior year increased by $948,000, which consisted of increases of $400,000 in personnel expenses and $483,000 in audit and consulting fees, primarily related to Sarbanes-Oxley 404 compliance. The increase of $2.5 million in selling, general and administrative expenses in the nine months ended March 31, 2007, as compared to the same period in the prior year, is partially due to the inclusion of a full thirty-nine weeks of eCERA expenses in the current year compared to only thirty weeks in the comparable period in the prior year; the increase was also the result of increases of $1.0 million of personnel expenses, $800,000 of audit, tax and consulting fees, primarily related to Sarbanes-Oxley 404 compliance, and $227,000 of stock-based compensation expenses.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. In the short term, costs associated with Sarbanes-Oxley 404 compliance efforts will increase selling, general and administrative expenses due to the inclusion in the current year of eCERA in the scope of such 404 compliance efforts. The Company intends to continue to focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Interest and Other Income

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Interest income, net	$1,505	$888	69.5%	$3,936	$2,698	45.9%
Other income	991	—	n/a	991	—	n/a

Interest and other income	$2,496	$888	181.1%	$4,927	$2,698	82.6%

The increase in interest and other income for the three months and nine months ended March 31, 2007, as compared to the comparable prior year periods, was primarily due to increased interest rates received on investments and the gain of $1.0 million resulting from the sale of 50% of an investment in a privately-held semiconductor company.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Pre-tax income (loss)	$3,323	$1,983	$8,155	$3,955
Income tax	788	641	2,099	1,245
Effective tax rate	23.7%	32.3%	25.7%	31.5%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Investees

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change
Equity in net income of investees	$86	$464	$(378)	$476	$1,072	$(596)

Equity in net income of investees is primarily the Company’s allocated portion of the net income or losses of Pericom Technology, Inc. (“PTI”). PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14 in the quarter ended December 31, 2004. This adoption did not cause the Company to cease recognizing its allocated portion of the net income or losses of PTI. The Company’s allocated portion of PTI’s results increased to income of $69,000 for the three months ended March 31, 2007 from income of $437,000 for the comparable period in the prior year. This year over year decrease is directly attributable to a change in the rate at which Pericom recognizes income from PTI’s operations. For the three and nine months ended April 1, 2006, Pericom was realizing 74.4% of PTI’s income until all losses realized under PTI’s Series C Preferred Stock round of financing had been recouped. For the nine months ending March 31, 2007, the Company’s allocated portion of PTI’s results decreased to income of $468,000, which was based on recouping losses at a 25% level. For the comparable period in the prior year, the Company’s allocated portion of PTI’s results was $1.1 million. Pericom will now realize 25% of PTI’s net income until all losses realized under the PTI Series A Preferred Stock Round of financing have been recouped. After the Series A Preferred Stock Round of financing has been recouped, the Company will then realize revenue at a rate equal to the Company’s percentage ownership in PTI. As of March 31, 2007, the Company’s percentage ownership in PTI was 44.0%.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $129.6 million as compared with $122.6 million on July 1, 2006.

As of March 31, 2007, $8.5 million is classified as cash and cash equivalents as compared with $12.6 million, as of July 1, 2006. The cash and cash equivalents decrease of approximately $4.0 million, for the nine months ended March 31, 2007, was due to the 17.1 million of cash generated from operations and was offset by the Company using $10.9 million of cash in investing activities and using $10.0 million of cash in financing activities.

The Company’s net cash provided by operating activities of $17.1 million in the nine months ended March 31, 2007 was primarily a result of net income of $6.5 million, a reduction in net inventories of $2.6 million, accounts receivable of $2.5 million and non-cash expenses of $4.6 million, including depreciation and amortization, of approximately $4.7 million and stock-based compensation expense of $1.5 million, which were partially offset by gain on sale of investment of $1.0 million and equity in net income of unconsolidated affiliates of $476,000. In the nine months ended April 1, 2006, the Company’s net cash provided by operating activities of $8.6 million was primarily due to net income of $3.9 million, a reduction in net inventories of $1.0 million, and a decrease in accrued liabilities of $579,000, including depreciation and amortization of $3.8 million and $929,000 in stock-based compensation, partially offset by $1.1 million in equity in net income of unconsolidated affiliates. These factors were offset by an increase in accounts receivable of $990,000 and an increase in prepaid expenses and other current assets of $568,000.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

For the nine months ended March 31, 2007, the Company used cash of $10.9 million in investing activities. The cash usage was primarily due to the Company’s purchase of short term investments exceeding maturities of short-term investments by approximately $10.2 million, as well as acquisitions of property and equipment of approximately $3.6 million. This cash usage was partially offset by net proceeds from the sale of 50% of an investment in a privately-held semiconductor company, which yielded proceeds of approximately $2.0 million, and the reduction in restricted cash balances of $648,000. For the nine months ended April 1, 2006, the Company’s cash provided in investing activities of $2.7 million was primarily due to maturities of short term investments exceeding investments of short-term investments by $21.7 million. This was offset by the Company’s use of cash of $13.1 million to acquire eCERA Comtek Corporation and its use of cash of $1.5 million to acquire Azer Corporation. Additionally, the company’s restricted cash balance increased by $863,000 due to the assumption of eCERA debt instruments.

The Company’s cash used in financing activities of $10.0 million was primarily due to principal payments on short-term, long-term debts and capital leases of eCERA of approximately $9.8 million as well as repurchases of common stock of $6.0 million, which were offset in part by $2.7 million in proceeds from short and long term debt and approximately $3.0 million in proceeds generated from the sale of common stock from the Company’s employee stock plans. In the nine months ended April 1, 2006, the Company’s cash used by financing activities of $4.4 million was primarily due to payment of principal of eCERA debt of $7.8 million, repurchases of common stock of $3.9 million, which were offset in part by proceeds of approximately $5.4 million in sale of short-term and long-term debt instruments and by proceeds of $1.7 million received from the sale of common stock pursuant to the Company’s employee stock plans.

In 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2007, the Company has repurchased an aggregate of 2.0 million shares at a cost of approximately $17.8 million, and thus the Company had repurchased all the shares covered by its Board of Director’s 2001 approval. The Company repurchased 628,000 shares during the nine months ended March 31, 2007 at an approximate cost of $6.0 million. Stock repurchases have been funded by current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases. The Company expects to fund future stock repurchases from these same sources. On April 26, 2007, the Board of Directors authorized the repurchase of up to another two million shares of the Company’s common stock. The Company intends to repurchase shares under this program over time depending upon price and share availability.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at March 31, 2007 are as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$7,389	$1,164	$2,148	$2,120	$1,957
Notes payable	2,017	694	1,323	—	—

Operating lease obligations	$9,406	$1,858	$3,471	$2,120	$1,957

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

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 31, 2007, approximately 40% of the Company’s revenues were to distributors.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted in fiscal 2002, the Company ceased amortizing goodwill with a net carrying value of $1.3 million that resulted from our investment in Pericom Technology, Inc. In addition, the Company also has other indefinite-lived intangible assets resulting from the acquisition of Saronix which includes trade name, and customer relations and eCERA goodwill. Accordingly, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews its intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill or other intangible assets existed in the nine months ended March 31, 2007.

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

At March 31, 2007, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $8.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 31, 2007, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures include controls to ensure that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO of the Company, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

Management did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A:	Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;

•	changes in the average selling price of our products;

•	general conditions in the semiconductor industry;

•	currency fluctuation that effect our foreign subsidiaries;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of the SaRonix and eCERA product lines, which we acquired on October 1, 2003 and September 7, 2005 respectively;

•	expenses incurred respectively in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 107 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

For the fiscal year ended July 2, 2005, there were two direct customers that individually accounted for more than 10% of net revenues. For the fiscal year ended June 26, 2004, there was one direct customer that individually accounted for more than 10% of net revenues. As a percentage of net revenues, sales to our top five direct customers for the fiscal year ended July 1, 2006 totaled 36%, for the year ended July 2, 2005, it totaled 46%, and for the fiscal year ended June 26, 2004, it totaled 41%.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
2/8/07 to 2/9/07	77,644	9.78	1,749,005	250,995
2/12/07 to 2/16/07	60,803	10.00	1,809,808	190,192
3/5/07 to 3/9/07	151,966	10.06	1,961,774	38,226
3/12/07 to 3/13/07	38,226	9.89	2,000,000	—

Total	328,639	$9.96

In October 2001, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of the Company’s common stock. As of March 31, 2007, the Company has repurchased an aggregate of 2.0 million shares at a cost of approximately $17.8 million, and the Company may not repurchase any further shares pursuant to it’s 2001 Board of Director’s approval. The Company repurchased 329,000 shares during the three months ended March 31, 2007 at an approximate cost of $3.3 million.

On April 26, 2007, the Company’s Board of Directors approved the repurchase of an additional 2.0 million shares.

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

Pericom Semiconductor Corporation
(Registrant)

Date: May 9, 2007	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer