Form 10-K
period 2007-06-30
PERICOM SEMICONDUCTOR CORP
filed 2007-09-20
CIK 1001426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section B or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the Registrant is an accelerated filer, an accelerated filer, or a Non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 29, 2006 as reported by the NASDAQ National Market was approximately $279,192,337. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 17, 2007 the Registrant had outstanding 25,935,597 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 12, 2007, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 30, 2007

PART I

EXPLANATORY NOTE

As used in this Form 10K, the term “fiscal 2007” refers to our fiscal year ended June 30, 2007, the term “fiscal 2006” refers to our fiscal year ended July 1, 2006 and the term “fiscal 2005” refers to our fiscal year ended July 2, 2005.

ITEM 1.	BUSINESS

We design, develop and market high-performance integrated circuits (“ICs”) and frequency control products, (“FCPs”), used in many of today's advanced electronic systems. Our IC products include functions that support the switching, bridging, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, and between interconnected systems. Our FCPs are electronic components that provide frequency references in computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and better operating reliability in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phone, GPS and digital media players.

INDUSTRY BACKGROUND – OVERVIEW

Electronic systems and subsystems create the fabric that increasingly supports our everyday modern life as evidenced by the continued growth of the personal computer, mobile communications, networking and consumer electronics markets. Systems characterized by ever-improving performance, flexibility, reliability and multi-functionality, as well as decreasing size, weight and power consumption have driven the growth of these markets. IC advancements through improvements in semiconductor technology have contributed significantly to the increased performance of, and demand for, electronic systems and to the increasing proportion of IC cost as a portion of overall system cost. This technological progress occurs at an accelerated pace, while at the same time, the cost of electronic systems continues to decline.

Development of high-performance personal computers, requirements for higher network performance and increased levels of connectivity among different types of electronic devices drive the demand for new and varying types of high-speed, high-performance ‘interface’ products to handle the transfer, routing, bridging and timing of digital and analog signals at high speeds with minimal loss of signal quality. High-speed signal transfer is essential to maximize the speed and bandwidth of the microprocessor, the memory and the LAN or WAN. High signal quality is equally essential for optimal balance between high data transmission rates and reliable system operation. Without high signal quality, transmission errors occur as bandwidth increases. The same market pressures imposed on microprocessors also drive the market requirements for ‘interface’ products, and include higher speed, reduced power consumption, lower voltage operation, smaller size and higher levels of integration.

Our FCPs are devices incorporating quartz crystal resonators. Quartz crystals have the physical property such that, when stimulated electrically, they resonate at a precise and consistent frequency. A crystal oscillator, combining a quartz crystal and a simple electronic circuit, also generates a signal at a precise and consistent frequency. All types of crystal oscillators are clocks in the sense that they provide a frequency reference for various digital or analog electronic systems.

The continuing increase in electronic sophistication, as well as the penetration and proliferation of electronic products into new consumer and commercial applications, puts new demands on frequency control devices. This creates both technological challenges and new business opportunities for products offering faster speeds, higher stability relative to temperature, smaller surface-mountable packaging and lower unit cost.

Interface, switching, and timing products are used to enable higher system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, wireless base-stations, cell phones, digital cameras and digital TVs. We pioneer technology in each of these areas as demonstrated in the development and implementation of PCI Express technology across our interface, switching, bridging and timing product areas. PCI Express is a relatively new industry-standard serial protocol developed to offer higher bandwidth to and from the CPU chipset and peripherals like Ethernet, USB, video, and other types of connectivity devices. Almost every market segment and end product application is adopting PCI Express as the new high-speed signal path. As a serial protocol, PCI Express offers many times the bandwidth of PCI, the industry-standard parallel protocol that preceded PCI Express. PCI Express allows new cost-effective means to send high-speed signals longer distances for applications such as External PCI Express.

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second. The problems associated with signal quality that must be addressed by the interface IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals. The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation - such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference or ‘EMI’ - must be minimal. In short, high-speed signal integrity is essential for state-of-the-art electronic systems to function reliably. Our signal conditioning products address these critical issues, and support the major serial high-speed protocols in use today.

High frequency and high data transfer rates are critical in the reliability of systems prevalent in the major market trends of today. Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. Increasing system-wide EMI emissions resulting from higher-frequency IC’s compels system designers to develop and implement new ways to further reduce these emissions. These factors all increase the need for very high-speed, high performance, interface and switching products.

In server applications, we support higher system bandwidth by using PCI Express, PCI-X, PCI bridges, PCI Express Packet Switches and stand alone PHYsical layer products, as well as signal switches to isolate the system’s memory modules from the bus when they are not being addressed. All major server OEM’s have adopted PCI Express. PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to I/O end points such as Fiber Channel, Gb Ethernet and SAS. Manufacturers use other interface products to enable live-insertion of PCI boards (‘hot-swapping’). This prevents system downtime when boards require replacement. We have similar products for hot-docking notebook computers and the majority of the notebook computers on the market today use our products.

In high-bandwidth systems data transfer needs to be synchronized, creating a high demand for timing products. Our timing and FCPs provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity, the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth systems.

New high-end cell phone applications require low voltage, small packages and very low resistance to provide the highest fidelity sound. We address this market with our analog audio switch products that offer one of the smallest packages (TQFN), low resistance (0.4æ), low voltage (1.8V) and very low power consumption for extended battery life.

Today’s mobile phones offer functions beyond simple voice communication, including PDAs, digital still cameras and digital media players. The additional features increase the interface needs in terms of connection pins. To provide more functions in a limited space, handsets increasingly use a shared-pin design through adoption of analog switches. Our low-resistance analog switches are well suited to address the needs of these shared-pin links.

Digital voice communications over the Internet provide cost-efficient long-distance voice transport. Voice Over Internet Protocol (“VOIP”) telephones enable users to gain access to voice communication from anywhere they have access to an IP data network. Further advances on this concept have led to the development of wireless gateways to VOIP. Many major wireless carriers are involved in wireless VOIP gateway projects. Our low resistance family of single Analog Mux & 2-Port switches are used in wireless VOIP phones to route signals. The wide voltage range and low standby current is suitable for current and next generation power efficient phone designs.

There is an increasing need to add multiple video components, such as DVD, PVR, VCR, STB/DVB, PCs and camcorders to a single video display unit, in order to provide true multimedia entertainment video networks. Multiple PC connections to the same network require multiplexing capability of the horizontal and vertical synchronous signals to the single display unit. Our 4:1 video muxes enable systems designers to add up to four video components with one PC in the network. Systems designers, using our increased 4:1 muxing capability and two additional ports can put multiple components, such as VCR, DVD, PVR, PC and others on video networks and switch vertical and horizontal synchronous signals.

Our video switch products address the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals and accommodate switching of up to four video input streams with improved cross-talk and off-isolation features. These products address the DVI/HDMI, TMDS signal processing for PC Graphics and consumer video applications in the future.

OUR STRATEGY

As a leading supplier of high-performance IC and FCP products, we enable serial connectivity with solutions for the computing, communications and consumer market segments. To enhance our offerings, we acquired SaRonix, LLC (“SaRonix”) in 2003 and eCERA Comtek Corporation (“eCERA”) in fiscal year 2006, two of the leading FCP manufacturers in the world. With our analog, digital and mixed-signal integrated circuits, along with SaRonix and eCERA FCPs, our complete solutions support the timing, switching, bridging and conditioning of high-speed signals in today’s ever-increasing speed-and-bandwidth-demanding applications.

We define our products in collaboration with industry-leading OEMs and industry enablers and our modular design methodology shortens our time to market and time to volume relative to our competitors. The key elements of our strategy are:

Market Focus:

Within the computer, communications and consumer markets, we are focused on high growth segments that allow multi-product penetration opportunities that align well with our technology focus. These high growth applications include notebook, PC, digital video and TV, servers, enterprise networks, and mobile devices such as cell phones.

Our customers and end-users of our products include a number of leading OEMs in each market:

•	Notebook and Desktop market: Dell, Hitachi, IBM, Lenovo, Sony, Intel, Asustek and Toshiba;

•	Telecommunications equipment market: Cisco, Avaya, Huawei, Alcatel-Lucent, Motorola, Nortel and ZTE;

•	Server market: HP, Dell, Intel, Sun and IBM;

•	Network equipment market: Cisco, 2Wire, Alcatel-Lucent, Brocade, and Adtran;

•	Mobile Technology and Cellular telephone market: Samsung, Garmin, LG, UT Starcom, ZTE and Motorola;

•	Printer, peripherals and copier market: Lexmark, EFI, HP, Konica-Minolta, and Xerox; and

•	Consumer digital media video applications: Samsung, LGE, Echostar and Amtran.

Using our development expertise, our understanding of our customer’s product evolution, and our rapid-cycle IC development, we continue to pursue new opportunities in existing and emerging markets to expand our market share as a leading-solution supplier.

Customer Focus:

Our customer strategy is to use a superior level of responsiveness and proprietary solutions to support customer needs and sell a wider range of products to our existing customers, as well as targeted new customers. Key elements of our customer strategy are:

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

•

Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and we have been ISO-9001 certified since March 1995. We also endeavor to be a good corporate citizen, required by many customers, with solid environmental and other processes and we received our ISO 14001 Environmental Management System certification in 2004.

•

Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next- generation products, we have often been able to increase our overall volume of business with those customers substantially. With larger customers, we have also initiated electronic data interchange, or EDI, and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

•

Responding to our customer requirements is one of our highest priorities. In order to accomplish this, several years ago we implemented an automated quoting system from Model N, a leader in e-business solutions. We can respond very quickly to our customer needs and offer them superior service. With the implementation of Model N’s ProChannel, we have also been able to streamline a number of internal procedures.

•	Maintain a comprehensive and intuitive web site with all required documentation needed by our customers.

Technology Focus:

High bandwidth, high-speed serial protocols inherently present challenges in system design, such as error-free signal routing, end-point integrity and timing sensitivities. We focus on three main technology areas: serial high-speed protocol switching, advanced silicon and quartz based timing and unique signal conditioning solutions. These focus areas combine at the product level to provide a complimentary and complete system level solution for high-speed serial protocol implementation.

As a result of this focus, we lead the market in high-speed analog switching technology. We possess a solid history of ‘industry first’ product introductions, such as our dual HDMI and PCI Express signal switching solutions and our unique serial signal integrity technology. Focus product families include high-frequency Signal Switches, Packet Switches, Bridges, ReDrivers, Clock Generators/Buffers, Crystals and Oscillators.

Today, our technology encompasses all major serial high-speed protocols including PCI Express, USB 2.0, HDMI/DVI, SAS/SATA, XAUI and Ethernet.

Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We work closely with our wafer suppliers to incorporate their advanced CMOS process technologies to improve our ability to introduce next generation products expeditiously. We continue to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

For FCPs, our strategy is to further our leadership in high-frequency, superior-performance, low-jitter timing products by combining our industry-unique crystal-and-silicon design capabilities. With our vertical integration of SaRonix and eCERA, coupled with our silicon based timing design capability, we have created an integrated FCP design capability that provides advanced timing solutions for our target market segments. By leveraging internal proprietary IC designs in digital, analog and mixed-signal functionality, we add specialized features and optimize costs. Working closely with historical manufacturing partners while developing new ones, we will continue to advance proprietary process techniques and capabilities required to complement new technology products.

Manufacturing Focus:

We closely integrate our manufacturing strategy with our focus on customer needs. Central to this strategy is our ability to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially processed wafer. Accordingly, we keep inventory in the form of a wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as five weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die bank, which can become finished product in three weeks or less. We have established relationships with three leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and Magnachip Semiconductor, Inc. (“Magnachip”).

For FCPs, our vertically integrated Asian design and manufacturing subsidiaries of SaRonix and eCERA (now consolidated as SaRonix-eCERA™) provide a significant competitive advantage through a highly efficient design and volume crystal manufacturing process, in combination with strict quality standards and low-cost labor. We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. Since our beginning, we have maintained major supplier relationships with Elcom, a Korean-owned supplier of crystals and oscillators and its Yantai, China manufacturing facility.

Strategic and Collaborative Relationships Focus:

We pursue a strategy of entering into new relationships and expanding existing relationships with companies that engage in the product design, manufacturing and marketing of ICs and frequency control products. We have an active internal program focused on reference designs with key IC suppliers in the Pericom target market segments and partner programs, which can strengthen and leverage our marketing and sales presence worldwide. We believe that these relationships enable us to access additional design and application expertise, accelerate product introductions, reduce costs and obtain additional needed capacity. Our established collaborative relationships with leading wafer manufacturers allow us to access high performance digital and analog core libraries for use in our future products.

OUR PRODUCTS

We use our expertise in high-performance digital, analog, mixed-signal IC and FCP design, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions. Within each of our four IC product families, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products, or ASSPs, which are tailored to meet a specific high volume application. Within each product family, we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds.

SiliconConnect™ Family

Our SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges, our recently introduced PCI Express Bridges and Packet Switches, as well as our legacy family of LVDS high-speed differential drivers, receivers and transceivers. In fiscal 2007, we had overall growth of over 32% in the revenues attributable to the SiliconConnect family, mainly from PCI/PCI-X bridge products, and to a lesser extent to the initial shipments of our new PCIe product family.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family continues to gain market share within both existing and new applications across multiple market segments. Manufacturers continue to use PCI for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications are adopting PCIe and our PCIe products actively target all major PCIe based applications. In fiscal 2006, we began introducing the PCIe products to key customers in the computing, communications and consumer markets. By the end of fiscal 2006, the Connect Product Group had introduced both PCIe Bridge and PCIe Packet Switch functions for customer evaluation. Many of the applications used by PCI will transition to PCIe over time, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches.

Following a competitive product roadmap, we are actively developing PCIe bridge, packet switch and PHY products that target specific market segment needs including enablement of certain market segments, and next generation PCIe.

LVDS:

We offer a comprehensive low-voltage differential signaling (“LVDS”) product portfolio that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This LVDS standard offers a number of improvements over the older emitter-coupled logic (“ECL”) and pseudo emitter-coupled logic (“PECL”) in applications requiring lower power consumption and noise.

SiliconSwitch™ Family

Our SiliconSwitch product family offers a broad range of high-performance ICs for switching digital and analog signals. The ability to switch or route high-speed digital or analog signals with minimal delay and signal distortion is a critical requirement in many high-speed computers, networking and multi-media applications. Historically, systems designers have used mechanical relays and solid-state relays, which have significant disadvantages compared to IC switches. Mechanical relays are bulky, dissipate significant power and have very low response times, while solid-state relays are expensive.

ASSP Switch:

We offer a line of application specific standard products, or ASSP, switches for LAN, Analog Video, Digital Video, such as DVI/HDMI, PCI Express and USB, applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDMI™ (High-Definition Multimedia Interface) Rev. 1.3 standard. We are also marketing our PCI Express signal switches with Gen-I (2.5Gbps) and Gen-II (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms.

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

Digital Switches:

We offer a family of digital switches in 8-, 16- and 32-bit widths that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (as low as 0.2 micro amps) and series resistor options that support low electromagnetic interference, or EMI, emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots and multiple memories and hot-plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have products at 2.5-volt and 3.3-volt offering industry-leading performance in switching times, and low capacitance for bus isolation applications.

SiliconInterface™ Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface. We have launched a ReDriver family that conditions signals and ensures signal integrity in today’s very high-speed protocols. SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices. Our legacy high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

ReDrivers/Signal Conditioners:

With the adaptation of high-speed PCIe serial bus architecture at 2.5Gbps rates, systems designers are confronted with challenges associated with maintaining clean eye-pattern signal integrity at the receiver end points. The signal attenuation loss increases in almost an exponential form as trace lengths increase in a signal path using high-speed differential signaling. Our industry unique ReDriver family of products boost signals by combining programmable equalization and de-emphasis techniques at the transmit and receive points, respectively, on a signal path to ensure good signal integrity at the end points.

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS and XAUI for applications including servers, storage and notebook/docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. We have over ten revenue-generating customers creating designs with our ReDriver product line.

1.8-Volt/3.3-Volt ULS:

Bi-directional signal translation requirements have become more prevalent because of new technology needing to function with legacy designs. As such, level-shifting solutions have evolved into more advanced devices. While the traditional voltage translators require direction control signals, our ULS Universal Level Shifter (“ULS”) products address the need for voltage translation between 1.8-volts and 3.3-volts without any direction control signals. These voltage translators are ideal for mobile, test equipment, servers and telecom applications.

1.8-Volt/2.5-Volt Logic:

Our 1.8-volt and 2.5-volt product families offer high output current with sub-2.5 nanosecond propagation delay and low power consumption. In addition, our Lower Balanced Drive (“LBD”) family has a propagation delay of less than two nanoseconds to support high-speed processor-memory interfacing and we have optimized our Balanced Drive (“BD”) family for low-noise operation at very low voltages. We also offer application specific logic functions that support next generation memory module applications associated with server markets such as DDR II.

3.3-Volt Logic:

We offer 3.3-volt interface logic, supporting the trend toward lower system voltages for higher silicon integration from 8-Bit to 32-Bits, system performance and power savings. These products address a range of performance and cost requirements with very low power consumption. Our application specific integrated circuit (“ASIC”) design methodology and existing cell-based designs contribute to our ability to achieve rapid product development in this area.

5-Volt Logic:

Our high-speed 5-volt interface logic products in 8- and 16-bit configurations address specific system applications, including a “Quiet Series” family for high-speed, low-noise, point-to-point data transfer in computing and networking systems and a Balanced Drive family with series resistors at output drivers to reduce switching noise in high-performance computers. We continue to provide a complete portfolio of 5-volt FCT logic products that supports many legacy data communications and telecommunications switch platforms.

Gates:

These products operate from 1.65-volt to 5-volt to address the interface needs in many applications. We continue to tap into new product markets in the areas of communication, PC peripherals and consumer digital systems.

SiliconClock™ Family

In high-bandwidth systems, data transfer must be synchronized and this creates a demand for timing products. Our timing products provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from servers to network switches to televisions. As systems continue to grow in processing power and complexity, we expect the demand for these products to accelerate. The requirement for precision will also increase as timing margins shrink in higher-bandwidth systems.

Our SiliconClock IC product line provides a broad range of general-purpose solutions including voltage controlled crystal oscillators (“VCXO”) with integrated Phase Locked Loop (“PLL”) clock generators, clock buffers, zero-delay clock drivers, frequency synthesizers, spread-spectrum clock generators and programmable clock products for a wide range of microprocessor systems, as well as a number of Application Specific Standard Product (“ASSP”) markets like multi-function printers, registered memory modules, storage area networks, servers, networking, set-top boxes and digital television.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2V, 1.5-volt, 1.8-volt, 2.5-volt, 3.3-volt and 5-volt clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5-volt, 3.3-volt, 2.5-volt and 1.8-volt zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support Generation II PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies are available today.

Voltage Controlled Crystal Oscillators:

We offer a family of VCXO IC products targeted at the set-top box, digital video recorder (“DVR”), digital TV (“DTV”) and surveillance equipment markets. Our VCXO products feature low phase noise, high-frequency capabilities, wide pull range, and different output standard levels. These products also leverage customizable bases that include on-board phase-locked loops (“PLL”s) and inter-integrated circuit (“I2C”) interfaces for rapid prototyping. Our VCXO products use our own SaRonix-eCERA crystals to guarantee optimum performance.

Clock Frequency Synthesizers:

Clock frequency synthesizers generate various output frequencies using a single input frequency source and provide critical timing signals to microprocessors, memory and peripheral functions. Our clock synthesizers support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications. For computing applications, we provide PCIe clock synthesizers for server, notebook and desktop PC applications. For high-performance networking and storage applications, we have high-frequency clock synthesizers targeted up to 300MHz with very low jitter. For emerging networking and consumer platforms with PCIe interface, we provide PCIe reference clock generators. For consumer applications such as digital TV and digital set-top boxes, we have developed a line of high-performance audio and video clocks. We have also developed spread-spectrum clock generators used for reducing Electro Magnetic Interference (“EMI”) in graphics and video applications.

Programmable Clocks:

In large computing and communications systems, customers need to provide precise timing across large printed circuit boards (“PCB”s). At the very high frequencies used today, these large PCB traces can result in significant timing delays and matching these delays (or timing skew) can be a significant challenge for the system designer. We have responded to this challenge with a family of programmable skew clock products.

FCPs (SaRonix-eCERA™)

FCPs include crystals that resonate at a precise frequency, and crystal oscillators (“XO”), a circuit assembly comprising a crystal and accompanying electronic circuitry providing very stable output frequency. Crystals and XOs are essential components used in a wide variety of electronic devices. There are three general categories of oscillator products. Clock Oscillators are oscillators without temperature compensation and voltage tuning options used primarily in networking, telecommunication, wireless and computer/peripheral applications. VCXOs are frequency tunable crystal stabilized oscillators that are voltage controlled and generally operate below 1 GHz. Manufacturers use these oscillators primarily for synchronization in data networking and communications applications. Temperature compensated crystal oscillators (“TCXO”s) are temperature compensated oscillators that incorporate a temperature sensor and use circuitry to maintain the desired frequency under changing temperature conditions. Designers use TCXOs in wireless products such as cell phones, global positioning satellite systems (“GPS”) and base stations.

The ultra-miniature ceramic packaged crystal and clock oscillators are tailored for densely populated applications such as Wireless Local Area Networking (“WLAN”), mobile phones, portable multimedia players, personal data assistants (“PDA”s), GPS modules, networking equipment, and hard disk drives. The ultra-miniature package allows system designers to overcome the physical space constraint of integrating more features into portable applications. The set of available frequencies supports various industry standard protocols and applications.

The XP series of crystal clock oscillators (“XO”) is a proprietary technology that combines our ICs with SaRonix-eCERA quartz to improve reliability and performance for high frequency 2.5V & 3.3V, low voltage complimentary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used in various networking and storage platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), statistical analysis system (“SAS”) and passive optical network (“PON”).

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Hewlett Packard
Intel	ZTE	Samsung
Lenovo	Nortel	Echostar
IBM	Huawei	Amtran
Wistron	Lucent	LGE
Asustek	Avaya
Sony	Motorola
Inventec
Sun
Hitachi

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
Brocade	LG	Solectron
Lucent	Samsung	Celestica
Adtran	UTStarcom	SCI-Sanmina
2wire	ZTE	Flextronics
	Motorola	Jabil

Peripherals	Other FCP Customers
Hewlett Packard	Primary Technology
Konica-Minolta	Alpha Networks, Inc.
Lexmark	Banner Span Co. Ltd.
Xerox	Askey
EFI	JMSH International Corp.

Our customers include a broad range of end-user customers and original equipment manufacturers (“OEM”s) in the computer, peripherals, networking and telecommunications markets as well as the contract manufacturers that service these markets. Our direct sales are billings directly to a customer who may in turn sell through to an end-user customer. Our end-user customers may buy directly or through our distribution or contract manufacturing channels.

In fiscal 2007, our direct sales to Asian Information Technology, Inc. (“AIT”) accounted for approximately 13% of net revenues and direct sales to our top five customers accounted for approximately 35% of net revenues. No single end-user customer accounted for greater than 10% of net revenues in fiscal year ended June 30, 2007.

In fiscal 2006, our direct sales to Techmosa International Inc. (“Techmosa”) accounted for 11% of net revenues and direct sales to our top five customers accounted for approximately 36% of net revenues. No single end-user customer accounted for greater than 10% of net revenues in fiscal year ended July 1, 2006.

In fiscal 2005, our direct sales to Techmosa and AIT accounted for approximately 14% of net revenues each and direct sales to our top five customers accounted for approximately 46% of net revenues. One end-user customer accounted for 10% of net revenues in fiscal year ended July 2, 2005.

See Item 1A “Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end-user customer markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time” of this Annual Report on this Form 10-K.

Contract manufacturers are important customers for us as systems designers in our target markets continue to outsource portions of their manufacturing. In addition, these contract manufacturers continue to play a vital role in determining which vendors' products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital phase-locked loops, or PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 110 U.S. patents and we have at least 14 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost. Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies. Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library. We currently manufacture a majority of our products using 0.8-, 0.6-, 0.5-, 0.35-, 0.25- and 0.18-micron CMOS process technologies and are currently developing new products using 0.13-micron technology. We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

For FCPs, we have a well-established design focus, methodology and execution technique. We implement the majority of designs for oscillators and higher-functionality parts with CMOS process technologies. However, we also pursue designs incorporating Bipolar, BiCMOS and SiGe technologies, as well as utilization of CPLD and FPGA components. Crystal components developed and marketed by all suppliers are similar. However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and unique. As such, manufacturing processes, equipment and test procedures can form a distinct part of the design activity. The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 40% of our net revenues in fiscal 2007, 39% of our net revenues in fiscal 2006 and 51% of our net revenues in fiscal 2005. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore) and Techmosa (Taiwan).

We have three regional sales offices in the United States, as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 87% of our net revenues in fiscal 2007, approximately 81% of our net revenues in fiscal 2006 and approximately 78% of our net revenues in fiscal 2005. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2007, 2006 and 2005 – Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

We focus our marketing efforts on market knowledge, product definition, new product introduction, product marketing and advertising. We use advertising both domestically and internationally to market our products independently and in cooperation with our distributors. Our product information is available on our website, which contains overview presentations, technical information on our products, and offers design modeling/applications support plus sample-request capabilities online. We also publish and circulate technical briefs relating to our products and their applications.

We believe that contract manufacturing customers are strategically important and we employ sales and marketing personnel who focus on servicing these customers and on expanding our product sales to OEMs via these customers. In addition, we use programs such as EDI, bonded inventories and remote warehousing to enhance our service and attractiveness to contract manufacturers.

MANUFACTURING

We have adopted a fabrication foundry non-ownership (“fabless”) IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with which we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered, TSMC and MagnaChip. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We primarily rely on foreign subcontractors for the assembly of our products and, to a lesser extent, for the testing and packaging of our finished products. Some of these subcontractors are our single source supplier for certain new packages. We perform some testing of our finished products in our in-house facility.

To manufacture FCPs we have established relationships with selected Asian factories, the primary of which are Chungho Elcom in Inchon, South Korea and Yantai Chungho in Yantai, China as well as factories in Taiwan and Japan. We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market. We have established an operations department based in Asia to pursue lower cost packaging techniques and to monitor and modify manufacturing processes to maximize yields and improve quality.

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sizes of surface mount ceramic packages, we acquired eCERA on September 7, 2005. eCERA has “state of the art” high volume production lines capable of manufacturing FCPs with the tightest specifications to support in a competitive manner the most popular high volume target industries in the telecommunications, medical, computing, security and other commercial sectors. eCERA is ISO9000 certified and in December of 2005 received TS16949 certification, which allows us access into the Automotive FCP market. To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners. New relationships and the expansion of our capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market. We have an operations department based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality. After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

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

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor Int’l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., NXP, Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron, Connor Winfield, Fox, Ecliptek, Mtron, Epson, KED, KDS and NDK. A second group of competitors in China primarily pursues the lower end of the FCP market with limited technical content products. However, they do have some sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong and Taiwan and we develop FCP in San Jose, California and in Taiwan. Research and development expenses were $ 16.0 million in fiscal 2007, $15.5 million in fiscal 2006 and $15.8 million in fiscal 2005. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 110 patents covering certain aspects of our product designs, with various expiration dates through September 2025, and we have at least 14 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2007, we had 597 full-time employees, including 94 in sales, marketing and customer support, 325 in manufacturing, assembly and testing, 118 in engineering and 60 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site at http://www.sec.gov that contains these reports, proxy and information statements. We make available on our website at http://www.pericom.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC. Any reports or financial information presented at our website are not to be considered part of this annual report filed on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

FACTORS THAT MAY AFFECT OPERATING RESULTS

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

Wide varieties of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;

•	changes in the average selling price of our products;

•	general conditions in the semiconductor industry;

•	changes in our product mix;

•	a change in the gross margins of our products;

•	the operating results of SaRonix-eCERA products, which normally have a smaller profit margin;

•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the markets for interface ICs and FCPs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

All of these factors are difficult to forecast and could affect our operating results. We base our operating expense levels, in part, on our expectations regarding future sales. We do not have a great deal of flexibility in our expenses in the short term. Therefore, we may be unable to reduce our expenses fast enough to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to our expectations or any material delay of customer orders could harm our operating results. In addition, if our operating results in future quarters fall below public market analysts’ and investors’ expectations, the market price of our common stock would likely decrease.

The demand for our products depends on the growth of our end users' markets.

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor and FCPs are incorporated. These markets include the following:

•	computers and computer related peripherals;

•	data communications and telecommunications equipment;

•	electronic commerce and the Internet; and

•	consumer electronics equipment.

Any decline in the demand for products in these markets could seriously harm our business, financial condition and operating results. These markets have also historically experienced significant fluctuations in demand. Slower growth in the other markets in which we sell our products may also seriously harm us.

If we do not develop products that our customers and end-users design into their products, or if their products do not sell successfully, our business and operating results would be harmed.

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer's or end user’s product or system at the design stage. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer or end user’s product and on the extent to which the system's design accommodates components manufactured by our competitors. Failures to achieve design wins or the inability to achieve significant revenue from our design wins would harm our operating results. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

Rapidly changing technology characterizes the markets for our products. Our financial results depend on our successful development and implementation of new manufacturing technologies and our development, introduction and sale of new and innovative products.

Rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles characterize the markets for our products. We currently offer a comprehensive portfolio of silicon and quartz based products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int'l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

We believe that our future success will depend on our ability to continue to improve and develop our products and processes. Unlike us, many of our competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products. This ability may provide them with additional manufacturing capability that is more reliable, shorter development and manufacturing cycles and time-to-market advantages. In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as ours may be able to manufacture and sell competitive products at lower prices. Any introduction of products by our competitors that are manufactured with improved process technology could seriously harm our business. As is typical in the semiconductor industry, our competitors have developed and marketed products that function similarly or identically to ours. If our products do not achieve performance, price, size or other advantages over products offered by our competitors, our products might lose market share. Competitive pressures could also reduce market acceptance of our products, reduce our prices and increase our expenses.

We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Global economic slowdowns have adversely affected our results of operations in the past.

In the past, the global economy has experienced economic slowdowns that were due to many factors, including decreased consumer confidence, unemployment, the threat of terrorism and reductions in corporate profits and capital spending. These unfavorable conditions have resulted in significant declines in our new customer order rates. Any future global economic slowing may affect our business, financial condition and results of operations materially and adversely.

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

Our potential future acquisitions may not be successful.

Our potential future acquisitions could result in the following:

•	large one-time write-offs;

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;

•	the challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions as anticipated;

•	the risk of diverting the attention of senior management from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;

•	the risk that our markets do not evolve as anticipated and that the technologies and capabilities acquired do not prove to be those needed to be successful in those markets;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and

•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses.

As part of our business strategy, we expect to seek acquisition prospects that would complement our existing product offerings, improve our market coverage or enhance our technological capabilities. Although we are evaluating acquisition and strategic investment opportunities on an ongoing basis, we may not be able to locate suitable acquisition or investment opportunities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions

The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	general conditions in the semiconductor and electronic systems industries;

•	quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in earnings estimates by analysts; and

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

Implementation of Financial Accounting Standards Board (“FASB”) rules for the accounting of equity and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”) required us to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the consolidated financial statements. The adoption of SFAS 123(R) resulted in a negative impact on our results of operations. In general, from time to time, the government, courts or the FASB may issue new laws, regulations, rules or accounting standards that will affect our reported operating results. They may also modify or reinterpret existing laws, regulations, rules and accounting standards, which would affect our operating results. There may be future changes in laws, interpretations, standards, rules or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

We identified a material weakness in our internal control over financial reporting as of June 30, 2007, which we are remediating. Should we be unsuccessful in the remediation or cannot complete the remediation in a timely fashion or if we identify additional material weaknesses in our internal controls in the future, our stock price may be affected adversely.

We have performed the system and process documentation and evaluation procedures needed to comply with section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Through such evaluations, we have identified material weaknesses in our internal control over financial reporting in prior years and remediated them. As of June 30, 2007, we identified a material weakness relating to the fact that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

We believe that the plans we are developing, including recruiting additional staff and providing additional oversight and training, will be adequate to remediate the identified material weakness successfully and in a timely fashion, but there can be no assurance that we will not identify other material weaknesses in the future.

If we identify additional material weaknesses in our internal control, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Customer demand for our products is volatile and difficult to predict.

Our customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. In addition, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for our products can result in excess quantities of certain of our products relative to demand. In this event, our operating results would be adversely affected due to charges to reduce the carrying value of our inventory to the estimated demand level or market price.

Changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may increase our costs and expose us to liability.

The implementation of new environmental regulatory legal requirements could influence our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Magnachip or Chartered in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In fiscal 2007, 2006 and 2005 we purchased approximately 52%, 41% and 43% respectively, of our wafers from MagnaChip. In addition, in fiscal 2007, 2006 and 2005 we purchased approximately 39%, 43% and 43%, respectively, of our wafers from Chartered. In fiscal 2007, six other suppliers manufactured the remainder of our wafers. In fiscal 2006, three other suppliers manufactured the remainder of our wafers. In fiscal 2005, five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;

•	lack of available manufactured products;

•	lack of control over delivery schedules; and

•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Chartered and MagnaChip in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Chartered shut down one of their production facilities that had been used to manufacture our products. We have transitioned the production of these products to different facilities. This was a major project requiring significant technological coordination between Chartered and Pericom. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of the change.

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling six-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to make changes, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers' internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

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

We primarily rely on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for the testing of finished products. Some of these subcontractors are our single source supplier for some of our new packages. In addition, changes in our or a subcontractor's business could cause us to become materially dependent on a single subcontractor. We have from time to time experienced difficulties in the timeliness and quality of product deliveries from our subcontractors and may experience similar or more severe difficulties in the future. We generally purchase these single or limited source components or services pursuant to purchase orders and have no guaranteed arrangements with these subcontractors. These subcontractors could cease to meet our requirements for components or services, or there could be a significant disruption in supplies from them or degradation in the quality of components or services supplied by them. Any circumstance that would require us to qualify alternative supply sources could delay shipments, result in the loss of customers and limit or reduce our revenues.

We may have difficulty accurately predicting revenues for future periods.

We base our expense levels in part on anticipated future revenue levels, which can be difficult to predict. Our business is characterized by short-term orders and shipment schedules. We do not have long-term purchase agreements with any of our customers, and customers can typically cancel or reschedule their orders without significant penalty. We typically plan production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives. Customer demand is highly unpredictable and can fluctuate substantially. If customer demand falls significantly below anticipated levels, our gross profit will decline.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 110 patents covering certain aspects of our product designs and have at least 14 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological expertise are also key to our business. The US Patent and Trademark Office (“the Patent Office”) may not issue us additional patents or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the Patent Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Our independent foundries use process technologies that may include technology we helped them develop and that those foundries may generally use to produce their own products or to manufacture products for other companies, including our competitors. In addition, we may not have the right to implement key process technologies used to manufacture some of our products with foundries other than our present foundries.

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

We are subject to risks related to taxes.

A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate. In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate. Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. All of these factors could have an adverse effect on our financial condition and results of operations.

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

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are cut into individual die. We assemble these die into individual packages and test them for performance. Our wafer fabrication suppliers have from time to time experienced lower than anticipated yields of suitable die. In the event of such decreased yields, we would incur additional costs to sort wafers, an increase in average cost per usable die and an increase in the time to market or availability of our products. These conditions could reduce our net revenues and gross margin and harm our customer relations.

We do not manufacture any of our IC products. Therefore, the semiconductor industry refers to us as a “fabless” producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a “fabless” IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and consequently, there may be manufacturing related problems that affect our FCP products. See this Item 1A “Risk Factors; Factors That May Affect Operating Results – Our Potential Future Acquisitions May Not Be Successful.”

We derive a large portion of our revenues from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general, we expect this to continue for the near future. With the addition of eCERA, we have reduced the concentration of our largest customers, as the largest customers of eCERA are somewhat different from those of our core integrated circuit business and existing FCP business. We had one Asian distributor that individually accounted for 13% of our net revenues during the fiscal year ended June 30, 2007. During the fiscal year ended July 1, 2006, we had one Asian distributor that accounted for 11% of our net revenues. We had two direct customers, both Asian distributors, that each individually accounted for 14% of our net revenues during the fiscal year ended July 2, 2005. As a percentage of net revenues, sales to our top five direct customers in the fiscal year ended June 30, 2007 totaled 35%, in the fiscal year ended July 1, 2006 totaled 36%, and totaled 46% for the fiscal year ended July 2, 2005.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 30, 2007 sales to our distributors were approximately 40% of net revenues as compared to approximately 39% of net revenues in the fiscal year ended July 1, 2006, and 51% for the fiscal year ended July 2, 2005. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors could decrease our revenues.

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

In particular, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People's Republic of China. Conflict or instability could disrupt the operations of our Taiwanese subsidiaries, or those of one of our principal wafer suppliers and several of our assembly subcontractors located in Taiwan.

Because we sell our products to customers outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from sales outside of Asia and the United States. In fiscal year 2005, approximately 68% of our net revenues derived from sales in Asia and approximately 6% from sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue our sales efforts outside the United States. These efforts will require significant management attention and financial resources. In addition, we will continue to face international operating risks. These risks include:

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

In general, the share purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer of 15% or more of our common stock is announced or commenced. After such event, our other stockholders may purchase additional shares of our common stock at a 50% discount to the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by our Board of Directors since we may redeem the rights at $0.001 per right at any time before any person or group acquires 15% or more of our outstanding common stock. These rights expire in March 2012.

Natural disasters could severely harm our operations and financial results.

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. Some of our subsidiary operations and one of the foundries we use are located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations because of that earthquake. However, if a major earthquake or other natural disaster were to affect our suppliers, our sources of supply could be interrupted, which would seriously harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 76,145 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. We have a lease agreement covering this property through December 2013. The agreement contains renewal options. We also own, through our eCERA subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74, 024 square feet. We also have leased or rented a North American sales office located in Illinois as well as International sales offices in Hong Kong, Japan, Korea, Singapore, Taiwan and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various routine claims and legal proceedings that arise in the ordinary course of business. We are presently not subject to any legal proceedings that could have a material impact on our business or financial condition.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. We have not paid cash dividends and have no present plans to do so. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock on the NASDAQ Stock Market. As of July 1, 2007, we had 45 holders of record of our common stock. Holders of record does not include shareholders whose shares are held in trust by other entities, therefore the number of actual shareholders is greater than the number shown here. During fiscal year 2007, we did not sell any unregistered securities.

	Close
	High	Low
Fiscal year ended July 1, 2006

First Quarter	$9.50	$8.29

Second Quarter	8.95	7.15

Third Quarter	9.90	7.97

Fourth Quarter	10.43	7.74

Fiscal year ended June 30, 2007

First Quarter	$9.84	$7.21

Second Quarter	12.82	9.49

Third Quarter	11.47	9.56

Fourth Quarter	11.69	9.70

PERFORMANCE GRAPH

The graph and other information furnished under the above caption “Performance Graph” in this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

SHAREHOLDER RIGHTS PLAN

On March 6, 2002, we adopted a shareholder rights plan and, in connection with the plan, we have filed a Certificate of Designation designating the rights, preferences and privileges of a new Series D Junior Participating Preferred Stock. Pursuant to the plan, we issued rights to our stockholders of record as of March 21, 2002, entitling each stockholder to the right to purchase one one-hundredth of a Series D Junior Participating Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

STOCK REPURCHASE PLAN

In October 2001, our Board of Directors approved the repurchase of up to 2,000,000 shares of our common stock. As of March 30, 2007, we had completed the repurchase of 2,000,000 shares at a cost of approximately $17.8 million, pursuant to the 2001 Board of Directors’ authorization.

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2,000,000 shares. We have funded stock repurchases in the past using current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ authorization, we repurchased approximately 302,000 shares during the three months ended June 30, 2007, at an approximate cost of $3.1 million.

The following table represents our repurchases of our common stock under the latest Board of Directors’ authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
5/8/07 to 5/11/07	107,313	10.40	107,313	1,892,687
5/14/07 to 5/18/07	128,785	10.34	236,098	1,763,902
5/21/07 to 5/25/07	65,734	10.29	301,832	1,698,168

Total	301,832	$10.35

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statements of operations data for each of the years in the three-year period ended June 30, 2007 and the consolidated balance sheets data as of June 30, 2007, and July 1, 2006 are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended June 26, 2004 and June 28, 2003 and the consolidated balance sheets data as of July 2, 2005, June 26, 2004 and June 28, 2003 from audited financial statements not included herein. The fiscal year ending July 2, 2005 contained 53 weeks and all other years contained 52 weeks. We exercised our option to acquire substantially all the assets and related liabilities of privately held SaRonix on October 1, 2003. The results of operations of SaRonix from the date of acquisition are included in the Company’s consolidated financial statements. On September 7, 2005, we purchased eCERA and on March 6, 2006 completed the acquisition of AZER Crystal Technology Co. (“AZER”). The results of operations for both eCERA and AZER from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 30, 2007	July 1, 2006 (3)	July 2, 2005	June 26, 2004 (2)	June 28, 2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$123,370	$105,878	$79,557	$66,417	$44,958
Cost of revenues	80,557	69,374	50,764	45,182	31,468

Gross profit	42,813	36,504	28,793	21,235	13,490

Operating expenses:
Research and development	16,021	15,492	15,767	14,161	11,347
Selling, general and administrative	21,878	18,490	15,538	14,979	11,283
Restructuring charge	—	55	294	784	1,431

Total operating expenses	37,899	34,037	31,599	29,924	24,061

Income (loss) from operations	4,914	2,467	(2,806)	(8,689)	(10,571)
Interest and other income, net	6,460	3,875	3,783	3,700	5,243
Interest expense	(130)	(342)	(22)
Other-than-temporary decline in value of investments	(6)	(64)	(105)	(14)	(1,027)

Income (loss) before income taxes	11,238	5,936	850	(5,003)	(6,355)
Income tax provision (benefit)	2,985	1,852	27	(2,380)	(2,767)
Minority interest in loss (income) of consolidated subsidiaries	(33)	99	58	—	—
Equity in net income (loss) of unconsolidated affiliates	407	1,796	46	513	(739)

Net income (loss)	$8,627	$5,979	$927	$(2,110)	$(4,327)

Basic earnings (loss) per share	$0.33	$0.23	$0.04	$(0.08)	$(0.17)

Diluted earnings (loss) per share	$0.32	$0.22	$0.03	$(0.08)	$(0.17)

Shares used in computing basic earnings (loss) per share (1)	26,058	26,254	26,476	26,075	25,721

Shares used in computing diluted earnings (loss) per share (1)	26,669	26,994	27,188	26,075	25,721

	June 30, 2007	July 1, 2006	July 2, 2005	June 26, 2004	June 28, 2003
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$89,135	$88,119	$159,488	$158,718	$158,662
Total assets	214,235	213,686	193,995	197,452	190,237
Long-term obligations	2,094	6,141	464	139	619
Shareholders’ equity	190,478	184,111	181,162	181,897	182,323

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On October 1, 2003, the Company acquired SaRonix.
(3)	On September 7, 2005, the Company acquired eCERA and on March 6, 2006 completed the acquisition of AZER.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. We base our estimates on historical experience and other assumptions that we consider reasonable given the circumstances. Actual results may vary from our estimates.

We consider the following accounting policies to be “critical” as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and require us to make difficult judgments and assumptions about matters that are inherently uncertain. We also have other important policies that we discuss in Note 1 to the Consolidated Financial Statements.

REVENUE RECOGNITION. We recognize revenue from the sale of our products in conformity with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB No. 104”). Accordingly, the Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The sales price is fixed or determinable; and

•	Collectibility is reasonably assured.

Generally, the Company meets these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time. In addition, the Company estimates and records provisions for future returns and other charges against revenue at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”).

For some of our products, notably our FCPs that we manufacture in Taiwan, we recognize revenue upon delivery for Taiwan sales and for foreign sales, 3 days after shipment. Our sales terms for FCP are usually FOB shipping point and we use Federal Express (“FedEx”) for all of our deliveries. FedEx delivers shipments within one day to Taiwanese customers and within 3 days for foreign customers.

We sell products to both large domestic and international distributors. We sell our products to domestic distributors at the price listed in our price book for that distributor. At the time of shipment, we book a sales reserve for the entire amount if the customer has the right to return the product. In addition, at the time of sale we book a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. These sales reserves offset revenues, which produces the net revenues amount we report in our consolidated financial statements.

The market price for our products can be significantly different from the book price at which we sold the product to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from our distributor to their customer would result in low or negative margins to our distributor, we negotiate a ship from stock and debit with the distributor. We analyze our SSD history and use the history to develop SSD rates that form the basis of the SSD sales reserve we record each period. We use historical SSD rates to estimate the ultimate net sales price to the distributor.

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month we record a sales reserve for the estimated stock rotation privilege earned by our distributors that month. This reserve is the product of each distributor’s net sales for the month times their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. Our management reviews these requests and, if approved, we establish a RMA. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request, even though we are not obligated to do so. Each month, we record a sales reserve for the approved RMAs that have not yet been returned. In the past, we have not kept a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and frequently we can resell parts to other customers for use in other applications. We monitor and assess RMA activity and overall materiality to assess whether a general warranty reserve has become appropriate.

We grant price protection solely at the discretion of our management. The purpose of price protection is to reduce our distributors’ cost of inventory as market prices fall, which reduces our SSD rates. Our sales management team prepares price protection proposals for individual products located at individual distributors. Our general management reviews these proposals and if a particular price protection arrangement is approved, we estimate the dollar impact based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. We record a sales reserve in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

At the discretion of our management, we may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing we charge our distributor customers. We record the customer’s rebate at the time of shipment.

Customers are typically granted payment terms of between 30 and 60 days and they generally pay within those terms. We grant relatively few customers any sales terms that include cash discounts. We invoice our distributors for shipments at our listed book price. When our distributors pay those invoices, they may claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, we agree these debits to our management’s prior approvals and reduce the reserve we previously established for that customer.

The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgments and estimates. We base our estimates on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and we believe that our estimates are reasonable.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand and in banks and all highly liquid debt investments with a time to maturity of three months or less at the time of purchase.

SHORT- AND LONG-TERM INVESTMENTS. Our policy is to invest excess funds in instruments with investment grade credit ratings. We classify our investments as “available-for-sale” or “trading” in conformity with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Further, we classify our trading securities as current assets and our available-for-sale securities as either current or non-current based on the specific attributes of each security. We recognize unrealized losses in our trading securities in current earnings, unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity and we do not recognize unrealized losses in our held-to-maturity securities. We report our trading and available-for-sale securities at their fair values and held-to-maturity securities at their amortized cost. We evaluate our available-for-sale securities for impairment quarterly. SFAS No. 115 defines impairment as a loss in value that is other than temporary. We recognize impairment losses in our consolidated income statement in the period in which we discover the impairment.

We have also made other investments including loans, bridge loans convertible to equity or asset purchases as well as direct equity investments. We make these loans and investments with strategic intentions and, historically, are in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the balance sheet and we carry them at the lower of cost, or market if the investment has experienced an “other than temporary” decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if we deem a decline in value is other than temporary.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We evaluate our allowance for doubtful accounts using a combination of factors. We record a specific allowance in cases where we become aware of circumstances that may impair a specific customer’s ability to pay fully their financial obligation to us. For all other customers, we recognize an allowance based on the length of time the receivable balances are past due, based on the current economic environment and our historical experience.

INVENTORIES. For our SiliconConnect, SiliconSwitch, SiliconInterface, SiliconClock and certain FCP families of products we record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

We record the inventories of the remainder of our FCP products at the lower of weighted-average cost or market value. Weighted average cost is comprised of average manufacturing costs weighted by the volume produced in each production run. We define market value as the net realizable value for our finished goods and replacement cost for raw materials and work in process.

We consider raw material inventory slow moving and we write it down to zero if it has not moved in 365 days. For assembled devices, we disaggregate the inventory by part number. We compare the quantities on hand in each part number category to the quantity we shipped in the previous twelve months, the quantity in backlog and to the quantity we expect to ship in the next twelve months. We write down to zero the value of each quantity on hand that is in excess of the lesser of the three comparisons. We believe our method of evaluating our inventory fairly represents market conditions.

We consider the material written-off to be available for sale. We do not revalue the written off inventory should market conditions change or if a market develops for the obsolete inventory. In the past, we have sold obsolete inventory that we have previously written off as worthless. Refer to the Gross Profit discussion in this Item 7 of our annual report on Form 10K for further discussion of sales of our obsolete inventory.

PROPERTY, PLANT AND EQUIPMENT. We record our property, plant and equipment at cost and depreciate the cost over the estimated useful lives of each asset classification, ranging between 3 and 35 years. Cost includes purchase cost, applicable taxes, freight, installation costs and interest incurred in the acquisition of any asset that requires a period of time to make it ready for use. In addition, we capitalize the cost of major replacements, improvements and betterments, while we expense normal maintenance and repair.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES. The Company holds ownership interests in various investees. Our ownership in these affiliates varies from 20% to approximately 49%, which we classify as investment in unconsolidated affiliates in our consolidated balance sheets. The Company accounts for long-term investments in companies in which it has an ownership share larger than 20% and in which it has significant influence over the activities of the investee using the equity method. We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss. We eliminate all intercompany transactions in accounting for our equity method investments.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which we adopted in fiscal 2002, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that no impairment of our indefinite-lived intangible assets existed in fiscal 2007. We also test other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment of these other definite-lived intangible assets existed in fiscal 2007.

INCOME TAXES. We account for income taxes using SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to recording deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, we experiences losses for a sustained period of time, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, we may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in the state of California. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits and FCPs used for the transfer, routing and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. We have introduced new products to the market every year since we produced our first shipments. In recent years, we have expanded our product offering by introducing the following products, among others:

•

in fiscal 2005, our product solution to support the emerging high performance PCI-Express serial link protocol for computer and communication applications; PCI-Express products to include PCI-E signal switches, clock generators, and re-driver and re-timer products; several analog switch and voltage translation products in very small form factor packages to support cell phone and other portable consumer products; the addition of differential video switches operating at greater than 1 GHz to support HDMI/DVI signal switching in digital TV and notebook applications which expanded our high performance video switch solution; the introduction of four low-voltage, high-frequency CMOS/LVPECL crystal oscillator product families targeting storage and communication applications;

•

in fiscal 2006, the first three products of our new PCI express Bridge and Packet Switch families for general customer sampling, including one 4-port PCI express Packet Switch and two PCI Express to PCI and PCI-X Bridge products; samples of five new spread spectrum clock generators and VCXO’s targeting LCD projectors, LCD televisions, DLP projectors and set-top box applications; several new FCPs that incorporate both a crystal resonator and a driver IC into an ultra-miniature package designed for high density and portable electronic applications by using the synergy of the acquisition of eCERA and AZER and the existing SaRonix product development pipeline; and

•

in fiscal 2007, the production availability of GEN2 PCI Express™ signal-switches and a high-performance, zero-delay GEN2 clock buffer family, the first in the industry, enabling the design of ultra high-speed 5.0 Gbps GEN2 PCI Express serial connectivity systems; the PCIe-to-PCI-X Bridge for target applications including server, HBA, storage, NIC cards, video and gaming, networking and telecommunications; one clock synthesizer, two LVPECL differential clocks, three spread-spectrum clock generators, three clock buffers, five low phase noise VCXO's, eight new HDMI, four analog video and two high speed USB switches to penetrate target applications including Gigabit Ethernet networking switch, digital TV, set top box, cell phone, MP3/MP4 player and PDA.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. Magnachip, formerly known as Hynix, manufactured approximately 52%, 41% and 43% of the wafers for our semiconductor products in fiscal years 2007, 2006 and 2005, respectively. In addition, Chartered manufactured approximately 39%, 43% and 43% of the wafers for our semiconductor products in fiscal years 2007, 2006 and 2005, respectively.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new, higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product — after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economy of scale in the assembly phase and lower die yield. Our ability to reduce unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing and make in-house manufacturing operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	65.3	65.5	63.8

Gross margin	34.7	34.5	36.2

Operating expenses:
Research and development	13.0	14.6	19.8
Selling, general and administrative	17.7	17.5	19.5
Restructuring charge	—	0.1	0.4

Total operating expenses	30.7	32.2	39.7

Income (loss) from operations	4.0	2.3	(3.5)
Interest and other income, net	5.2	3.7	4.7
Interest expense	(0.1)	(0.3)	—
Other than temporary decline in the value of investments	—	(0.1)	(0.1)

Income before income taxes	9.1	5.6	1.1
Income tax provision	2.4	1.7	—
Minority interest in loss of consolidated subsidiaries	—	0.1	0.1
Equity in net income of unconsolidated affiliates	0.3	1.7	—

Net income	7.0%	5.7%	1.2%

COMPARISON OF FISCAL 2007, 2006 AND 2005

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Net revenues	$123,370	$105,878	16.5%	$105,878	$79,557	33.1%
Percentage of net revenues accounted for by top 5 direct customers (1)	34.9%	35.8%		35.8%	45.8%
Number of direct customers that each account for more than 10% of net revenues.	1	1		1	2
Percentage of net revenues accounted for by top 5 end customers (2)	22.9%	25.0%		25.0%	36.3%
Number of end customers that each account for more than 10% of net revenues	0	0		0	1

(1)	Direct customers purchase products directly from the Company. These customers include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.
(2)	End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. For end customer sales data, we rely on the end customer data provided by our direct distribution and contract-manufacturing customers.

On September 7, 2005, we purchased a 99.9% share of eCERA. Beginning with the quarter ended October 1, 2005, our revenues included revenues from eCERA. For the fiscal years ended June 30, 2007 and July 1, 2006, we recorded eCERA revenue totaling $32.4 million and $22.8 million, respectively.

During fiscal 2005, our industry began to recover from depressed business conditions that had begun in 2001. Our order backlog began to grow in early 2005 and the orders that book and ship in the same quarter (“turns” orders) declined as a percentage of our total orders. In late fiscal 2005 order rates again slowed in response to an imbalance of inventory as compared with end-demand, and the percentage of turns orders again increased. In fiscal 2006, IC order rates improved, marked by a decline in the percentage of our sales represented by turns orders, and this trend continued in 2007, but we remain heavily reliant on turns orders. Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Our order backlog stood at $20.9 million as of June 30, 2007 and $14.2 million as of July 1, 2006. We expect to fulfill our backlogged orders as of June 30, 2007 within the first quarter of fiscal 2008.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances. Net revenue increased in fiscal 2007 versus 2006 primarily due to:

•	inclusion of fifty-two weeks of eCERA’s financial results in 2007 compared with only forty-three weeks of eCERA’s results being included in fiscal 2006, which added $4.8 million;

•	organic growth in eCERA’s business, which contributed $4.8 million; and

•	an increase in the number of units shipped in our core legacy product lines, which increased by $7.9 million.

For the years ended June 30, 2007 and July 1, 2006, net revenue included sales reserves for price protection and rebates in the amount of $564,000 and $416,000, respectively.

Net revenues increased in fiscal 2006 versus 2005 due to revenue contributed from the eCERA acquisition that we completed in fiscal 2006 of $22.8 million and an improvement in market conditions for our legacy products, which added $3.5 million. However, market conditions could again become more difficult as other companies compete more aggressively for business. Pricing for our higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and new product introductions and cost reductions generally offset price declines. For the years ended July 1, 2006 and July 2, 2005, net revenue included sales reserves for price protection and rebates in the amount of $416,000 and $942,000, respectively.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
China (including Hong Kong)	39.1%	28.3%	22.9%
Taiwan	23.7%	26.0%	19.8%
United States	13.0%	19.4%	21.4%
Singapore	6.5%	8.9%	12.5%
Other (less than 10% each)	17.7%	17.4%	23.4%

Total	100.0%	100.0%	100.0%

For the fiscal years ended June 30, 2007 and July 1, 2006, as compared with fiscal year 2005, the percentage of our net revenues derived from sales to China, Taiwan and the United States changed, principally because of eCERA’s operations. eCERA derives its revenue primarily from customers in Taiwan and China. In addition, we are shipping an increasing number of products to Asia where an increasing volume of contract manufacturing work occurs. We expect our future sales to continue to grow, as a percentage of net revenues, in Taiwan and China in future periods. As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to decline, as they have during fiscal 2007.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Net revenues	$123,370	$105,878	16.5%	$105,878	$79,557	33.1%
Gross profit	42,813	36,504	17.3%	36,504	28,793	26.8%
Gross profit percentage	34.7%	34.5%		34.5%	36.2%

With respect to the increase in gross profit in fiscal 2007 as compared to fiscal 2006 of $6.3 million, we attribute the increase to:

•	The inclusion of fifty-two weeks of eCERA’s operations in fiscal 2007 versus forty-three weeks included in fiscal 2006 which contributed $1.2 million;

•	eCERA’s organic sales growth, as mentioned above, which generated $1.4 million increased gross profit;

•	improved margins in eCERA’s sales which added $1.6 million in gross profit; and

•

organic sales growth in our sales of core legacy products, which added $3.3 million to gross profit, which was partially offset by a small decline in our gross profit percentage that reduced gross profit by $745,000 and an inventory return reserve in fiscal 2007 of $464,000 relating to a distributor termination.

The increase in gross profit in fiscal 2006 versus fiscal 2005 was primarily due to:

•	the inclusion of eCERA’s sales beginning September 7, 2005, which contributed $5.6 million;

•	organic growth in our core legacy products families, which provided additional gross margin of $1.3 million; and

•	a 2.9% increase in our gross margin percentage resulting from an improved product mix, which added $825,000 to gross profit.

During fiscal years 2007, 2006 and 2005, gross profits and gross margins benefited from the sale of inventory, previously valued at $497,000, $505,000 and $491,000, respectively, that we had previously identified as excess and written off.

Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower margin FCP products and our higher margin integrated circuit products. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Net revenues	$123,370	$105,878	16.5%	$105,878	$79,557	33.1%
Research and development	16,021	15,492	3.4%	15,492	15,767	(1.7)%
R&D as a percentage of net revenues	13.0%	14.6%		14.6%	19.8%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The increase of $529,000 in fiscal 2007 as compared to fiscal 2006 was primarily the result of additional stock-based compensation expense of $364,000 and increased personnel expenses of approximately $259,000.

The decrease in fiscal 2006 from fiscal 2005 was primarily because we incurred unusually significant R&D wafer fabrication and assembly charges in fiscal 2005 when Chartered closed one of its fabrication facilities. We redesigned and re-qualified a significant number of our products in fiscal 2005, recognizing incremental costs of $1.8 million that we did not incur in fiscal 2006, in order to migrate our production to another facility. We incurred $501,000 related to our adoption of SFAS 123(R) in fiscal 2006, $465,000 in expenses to continue the ramp up of research and development at our Pericom Taiwan Ltd. subsidiary and $834,000 in eCERA research and development costs from September 7, 2005 through July 1, 2006, which partially offset the decrease in wafer fabrication and assembly charges.

We believe that continued investment in research and development to develop new products and improve manufacturing processes is critical to our success and, consequently, we expect to increase research and development expenses in future periods over the long term.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Net revenues	$123,370	$105,878	16.5%	$105,878	$79,557	33.1%
Selling, general and administrative	21,878	18,490	18.3%	18,490	15,538	19.0%
SG&A percentage of net revenues	17.7%	17.5%		17.5%	19.5%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.

The expense increase of $3.4 million in fiscal 2007, as compared to fiscal 2006, is partially due to the inclusion of a full fifty-two weeks of eCERA SG&A expenses in the current year as compared to only forty-three weeks in the comparable period in the prior year, which added $439,000 to our costs. The increase was also the result of increases of $1.3 million in personnel expense, $1.1 million of audit, tax and consulting fees, primarily related to Sarbanes-Oxley 404 compliance, and $378,000 in stock-based compensation expense.

The expense increase of $3.0 million in fiscal 2006, as compared to fiscal 2005, is due to the inclusion of eCERA SG&A expense resulting from the acquisition and subsequent consolidation of eCERA financial results from September 7, 2005 through July 1, 2006, which added $2.1 million, as well as stock-based compensation expense of $730,000, which we incurred in fiscal 2006 upon our adoption of SFAS 123(R) and a gain on the sale of a building in fiscal 2005 that was included in SG&A in fiscal 2005 of $455,000. We partially offset the above increases by reducing distributor representative commissions by $461,000 through changes in our focus product commission structure and decreasing personnel expenses by $487,000 through implementation of our fiscal 2005 restructuring initiative, described below.

We anticipate that selling, general and administrative expenses will increase in future periods as we add to our support and administrative staff, particularly in sales and marketing, and as we face increasing commission expense to the extent we achieve higher sales levels. Although we recognized the majority of costs associated with compliance with Sarbanes-Oxley section 404 in fiscal 2007, we believe continuing compliance will be a significant expense. We intend to continue to focus on controlling selling, general and administrative expenses.

RESTRUCTURING CHARGE

In the year ended July 1, 2006, restructuring charges totaled $55,000, and were related to a final settlement of an outstanding claim from the February 2005 reduction in force described below.

In the year ended July 2, 2005, we recorded restructuring charges of $294,000 in connection with a reduction of 26 employee positions. The eliminated positions were mostly production related, but we also reduced positions in sales and administration as well. The intended effect of the restructuring was to continue our outsourcing program, realign our sales force to reflect geographic sales changes, our revised selling strategy and to reduce costs.

If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement further cost-cutting actions.

MINORITY INTEREST

For the year ended June 30, 2007, net minority interest in income of our consolidated subsidiaries, Pericom Taiwan Ltd. and eCERA Comtek Corporation, was $(33,000). For the years ended July 1, 2006 and July 2, 2005 net minority interest in the losses of our consolidated subsidiaries, Pericom Taiwan Ltd. and eCERA Comtek Corporation, was $99,000 and $58,000, respectively. We actively engaged in improving the operating efficiencies of our subsidiaries in fiscal 2007, resulting in the turn from losses in these units in fiscal 2006 and fiscal 2005 to profit in fiscal 2007.

INTEREST AND OTHER INCOME, NET (n/m, not meaningful)

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Net revenues	$123,370	$105,878	16.5%	$105,878	$79,557	33.1%
Interest income	5,371	3,832	39.4%	3,832	3,277	16.9%
Other income	1,089	43	n/m	43	506	n/m

Total	$6,460	$3,875		$3,875	$3,783

Interest and other income, net as a percentage of net revenues	5.2%	3.7%		3.7%	4.8%

The increase in interest income for fiscal 2007, as compared to fiscal 2006, was primarily due to increased interest rates received on investments. Other income benefited from the gain of $1.0 million resulting from the sale of 50% of an investment in a privately held semiconductor company.

Interest income increased from fiscal 2005 to fiscal 2006 due to increased interest rates partially offset by a reduction in overall invested capital. Other income decreased in 2006 due to a gain of $455,000 we recorded on the sale of a building in 2005.

INTEREST EXPENSE

Interest expense declined $212,000 or 62.0% in fiscal 2007 due to the repayment of outstanding debt during the year. Interest expense totaled $342,000 in fiscal 2006, an increase of $320,000 over fiscal 2005 primarily due to interest on debt we assumed in our purchase of eCERA.

PROVISION FOR INCOME TAXES (n/m, not meaningful)

	Fiscal Year Ended			Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change	July 1, 2006	July 2, 2005	% Change
Pre-tax income	$11,238	$5,936	89.3%	$5,936	$850	n/m
Income tax provision	2,985	1,852	61.2%	1,852	27	n/m
Effective tax rate	26.6%	31.3%		31.3%	2.9%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

For fiscal 2007 and 2006, the tax rates were significantly higher than fiscal 2005, primarily due to increased state income taxes, net of federal benefit, reduced research and development tax credits and increased foreign income taxes partially offset by the reduction in foreign losses and changes to the valuation allowance. For fiscal 2005, the tax rate was very low in comparison to statutory rates because relatively small pre-tax income of $850,000 was almost completely offset by various tax credits. A reconciliation of our tax rates for fiscal years 2007, 2006, and 2005 is detailed in Note 17 to the Consolidated Financial Statements contained in this report on Form 10-K.

In October 2003, we purchased SaRonix, LLC. Included in the purchase were certain deferred tax assets. In the initial evaluation of these assets, we concluded the assets could not be utilized so we assigned no value to them. During fiscal 2007, we determined that certain deferred tax assets acquired in the SaRonix transaction could be utilized. We calculated the value of the assets by determining the present value of certain tax savings we could realize in the future. The amount we assigned to the deferred tax assets was $1.5 million. We reduced the value of certain previously reported intangible assets by an equal and offsetting amount. Please refer to Note 7 to the Consolidated Financial Statements of this report on Form 10K for further discussion.

As stated earlier in this Annual Report on Form 10K, we purchased eCERA on September 7, 2005. Subsequent to the purchase date, the Company determined that certain of eCERA’s deferred tax assets that had been considered worthless could be utilized. This resulted in a reduction of purchased goodwill of $566,000 and intangible assets of $1.8 million to offset the increased value of the deferred tax assets. Please refer to Note 7 to the Consolidated Financial Statements of this report on Form 10K for further discussion.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES (n/m, not meaningful)

	Fiscal Year Ended				Fiscal Year Ended
(In thousands)	June 30, 2007	July 1, 2006	% Change		July 1, 2006	July 2, 2005	% Change
Equity in net income of Pericom Technology, Inc.	$477	$1,822	(73.8)%		$1,822	$46	n/m
Equity in net losses of other investees	(70)	(26)	(169.2)		(26)	—	n/m

	$407	$1,796	(77.3	) %	$1,796	$46	n/m

Equity in net income of unconsolidated affiliates is predominantly our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries. In addition, we have included in this classification other income (losses) realized from other investments accounted for under the equity method of accounting. We adopted Emerging Issues Task Force Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (“EITF 02-14”) in the quarter ended December 31, 2004. The adoption did not cause us to cease recognizing our allocated portion of the net income or losses of PTI. Our allocated portion of PTI’s results increased to a profit of $477,000 and $1.8 million in fiscal years 2007 and 2006, respectively, from a profit of $46,000 in fiscal 2005.

The decrease of $1.4 million in equity in net income of investees in fiscal 2007, as compared to fiscal 2006 is primarily due to the lower percentage at which we recouped PTI’s net income during 2007. In 2006, the Company recouped PTI’s net income at 75% as compared to 25% in 2007. We will continue to use the 25% allocation percentage until we have recouped all the losses we recognized in prior years in accordance with EITF 02-14. Once we have accomplished that, we will revert to recognizing our share of PTI’s net income at our percentage ownership level, which is currently 44.3%.

We primarily attribute the increase in equity in net income of investees in fiscal 2006 when compared to fiscal 2005 to an improvement in the markets PTI serves. Partially offsetting this improvement, we realized net losses from other investments of approximately $26,000 in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our principal sources of liquidity included cash, cash equivalents, short-term and long-term investments of approximately $131.0 million, as compared with $122.6 million as of July 1, 2006 and $143.3 million as of July 1, 2005. In fiscal 2007, we made no acquisitions of other companies; instead, we continued to assimilate acquisitions made in fiscal 2006. In fiscal 2006, we purchased 99.93% of eCERA Comtek Corporation for $14.7 million in cash. Subsequent to our purchase of eCERA, we exercised an option to acquire the remaining 50% of Azer, which we did not own, for $1.6 million in cash and $1.8 million in assumed debt.

As of June 30, 2007, we owned assets classified as cash and cash equivalents of $29.2 million as compared to $12.6 million as of July 1, 2006 and $20.9 million as of July 1, 2005. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries (“fabs”). During the 2007 fiscal year, we purchased $6.0 million of property and equipment as compared to $7.2 million and $2.8 million in fiscal

2006 and 2005, respectively. The decrease in spending on property and equipment in fiscal 2007 compared with fiscal 2006 was primarily due to reduced purchases by eCERA offset in part by an increase in spending by other Pericom entities. The significant increase in spending on property and equipment in fiscal 2006 compared with fiscal 2005 was primarily attributable to additional investment in eCERA and investments to increase production capacity within our manufacturing operations

We generated approximately $6.5 million of interest and other income during the fiscal year ended June 30, 2007 compared to $3.9 million and $3.8 million in the fiscal years ended July 1, 2006 and July 2, 2005, respectively. The increase in interest and other income in fiscal 2007 as compared with fiscal 2006 was primarily attributable to a $1.3 million increase in interest income and to a $1.0 million gain from the sale of 50% of an investment in a privately held semiconductor company. In the longer term, we may generate less interest income if our total invested balance decreases and the decrease is not offset by rising interest rates or increased cash generated from operations or other sources.

In fiscal 2007, our net cash provided by operating activities of approximately $24.1 million was a result of net income of $8.6 million, favorable changes in assets and liabilities of $8.6 million and non-cash adjustments to net income of $6.9 million. The changes in assets and liabilities primarily included a $1.9 million decrease in net inventory, a $3.5 million decrease in accounts receivable, a $2.2 million increase in accounts payable and a $1.4 million increase in other liabilities, partially offset by a $393,000 decrease in other long-term liabilities. The non-cash adjustments to net income were primarily comprised of depreciation and amortization of $6.1 million and stock based compensation of $2.1 million, partially offset by a $1.0 million gain on sales of investments in privately held companies, which is not an operating cash flow.

In fiscal 2006, our net cash provided by operating activities of approximately $12.1 million was a result of net income of $6.0 million, non-cash adjustments to net income of $4.5 million and a favorable net change in assets and liabilities of $1.6 million. The change in assets and liabilities was primarily the result of a $1.7 million decrease in inventory, a $1.5 million decrease in net deferred income tax assets, a $774,000 decrease in prepaid expenses and other current assets, a decrease in other assets of $773,000 and an increase in accrued liabilities of $625,000 partially offset by an increase in accounts receivable of $3.5 million. The non-cash adjustments to net income were primarily comprised of depreciation and amortization of $5.0 million and $1.3 million of stock based compensation partially offset by $1.8 million of non-cash equity in net income of our unconsolidated affiliates. We attribute the increase in accounts receivable to the acquisition of eCERA’s operations. The increase in stock based compensation is the result of our implementation of SFAS 123(R).

In fiscal 2005, our net cash provided by operating activities of $3.0 million was the result of net income of $927,000, non-cash adjustments to net income of $3.4 million, partially offset by an unfavorable net change in assets and liabilities of $1.3 million. The changes in assets and liabilities included an increase of $1.9 million in accounts receivable and a decrease of $1.3 million in accounts payable, partially offset by a $2.6 million decrease in inventories. The non-cash adjustments to net income were primarily comprised of depreciation and amortization of $3.6 million partially offset by a $455,000 gain on the disposal of a building held for sale. The increase in accounts receivable is the result of a decrease in the accounts receivable allowance of approximately $1.5 million due to the completion of product returns from both terminated distributors and product end of life programs. The reduction in net inventories during the fiscal year ended July 2, 2005 was largely due to inventory written off and the result of a concerted effort to reduce inventory levels to a lower level in fiscal year 2005. The decrease in accounts payable during this period was the result of routine period-to-period fluctuations.

Generally, as sales levels rise, we expect accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount. We actively manage our inventory to prevent excess and the risk of obsolescence. As a result of our efforts in managing our inventory, we have reduced our inventory levels in certain key areas each of the last three fiscal years.

In fiscal 2007, we generated cash from our investing activities in the amount of $5.8 million, which was primarily comprised of maturities of short-term investments exceeding purchases by $8.6 million and net proceeds from sales of investments of $2.0 million partially offset by purchases of property and equipment of $6.0 million.

In fiscal 2006, our net cash used in investing activities of $9.5 million was primarily due to net cash paid for the eCERA and AZER acquisitions totaling $14.6 million, net of cash received and additions to property and equipment totaling $7.2 million partially offset by maturities of short-term investments exceeding purchases by $13.2 million.

Our net cash provided by investing activities of $6.8 million in fiscal 2005 was primarily due to maturities of short-term investments exceeding purchases by $7.5 million. In addition, we sold a building in Ireland that we owned as a result of the SaRonix acquisition generating proceeds of $2.0 million. We also sold a minority interest in a subsidiary for $315,000. Partially offsetting these were purchases of property and equipment for $2.8 million.

In fiscal 2007, we used cash in financing activities of $13.2 million primarily to make principal payments on short-term and long-term debt and capital leases of $11.2 million and to repurchase common stock for $9.2 million. We partially offset these uses by selling our common stock to our employee stock plans for $4.1 million and acquiring additional short-term and long-term debt of $2.8 million.

Our cash used in financing activities in fiscal 2006 of $10.9 million was primarily to pay the principal payments on long-term debt and capital leases from the eCERA acquisition. We repurchased $6.5 million of our common stock. Partially offsetting these uses, we received proceeds from increases in short- and long-term debt at eCERA of $10.5 million and we received $2.2 million from selling common stock to our employee stock plans.

Our cash used in financing activities in fiscal 2005 of $3.0 million was primarily due to the repurchase of $3.0 million in common stock and payment of a bank loan of $1.3 million, which were partially offset by our sale of common stock to our employee stock plans for $1.3 million.

We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2001, our Board of Directors approved the repurchase of up to 2.0 million shares of our common stock. As of March 30, 2007, we had repurchased 2,000,000 shares at a cost of approximately $17.8 million. In fiscal 2007, we repurchased 628,000 shares for $6.0 million. In fiscal year 2006, we repurchased 750,000 shares for $6.5 million. In fiscal year 2005, we reacquired 348,000 shares for $3.0 million.

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2.0 million shares. We have funded our stock repurchases using our current cash balances and the sales of common stock to our employee stock plans in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ approval, we repurchased approximately 302,000 shares during the three months ended June 30, 2007, at an approximate cost of $3.1 million.

We may use a portion of our cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 30, 2007:

	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$7,514	$1,288	$2,408	$2,136	$1,682
Loans	780	392	388

Total contractual cash obligation	$8,294	$1,680	$2,796	$2,136	$1,682

We have no purchase obligations other than routine purchase orders as of June 30, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that we report unrealized gains and losses on items for which we elect the fair value option in earnings. We are required to adopt the provision of SFAS No. 159 beginning with our first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated balance sheet and the consolidated statements of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. These interpretations do not change the requirements within Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3, (“SFAS No. 154”) for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB interpretation (“FIN”) No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-3”). EITF 06-3 requires companies to disclose whether taxes (including but not limited to, sales, use, value added and some excise taxes) are reported on a gross basis (included in revenues and costs) or a net basis (excluded from revenues) in the notes to the financial statements. If the presentation is on a gross basis, EITF 06-3 requires companies to disclose the amounts of those taxes in the notes to the financial statements. EITF 06-3 requires the mandated disclosures be applied retrospectively to all periods presented, if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted and implemented EITF 06-3 at the beginning of the third quarter of fiscal year 2007. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition.

ITEM 7A.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 30, 2007, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $101.8 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. We do not expect such a scenario to occur. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the decline in the fair value of the portfolio would be approximately $10 million. On the other hand, if interest rates were to decline the effect on our portfolio would be the opposite.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar and the Japanese Yen. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $1.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report:

		Page No.

	Reports of Independent Registered Public Accounting Firms	56

	Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006	58

	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2007	59

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three fiscal years in the period ended June 30, 2007	60

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2007	61

	Notes to Consolidated Financial Statements	62

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

	The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 30, 2007, July 1, 2006 and July 2, 2005 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2007	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 2006, Deloitte & Touche LLP (“Deloitte”) informed management and the Audit Committee of Pericom Semiconductor Corporation (the “Company”) that it had resigned as the independent registered public accounting firm for the Company effective immediately.

The report of Deloitte & Touche LLP on the Company’s consolidated financial statements for the fiscal year ended July 2, 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Deloitte & Touche LLP expressed an adverse opinion in its report dated September 15, 2005 on the effectiveness of the Company’s internal control over financial reporting due to a material weakness in the Company’s controls relating to the accounting consequences arising from significant changes in the Company’s business operations.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended July 2, 2005 and through February 16, 2006, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Securities and Exchange Commission (“SEC”) Regulation S-K, except as follows: (i) in connection with its review of the Company’s interim financial information for the quarter ended December 25, 2004, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to controls over the determination of obsolescence inventory charges for a product end-of-life program; (ii) in connection with its audit of the effectiveness of the Company’s internal control over financial reporting for the year ended July 2, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting as described above; (iii) in connection with its review of the Company’s interim financial information for the quarter ended October 1, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to the process for timely evaluation and potential write-down of MRB inventory; and (iv) in connection with its review of the Company’s interim financial information for the quarter ended December 31, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to the Company’s controls over the consolidation process, including the proper accounting for the foreign currency translation of subsidiary financial statements and the review of the consolidation of subsidiary financial statements for proper classifications in the consolidated financial statements.

On April 18, 2006 the Company’s Audit Committee approved the decision to engage Burr, Pilger & Mayer LLP as its independent registered public accounting firm to audit the Company’s consolidated financial statements and internal control over financial reporting for the fiscal year ended July 1, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pericom maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Mr. Alex C. Hui, and our Chief Financial Officer, Ms. Angela Chen, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 for the purposes set forth in Rule 13a-15 due to the existence of a material weakness in internal control over financial reporting, as described below. Management understands that a material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of our identification of the material weakness described in the following section of this Annual Report on Form 10-K, we performed additional procedures to ensure that our consolidated financial statements report our financial position as of June 30, 2007 and the results of our operations and our cash flows for the year then ended in accordance with generally accepted accounting principles. Accordingly we believe that the consolidated financial statements included in this Annual Report of Form 10-K do present fairly in all material respects our financial position as of June 30, 2007 and the results of our operations and our cash flows for the year then ended in conformity with generally accepted accounting principles in the United States and does not omit any material facts or contain any untrue statement that may cause our consolidated financial statements or any of the discussion included herein to be misleading.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2) or a combination of control deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued consolidated financial statements to reflect the correction of a misstatement. We have concluded that, as of June 30, 2007, our internal control over financial reporting was ineffective based on the criteria set forth in the COSO framework due to the existence of a material weakness in internal control over financial reporting, as described below. Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, working with our external auditors, has identified a material weakness in our internal control over financial reporting that existed as of June 30, 2007. As of that date, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Because of this lack of sufficient staff, we identified a number of internal control deficiencies, which we determined were significant. In addition, our external auditors proposed audit adjustments. Because of the number and nature of these significant deficiencies, when aggregated, we concluded we had a material weakness in internal control over financial reporting at June 30, 2007. In the aggregate, these control deficiencies could result in a misstatement in our account balances or disclosures which could cause a material misstatement in the consolidated financial statements that would not be prevented or detected. We intend to remediate this material weakness by implementing a plan to review and supplement our processes and procedures, including the recruitment of additional staff with the appropriate level of depth and skill in the application of generally accepted accounting principles, reviewing our training and oversight policies and re-examining our documentation and review procedures, as soon as is reasonably practical.

Based on the discovery of the material weakness described above, our management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007, based on the COSO Framework referred to above.

Burr, Pilger & Mayer LLP, our independent registered accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The discussion above under “Management’s Annual Report on Internal Control over Financial Reporting” describes planned changes to our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

of Pericom Semiconductor Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Pericom Semiconductor Corporation (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2007, because the Company did not maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

As of June 30, 2007, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles, which resulted in a number of internal control deficiencies that were identified as being significant, as well as proposed audit adjustments identified by the audit process. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Pericom Semiconductor Corporation did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pericom Semiconductor Corporation did not maintain effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2007, and the related financial statement schedule, as of and for each of the two years in the period ended June 30, 2007, and our report dated September 20, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

September 20, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section captioned “Election of Directors” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 12, 2007, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” to be contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Option plans	4,743,210	$11.87	1,680,540
Employee stock purchase plan	—		663,910
Equity compensation plans not approved by shareholders:
SaRonix Inducement options (1)	75,486	$10.00	—

Total	4,818,696	$11.84	2,344,450

(1)	Represents options granted to former employees of SaRonix, LLC.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 of this annual report on Form 10-K.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1	Share Purchase Agreement, dated August 30, 2005, by and between Pericom Semiconductor Corporation, AKER Technology Company, Ltd. and Shi-Hsiung Stone Liu for the sale by AKER and purchase by Pericom of 39,773,792 shares of common stock representing 99.93% of the outstanding common stock of eCERA Comtek Corporation, filed as Exhibit 2.1 to the Company’s form 8-K, filed September 6, 2005 and incorporated herein by reference.

2.2	Share Purchase Agreement, dated August 30, 2005, by and between AKER Technology Company, Ltd., eCERA Comtek Corporation, and Shi-Hsiung Stone Liu for the sale by AKER and purchase by eCERA of 5,500,000 shares of common stock, representing 50% of the outstanding common stock of Azer Crystal Technology Co., Ltd. filed as Exhibit 2.1.1 to the Company’s Form 8-K, filed September 6, 2005, and incorporated herein by reference.

3.1	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.3 to the Company’s Form 10-K for the year ended July 3, 1999 and incorporated herein by reference.

3.3	Certificate of Determination of the Series D Junior Participating Preferred Shares. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002

4.1	Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002 including Form of Right Certificate attached thereto as Exhibit B. Incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed by the Registrant dated March 12, 2002

10.1*	Registrant’s 1990 Stock Option Plan, including Form of Agreement, thereunder, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 and incorporated herein by reference.

10.2*	Registrant’s 1995 Stock Option Plan, including Form of Agreement, thereunder, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 and incorporated herein by reference.

10.3	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 and incorporated herein by reference.

10.4	Pericom Technology Agreement, dated March 17, 1995 by and between the Registrant and Pericom Technology, Inc., filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 and incorporated herein by reference.

10.5*	Registrant’s 2000 Employee Stock Purchase Plan, including forms of Agreement thereunder, filed as Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended December 30, 2000 and incorporated herein by reference.

10.6*	Change of Control Agreement, filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended June 29, 2002 and incorporated herein by reference.

10.7*	Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.8	Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Registrant as Tenant, as amended, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.

10.9*	Amended and Restated 2001 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.2 to the Company’s Form 8-K, filed December 21, 2004, and incorporated herein by reference.

10.10*	Amended and Restated 2004 Stock Incentive Plan and form of agreement thereunder, attached as Exhibit 10.1 to the Company’s Form 8-K, filed January 27, 2005, and incorporated herein by reference.

10.11*	Letter Agreement, dated as of October 26, 2005, by and between the Company and Michael D. Craighead, attached as Exhibit 10.1 to the Company’s Form 8-K, filed November 1, 2005, and incorporated herein by reference.

14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics filed as Exhibit 14.1 to the Company’s form 10-K for the year ended June 26, 2004 and incorporated herein by reference.

21.1	Subsidiaries of Pericom Semiconductor Corporation

23.1	Consent of Burr, Pilger & Mayer LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte and Touche LLP Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pericom Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 30, 2007 and July 1, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) (1), as of and for the years ended June 30, 2007 and July 1, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 30, 2007 and July 1, 2006 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended June 30, 2007 and July 1, 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 20, 2007 expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting and an adverse opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

September 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pericom Semiconductor Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows of Pericom Semiconductor Corporation and subsidiaries (the “Company”) for the year ended July 2, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 15, 2005

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$29,173	$12,577
Restricted cash	—	950
Short-term investments in marketable securities	42,268	52,761
Accounts receivable:
Trade (net of allowances of $2,288 and $2,205)	17,880	20,741
Other receivables	1,741	2,565
Inventories	14,787	16,742
Prepaid expenses and other current assets	669	508
Deferred income tax assets	4,280	4,709

Total current assets	110,798	111,553
Property, plant and equipment—net	23,940	24,376
Investments in unconsolidated affiliates	9,619	9,056
Deferred income tax assets—non current	5,572	5,043
Long-term investment in marketable securities	59,574	56,297
Goodwill	1,348	1,348
Intangible assets (net of accumulated amortization of $579 and $381)	1,311	2,976
Other assets	2,073	3,037

Total assets	$214,235	$213,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$10,435
Accrued liabilities	8,718	7,243
Current portion of long term debt	392	5,756

Total current liabilities	21,663	23,434
Long term debt	388	3,482
Deferred tax liabilities	797	1,288
Other long term liabilities	3	402
Minority interest in consolidated subsidiaries	906	969

Total liabilities	23,757	29,575

Commitments (Note 12)
Shareholders’ equity:
Common stock and paid in capital – no par value, 60,000,000 shares authorized; shares outstanding: June 30, 2007, (25,838,000); July 1, 2006, (26,061,000)	135,887	138,483
Retained earnings	55,149	46,522
Accumulated other comprehensive loss net of tax	(558)	(894)

Total shareholders’ equity	190,478	184,111

Total liabilities and shareholders’ equity	$214,235	$213,686

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenues	$123,370	$105,878	$79,557
Cost of revenues	80,557	69,374	50,764

Gross profit	42,813	36,504	28,793

Operating expenses:
Research and development	16,021	15,492	15,767
Selling, general and administrative	21,878	18,490	15,538
Restructuring charge	—	55	294

Total operating expenses	37,899	34,037	31,599

Income (loss) from operations	4,914	2,467	(2,806)
Interest and other income, net	6,460	3,875	3,783
Interest expense	(130)	(342)	(22)
Other than temporary decline in the value of investments	(6)	(64)	(105)

Income before income taxes	11,238	5,936	850
Income tax provision	2,985	1,852	27
Minority interest in loss (income) of consolidated subsidiaries	(33)	99	58
Equity in net income of unconsolidated affiliates	407	1,796	46

Net income	$8,627	$5,979	$927

Basic income per share	$0.33	$0.23	$0.04

Diluted income per share	$0.32	$0.22	$0.03

Shares used in computing basic income per share	26,058	26,254	26,476

Shares used in computing diluted income per share	26,669	26,994	27,188

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCES, June 26, 2004	26,474	$142,607	$39,683	$(393)	$181,897
Net income	—	—	927	—	927
Unrealized loss on investments	—	—	—	(416)	(416)
Currency translation gain	—	—	—	128	128

Total comprehensive income					639

Issuance of common stock under employee stock plans	231	1,294	—	—	1,294
Tax benefit resulting from stock option transactions	—	320	—	—	320
Repurchase and retirement of common stock	(348)	(2,988)	—	—	(2,988)

BALANCES, July 2, 2005	26,357	141,233	40,610	(681)	181,162
Net income	—	—	5,979	—	5,979
Unrealized loss on investments	—	—	—	(211)	(211)
Currency translation loss	—	—	—	(2)	(2)

Total comprehensive income					5,766

Stock dividend	—	—	(67)	—	(67)
Issuance of common stock under employee stock plans	454	2,248	—	—	2,248
Stock based compensation expense	—	1,323	—	—	1,323
Tax benefit resulting from stock option transactions	—	184	—	—	184
Repurchase and retirement of common stock	(750)	(6,505)	—	—	(6,505)

BALANCES, July 1, 2006	26,061	138,483	46,522	(894)	184,111
Net income	—	—	8,627	—	8,627
Unrealized loss on investments	—	—	—	624	624
Currency translation loss	—	—	—	(288)	(288)

Total comprehensive income					8,963

Issuance of common stock under employee stock plans	707	4,145	—	—	4,145
Stock based compensation expense	—	2,119	—	—	2,119
Tax benefit resulting from stock option transactions	—	309	—	—	309
Repurchase and retirement of common stock	(930)	(9,169)	—	—	(9,169)

BALANCES, June 30, 2007	25,838	$135,887	$55,149	$(558)	$190,478

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,627	$5,979	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,108	5,003	3,586
Stock based compensation	2,119	1,323	—
Excess tax benefit on stock based compensation plan	(163)	(136)	—
Other than temporary decline in the value of investments	6	64	105
Gain on investments in trading securities	(45)	(51)	(51)
(Gain) loss on disposal of assets	(72)	8	—
Gain on disposal of building held for sale	—	—	(455)
Gain on sale of investments in privately held companies	(1,002)	—	—
Equity in net income of unconsolidated affiliates	(407)	(1,796)	(46)
Minority interest in consolidated subsidiaries net income (loss)	33	(99)	(58)
Tax benefit resulting from stock option transactions	309	184	321
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	3,548	(3,489)	(1,893)
Inventories	1,878	1,701	2,552
Prepaid expenses and other current assets	(124)	774	54
Investments in unconsolidated affiliates	(17)	122	—
Net deferred income tax assets	178	1,482	(352)
Other assets	(42)	773	—
Accounts payable	2,189	(390)	(1,254)
Accrued liabilities	1,400	625	(502)
Other long-term liabilities	(393)	6	68

Net cash provided by operating activities	24,130	12,083	3,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,987)	(7,187)	(2,770)
Net proceeds from sale of property and equipment	251	97	—
Net proceeds from sale of building held for sale	—	—	2,005
Net proceeds from sale of investments in privately held companies	2,004	103	(67)
Purchase of available for sale investments	(448,605)	(729,259)	(447,913)
Maturities and sales of available for sale investments	457,218	742,429	455,413
Cash paid for eCERA acquisition, net of cash received	—	(13,064)	—
Cash paid for Azer acquisition, net of cash received	—	(1,488)	—
Cash used in the investment of Pericom Electronics Hong Kong Ltd.	—	(172)	—
Change in restricted cash balance	950	(950)	—
Increase in investment in PTI	—	—	(192)
Sale of minority interest	—	—	315

Net cash provided by (used in) investing activities	5,831	(9,491)	6,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	4,145	2,248	1,294
Proceeds generated from sale of stock to minority interest	—	734	—
Excess tax benefit on stock based compensation	163	136	—
Proceeds from short-term and long-term debts	2,789	10,506	—
Payment of bank loan	—	—	(1,251)
Principal payments on long-term debt and capital leases	(11,175)	(18,006)	(40)
Repurchase of common stock	(9,169)	(6,505)	(2,988)

Net cash used in financing activities	(13,247)	(10,887)	(2,985)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(118)	(30)	128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,596	(8,325)	6,936
CASH AND CASH EQUIVALENTS:
Beginning of year	12,577	20,902	13,965

End of year	$29,173	$12,577	$20,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$1,251	$61	$13
Cash paid during the year for interest	$152	$370	$1

See notes to consolidated financial statements

PERICOM SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2007, JULY 1, 2006 AND JULY 2, 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company”) was incorporated in June 1990 in the state of California. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits (“IC’s”) and frequency control products (“FCP”s) used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiary, Pericom Semiconductor (HK) Limited as well as its two majority owned subsidiaries, SaRonix-eCERA Corporation and Pericom Taiwan Limited Corporation. The Company eliminates all significant intercompany balances and transactions in consolidation.

FISCAL PERIOD – All periods presented include 52 weeks except for fiscal year 2005, which has 53 weeks. For purposes of reporting our financial results, our fiscal years end on the Saturday closest to the end of June.

CASH EQUIVALENTS – The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES – The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs. The Company classifies trading securities as current assets and its available-for-sale securities as current or noncurrent based on each security’s attributes. At June 30, 2007, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

Available for Sale Securities:

	As of June 30, 2007
(In thousands)	Amortized Cost	Net Unrealized Losses	Fair Market Value
Corporate bonds and notes	$24,892	$(114)	$24,778
Government securities	35,805	(214)	35,591
Asset / mortgage backed securities	38,450	(200)	38,250
Time deposits and CDs	304	—	304

	$99,451	$(528)	$98,923

	As of July 1, 2006
(In thousands)	Amortized Cost	Net Unrealized Losses	Fair Market Value
Corporate bonds and notes	$40,471	$(643)	$39,828
Government securities	32,774	(638)	32,136
Asset / mortgage backed securities	33,430	(524)	32,906
Time Deposits and CDs	72	—	72

	$106,747	$(1,805)	$104,942

Trading Securities:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006
(In thousands)	Net Unrealized Gains (Loss)	Fair Market Value	Net Unrealized Gains (Loss)	Fair Market Value
Corporate bond and note funds	$(37)	$474	$(46)	$4,116
Other funds	37	2,445	—	—

Total Trading Securities	$—	$2,919	$(46)	$4,116

The following table shows the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	Securities in Portfolio with Unrealized Losses at June 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Corporate bonds and notes	$6,166	$45	$9,896	$90	$16,062	$135
Government securities	13,017	43	17,118	187	30,135	230
Asset/mortgage backed securities	21,609	106	9,577	105	31,186	211

	$40,792	$194	$36,591	$382	$77,383	$576

	Securities in Portfolio with Unrealized Losses at July 1, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Corporate bonds and notes	$11,641	$129	$28,187	$514	$39,828	$643
Government securities	6,685	150	24,672	489	31,357	639
Asset/mortgage backed securities	13,914	152	16,852	373	30,766	525

	$32,240	$431	$69,711	$1,376	$101,951	$1,807

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The Company reports unrealized gains and losses on its “available-for-sale” securities in other comprehensive income in shareholders equity, while it records unrealized gains and losses on trading securities in its consolidated statement of operations.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of June 30, 2007, July 1, 2006 and July 2, 2005:

(in thousands)	June 30, 2007	July 1, 2006
One year or less	$19,760	$51,297
Between one and three years	32,878	43,694
Greater than three years	49,204	14,067

	$101,842	$109,058

In fiscal 2007, 2006 and 2005 realized gains (losses) on available-for-sale securities were $21,000, ($16,000) and $125,000, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – The Company computes its allowance for doubtful accounts using a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to the Company, reducing the net recognized receivable to the amount the Company reasonably believes it will collect. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience.

INVENTORIES – For our SiliconConnect, SiliconSwitch, SiliconInterface, SiliconClock and certain FCP families of products we record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

We record the inventories of the remainder of our FCP products at the lower of weighted-average cost or market value. Weighted average cost is comprised of average manufacturing costs weighted by the volume produced in each production run. We define market value as the net realizable value for our finished goods and replacement cost for raw materials and work in process.

We consider raw material inventory slow moving and we write it down to zero if it has not moved in 365 days. For assembled devices, we disaggregate the inventory by part number. We compare the quantities on hand in each part number category to the quantity we shipped in the previous twelve months, the quantity in backlog and to the quantity we expect to ship in the next twelve months. We write down to zero the value of each quantity on hand that is in excess of the lesser of the three comparisons. We believe our method of evaluating our inventory fairly represents market conditions.

We consider the material written-off to be available for sale. We do not revalue the written off inventory should market conditions change or if a market develops for the obsolete inventory. In the past, we have sold obsolete inventory that we have previously written off as worthless. Refer to the Gross Profit discussion in this Item 7 of our annual report on Form 10K for further discussion of sales of our obsolete inventory.

PROPERTY, PLANT AND EQUIPMENT – The Company states its property, plant and equipment at cost. Cost includes purchase cost, applicable taxes, freight, installation costs and interest incurred in the acquisition of any asset that requires a period of time to make it ready for use. We compute depreciation and amortization using the straight-line method over estimated useful lives of three to eight years except for buildings, which we depreciate using the straight-line method over 35 years. We depreciate leasehold improvements over the shorter of the lease term or the improvement’s estimated useful life. In addition, we capitalize the cost of major replacements, improvements and betterments, while we expense normal maintenance and repair.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES – The Company holds ownership interests in various investees. Our ownership in these affiliates varies from 20% to approximately 49%. We classify these investments as investments in unconsolidated affiliates in our consolidated balance sheets. The Company accounts for long-term investments in companies in which it has an ownership share larger than 20% and in which it has significant influence over the activities of the investee using the equity method. We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss. We eliminate all intercompany transactions in accounting for our equity method investments.

OTHER ASSETS – The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, assets held for sale and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 30, 2007 and determined that no impairment existed. The Company carries assets held for sale and deposits at the lower of the assets’ carrying amount or fair value less costs to sell.

LONG-LIVED ASSETS – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company will recognize an impairment loss as the amount of the difference between carrying value and fair value as determined by discounted cash flows.

INCOME TAXES – The Company accounts for income taxes following the Financial Accounting Standards Board’s (“FASB”s) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”) which requires an asset and liability approach to recording deferred taxes. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION – The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities of $(288,000) and $(2,000) in fiscal 2007 and 2006, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive loss net of tax, a component of shareholders’ equity. Net gains arising from transactions denominated in currencies other than the functional currency were $281,000, $147,000 and $57,000 in fiscal 2007, 2006 and 2005 respectively, and are included in interest and other income, net.

STOCK-BASED COMPENSATION – Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On July 3, 2005 (first day of fiscal 2006), the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized subsequent to July 3, 2005 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of July 2, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the Company has not restated the Company’s results of operations and financial position for prior periods. See Note 14 for further discussion of stock-based compensation.

In the Company’s pro forma disclosure prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As required under SFAS 123(R), the Company presents the pro forma net income (loss) and earnings (loss) per share for the year ended July 2, 2005 in the table below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense:

(Amounts in thousands, except per share data)	For the year ended July 2, 2005
Net income as reported	$927
Deduction: total stock-based employee compensation expense determined under the fair value method, net of tax	(7,432)

Net loss – pro forma	$(6,505)

Basic earnings per share – as reported	$0.04

Basic loss per share – pro forma	$(0.25)

Diluted earnings per share – as reported	$0.03

Diluted loss per share – pro forma	$(0.25)

REVENUE RECOGNITION – The Company recognizes revenue from the sale of its products in conformity with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, (“SAB No. 104”). Accordingly, the Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The sales price is fixed or determinable; and

•	Collectibility is reasonably assured.

Generally, the Company meets these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time. In addition, the Company estimates and records provisions for future returns and other charges against revenue at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”).

The Company sells products to large, domestic distributors at the price listed in its price book for that distributor. At the time of sale the Company books a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The Company offsets the sales reserve against revenues producing the net revenue amount reported in the consolidated statements of operations.

The market price for the Company’s products can be significantly different from the book price at which the Company sold the product to the distributor. When the market price, as compared to the Company’s original sales price, of a particular distributor’s sales opportunity to their own customer would result in low or negative margins for our distributor, the Company negotiates a ship from stock and debit with the distributor. Management analyzes the Company’s SSD history to develop current SSD rates that form the basis of the SSD sales reserve recorded each period. The Company obtains the historical SSD rates from its internal records.

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at the Company’s listed book price. Asian distributors typically buy the Company’s product at less than standard price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month the Company records a sales reserve for the estimated stock rotation privilege earned by the distributors that month. This reserve is the sum of the products of each distributor’s net purchases in the current month times their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. Management reviews these requests and, if approved, the Company prepares a RMA. The Company is only obligated to accept defective parts returns. To accommodate the Company’s customers, the Company may approve particular return requests, even though it is not obligated to do so. Each month the Company records a sales reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and the Company can frequently resell returned parts to other customers for use in other applications.

The Company grants price protection solely at the discretion of Pericom management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall thus reducing SSD rates. Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom general management reviews and approves or disapproves these proposals. If a particular price protection arrangement is approved, the Company estimates the dollar impact based on the sales price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. The Company records a sales reserve in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

At the discretion of Pericom management, the Company may offer rebates on specific products sold to specific end customers. The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing the Company charges its distributor customers. The Company records the rebate at the time of shipment.

Pericom typically grants payment terms of between 30 and 60 days to its customers. The Company’s customers generally pay within those terms. The Company grants relatively few customers sales terms that include cash discounts. When customers pay the Company’s invoices, they may claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, the Company processes the requests against the prior approvals, as described in the paragraphs above.

The revenue the Company records for sales to its distributors is net of estimated provisions for these programs. When determining this net revenue, the Company must make significant judgments and estimates. The Company bases its estimates on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and the Company’s estimates. The Company’s financial condition and operating results depend on its ability to make reliable estimates and Pericom believes that such estimates are reasonable.

ACCOUNTING FOR SALES TAXES IN NET REVENUES – The Company reports sales taxes collected on sales of the Company’s products as a component of net revenues and as an expense in selling, general and administrative in the consolidated statements of operations. The amount is immaterial in the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

PRODUCT WARRANTY – The Company offers a standard one-year product replacement warranty. In the past, the company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time management decides to accept the return. Because of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

SHIPPING COSTS – We charge shipping costs to cost of revenues as incurred.

CONCENTRATION OF CREDIT RISK AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES – The Company primarily sells its products to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses. The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations:

•	advances and trends in new technologies;

•	competitive pressures in the form of new products or price reductions on current products;

•	changes in product mix;

•	changes in the overall demand for products and services offered by the Company;

•

changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with having a concentration of a few suppliers;

•	risks associated with changes in domestic and international economic and/or political conditions or regulations;

•	availability of necessary components; and

•	the Company’s ability to attract and retain employees necessary to support its growth.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenues	Accounts Receivable
June 30, 2007	Customer 1	13%	9%
	All others	87	91

		100%	100%

July 1, 2006	Customer 1	11%	9%
	All others	89	91

		100	100

July 2, 2005	Customer 1	14%	15%
	Customer 2	14	11
	Customer 3	8	11
	All others	64	63

		100%	100%

The Company maintains cash, cash equivalents and short- and long-term investments with various high credit quality financial institutions. The Company has designed its investment policy to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that manage its investments. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of securities to the extent of the amounts reported in the consolidated balance sheets. To date, the Company has not incurred material losses related to these investments.

RECENTLY ISSUED ACCOUNTING STANDARDS – In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the Company elects the fair value option be reported in earnings. Pericom is required to adopt the provision of SFAS No. 159 beginning with the first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. The Company’s management is currently evaluating the impact that SFAS No. 159 will have on the consolidated balance sheet and the consolidated statements of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company’s management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”) regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. These interpretations do not change the requirements within SFAS No. 154, Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3, (“SFAS No. 154”) for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB interpretation (“FIN”) No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated balance sheet and the consolidated statements of operations and cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-3”). EITF 06-3 requires companies to disclose whether taxes (including but not limited to, sales, use, value added and some excise taxes) are reported on a gross basis (included in revenues and costs) or a net basis (excluded from revenues) in the notes to the financial statements. If the presentation is on a gross basis, EITF 06-3 requires companies to disclose the amounts of those taxes in the notes to the financial statements. EITF 06-3 requires the mandated disclosures be applied retrospectively to all periods presented, if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted and implemented EITF 06-3 at the beginning of the third quarter of fiscal year 2007. The adoption did not have a material effect on the Company’s consolidated results of operations or financial condition.

RECLASSIFICATIONS – The Company has made certain reclassifications to conform prior year amounts to the current year’s presentation. The reclassifications had no impact on previously reported total assets, total shareholders’ equity or net income.

EARNINGS PER SHARE – The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended June 30, 2007 is as follows:

	Year Ended
(In thousands, except for per share data)	June 30, 2007	July 1, 2006	July 2, 2005
Net income	$8,627	$5,979	$927

Computation of common shares outstanding – basic earnings per share:
Weighted average common stock	26,058	26,254	26,476

Basic earnings per share	$0.33	$0.23	$0.04

Computation of common shares outstanding – diluted earnings per share:
Weighted average common stock	26,058	26,254	26,476
Dilutive options using the treasury stock method	611	740	712

Shares used in computing diluted earnings per share	26,669	26,994	27,188

Diluted earnings per share	$0.32	$0.22	$0.03

Options to purchase 2.8 million, 3.8 and 3.9 million shares of common stock were outstanding as of June 30, 2007, July 1, 2006 and July 2, 2005, respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

2. OTHER RECEIVABLES

Other receivables consist of:
	As of
(in thousands)	June 30, 2007	July 1, 2006
Interest receivable	$770	$972
Other accounts receivable	971	1,593

	$1,741	$2,565

3. INVENTORIES

Inventories consist of:

	As of
(in thousands)	June 30, 2007	July 1, 2006
Finished goods	$4,570	$5,062
Work-in-process	4,057	4,220
Raw materials	6,160	7,460

	$14,787	$16,742

The Company considers raw material inventory obsolete and it writes it off if the raw material has not moved in 365 days. The Company considers assembled devices excessive and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of June 30, 2007, the Company had $8,316,000 of written-off inventory as compared to $8,543,000 at July 1, 2006. The Company attributes this overall reduction of approximately $227,000 in obsolete inventory between the fiscal year ended June 30, 2007 and the fiscal year ended July 1, 2006 to physically scrapping products that were previously written-off, partially offset by additional write-offs.

4. PROPERTY, PLANT AND EQUIPMENT – NET

Property, plant and equipment – net consists of :
	As of
(in thousands)	June 30, 2007	July 1, 2006
Machinery and equipment	$28,648	$27,492
Computer equipment and software	13,678	12,020
Building	3,374	3,345
Land	2,528	2,548
Furniture and fixtures	897	869
Leasehold improvements	755	736
Vehicles	52	52

Total	49,932	47,062
Accumulated depreciation and amortization	(27,764)	(23,092)
Construction-in-progress	1,772	406

Property and equipment – net	$23,940	$24,376

Depreciation expense for the years ended June 30, 2007, July 1, 2006 and July 2, 2005 was $6.0 million, $4.8 million and $3.5 million, respectively.

5. OTHER ASSETS

Other assets consist of:
	As of
(in thousands)	June 30, 2007	July 1, 2006
Investments in privately held companies	$1,649	$2,716
Assets held for sale	—	5
Deposits	306	223
Other	118	93

Total	$2,073	$3,037

The Company has investments in certain privately held companies, which it accounts for under the cost method. The Company reports the carrying amount these investments, totaling approximately $1.6 million and $2.7 million at June 30, 2007 and July 1, 2006, respectively, in other assets. During the fiscal year ended June 30, 2007, the Company sold 50% of an investment in a privately held semiconductor company, realizing approximately $1.0 million gain. The Company reviews these investments for impairment on a periodic basis. The Company did not write off any material investments during 2007 or 2006.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated investments is comprised of the following:

	As of the Year Ended
(in thousands)	June 30, 2007	July 1, 2006
Pericom Technology, Inc.	$8,230	$7,754

Others	1,389	1,302

Total	$9,619	$9,056

The Company has an approximate 44% ownership interest in Pericom Technology, Inc. (“PTI”). Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. At June 30, 2007 and July 1, 2006, the Company's carrying value of the investment in PTI exceeded the underlying equity in the net assets of PTI by $859,000 and $1.3 million, respectively. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China (“China”). The Company purchased $116,000, $125,000, and $383,000 in goods and services from PTI during the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively. PTI owed the Company $121,000, $349,000 and $57,000 at June 30, 2007, July 1, 2006 and July 2, 2005, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at June 30, 2007 and July 1, 2006 is as follows:

(in thousands)	June 30, 2007	July 1, 2006
Total assets	$17,775	$15,616
Total liabilities	1,136	1,275
Total equity	16,639	14,341

Revenue	11,333	12,513
Cost of revenues	5,143	5,557

Gross profit	6,190	6,956

Expenses	5,036	4,842

Operating income	1,154	2,114
Interest and other income	845	485
Tax provision	97

Net income	$1,902	$2,599

In 2006, the Company recouped PTI’s net income at 75% as compared to 25% in 2007. The change in percentages at which we recognize our proportionate share in the income of PTI is due to the percentages of ownership we hold in successive rounds of financing of PTI in which we participated. As the losses attributable to each round are recovered, we apply the percentage related to the next round of financing. We will continue to use the 25% allocation percentage until we have recouped all the losses we recognized in prior years in accordance with EITF 02-14. Once we have accomplished that, we will revert to recognizing our share of PTI’s net income at our percentage ownership level, which is currently 44.3%.

We hold ownership interests in various other privately held companies. Our ownership in these affiliates varies from 20% to approximately 49%. For those companies in which we own more than 20% and in which we have the ability to exercise significant influence on their operations, we value our investment using the equity method of accounting.

7. BUSINESS COMBINATIONS

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The Company purchased eCERA and its fifty percent-owned subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”), to ensure availability of FCPs to meet customer demand as well as to drive cost efficiencies. The purchase price for eCERA, including net cash consideration of $14.7 million and assumed liabilities of approximately $19.7 million, totaled approximately $34.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining fifty percent of eCERA’s crystal blank manufacturing subsidiary, Azer. The Company exercised this right for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and its subsidiary, Azer, have been key suppliers of quartz crystal blanks and crystal oscillator products for the Company’s FCP line.

The Company has included the results of operations of eCERA and Azer from the dates of acquisition in the Company’s consolidated financial statements. The Company recorded the assets acquired and liabilities assumed at the date of the acquisition at estimated fair values as determined by management. The Company based the fair values of intangible assets acquired using appropriate application of the income, market, and cost approaches and the determined the fair value of tangible assets acquired and liabilities assumed using estimates of current replacement cost, present value of amounts to be collected in the future and other techniques. The Company allocated the purchase price of eCERA as follows:

	Purchase Price Allocation
(in thousands)	Revised	Deferred Tax Adjustment	Original
Current assets	$16,846	$998	$15,848
Property and equipment	14,646	—	14,646
Other assets	2,594	1,407	1,187
Goodwill	—	(566)	566
Other intangible assets subject to amortization :
Trade name	40	(238)	278
Core developed technology	160	(950)	1,110
Customer relationships	111	(651)	762

Total assets acquired	34,397	—	34,397

Current liabilities	(12,269)	—	(12,269)

Long-term liabilities	(7,414)	—	(7,414)

Total liabilities assumed	(19,683)	—	(19,683)

Minority interest	(10)	—	(10)

Net assets acquired	$14,704	$—	$14,704

Subsequent to the purchase date, the Company determined that certain of eCERA’s deferred tax assets that had been considered worthless could be utilized. This conclusion resulted in a reduction of purchased goodwill of $566,000 and intangible assets of $1.8 million to offset the increased value of the deferred tax assets.

In connection with the Company’s acquisition of Azer, the Company recorded $22,000 of goodwill.

The following unaudited pro forma information shows the results of operations for the fiscal years ended July 1, 2006 and July 2, 2005 as if the eCERA acquisition occurred on the first day of the fiscal year ended July 2, 2005, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is illustrative and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

	Fiscal Year Ended
Unaudited pro-forma information (in thousands except per share amounts):	July 1, 2006	July 2, 2005
Net revenue	$110,555	$102,668
Net income	6,216	1,082

Basic income per share	$0.24	$0.04

Diluted income per share	$0.23	$0.04

Acquisition of SaRonix, LLC

On October 1, 2003, the Company purchased SaRonix, LLC. Included in the purchase were certain deferred tax assets. In the initial evaluation of these assets, management concluded the assets could not be utilized so the Company assigned no value to them. During fiscal 2007, the Company determined that certain deferred tax assets acquired in the SaRonix transaction could be utilized. The Company calculated the value of the assets by determining the present value of certain tax savings the Company could realize in the future. The amount the Company assigned to the deferred tax assets was $1.5 million. In accordance with SFAS No. 109, Accounting for Income Taxes, the fair value of the deferred tax assets are reported on the consolidated balance sheets at June 30, 2007, with a corresponding offset to intangible assets. The following table illustrates the Company’s initial allocation of the purchase price and changes the Company made during fiscal 2007:

	Purchase Allocation
	Revised 2007	Deferred Tax Adjustment	Original 2003
(in thousands)
Current assets (includes deferred tax assets)	$8,471	$1,466	$7,005
Property and equipment	1,173	—	1,173
Building held for sale	1,532	—	1,532
Other assets (includes deferred tax assets)	616	—	616
Other intangible assets subject to amortization:
Customer backlog	320	—	320
Core developed tech	767	(422)	1,189
In-process research and development	360	—	360
Supplier relationship	399	(502)	901
Trade name	415	(542)	957

Total assets acquired	14,053	—	14,053
Current liabilities	(4,422)	—	(4,422)

Total liabilities assumed	(4,422)		(4,422)

Net assets acquired	$9,631	$—	$9,631

8. PURCHASED INTANGIBLE ASSETS

The Company’s purchased intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	June 30, 2007			July 1, 2006
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Supplier relationships	$111	$(67)	$44	$111	$(30)	$81
Trade name	40	(10)	30	40	(5)	35
Core development technology	927	(488)	439	1,349	(346)	1,003
SaRonix supplier relationship	399	(13)	386	901	—	901

Total amortizable purchased intangible assets	1,477	(578)	899	2,401	(381)	2,020

SaRonix trade name (indefinite life)	415	—	415	957	—	957
Foreign Exchange Effect	(2)	(1)	(3)	(1)	—	(1)

Total purchased intangible assets	$1,890	$(579)	$1,311	$3,357	$(381)	$2,976

Amortization expense related to finite-lived purchased intangible assets was approximately $198,000 in fiscal 2007, $173,000 in fiscal 2006 and $119,000 in fiscal 2005.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets, in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 30, 2007 or July 1, 2006. However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade name, and core developed technology, which have remaining weighted average useful lives of approximately eight years. In fiscal 2007, the Company reviewed the SaRonix supplier relationship, determining that it had a finite life of six years and should be amortized over that expected useful life. We expect our future amortization expense over the next five years associated with these assets to be:

(in thousands)	2008	2009	2010	2011	2012
Expected amortization-eCERA	$65	$35	$29	$29	$29
Expected amortization-SaRonix	116	116	116	116	116

	$181	$151	$145	$145	$145

9. ACCRUED LIABILITIES

Accrued liabilities consist of:

	As of
(in thousands)	June 30, 2007	July 1, 2006
Accrued compensation	$4,515	$3,953
Accrued income tax	2,159	1,269
External sales representative commissions	832	686
Other accrued expenses	1,212	1,335

	$8,718	$7,243

10. DEBT

The current portion of long-term debt and long-term debt as reported in the consolidated balance sheet as of June 30, 2007 is comprised of and is due in future periods as follows:

(in thousands)	Annual Interest Rate	Total due and Outstanding	Due in Fiscal 2008	Due in Fiscal 2009
Bank Loan - eCERA	3.10%	$780	$392	$388

As part of the acquisition of eCERA discussed in Note 7, the debt obligation assumed by the Company in the transaction totaled $14.9 million and consisted of long-term debt and short-term lines of credit. The Company repaid the lines of credit during 2007. The remaining debt of $780,000 as of June 30, 2007 consists of $392,000 classified as the current portion of long-term debt and $388,000 classified as long-term debt. The debt carries a variable interest rate of 1.3% over the 90 Day Secondary Markets Telerate benchmark and is payable in New Taiwan Dollars in quarterly installments of principal and monthly installments of interest.

11. RESTRICTED CASH

As part of the acquisition of eCERA in fiscal year 2006, the Company assumed debt obligations that contained covenants requiring the Company to maintain a minimum cash balance to support repayment of the debt. At July 1, 2006, the Company maintained $950,000 in compensating cash balances with the lender. The Company designated this balance as restricted cash in the consolidated balance sheet. The lender removed this restriction in 2007.

12. COMMITMENTS

BUILDING LEASE

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments at June 30, 2007 are as follows:

	Fiscal Year Ending
(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease payments	$1,288	$1,255	$1,153	$1,052	$1,084	$1,682	$7,514

Rent expense during the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005 was $1.7 million, $1.7 million and $1.6 million, respectively.

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income (loss), net unrealized gains (losses) on available-for-sale investments and changes in translation gains at a consolidated subsidiary. The components of other comprehensive income and related tax effects were as follows:

	Years Ended
(in thousands)	June 30, 2007	July 1, 2006	July 2, 2005
Net income	$8,627	$5,979	$927
Change in unrealized gain (loss) on securities available for sale	1,329	(357)	(512)
Income tax effect	(684)	136	135
Reclassification adjustment for gains on available for sale securities included in net income (loss)	(21)	16	(65)
Income tax effect	—	(6)	26
Translation gain (loss)	(288)	(2)	128

Other comprehensive income	$8,963	$5,766	$639

14. SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 30, 2007, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At June 30, 2007 the Company had five stock option plans and one employee stock purchase plan, including the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan (2001 Plan), SaRonix acquisition stock option plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan (“ESP Plan”). The Company’s aggregate compensation cost for the fiscal year ended June 30, 2007 totaled $2.1 million. The Company recognized $513,000 and $26,000 in income tax benefit in the consolidated statement of operations for the years ended June 30, 2007 and July 1, 2006, respectively, related to the Company’s share-based compensation arrangements. The impact from the adoption of SFAS 123(R) for the fiscal years ended June 30, 2007 and July 1, 2006 was a reduction in net income of $1.6 million and $1.3 million, respectively or a reduction of $0.06 and $0.05 per basic and diluted share, respectively.

Under the Company’s 2004, 2001, 1995 and 1990 stock option plans and the SaRonix acquisition stock option plan, the Company has reserved 6.5 million shares of common stock as of June 30, 2007 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options.

The Company may grant options at the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

The Company estimates the fair value of each employee option on the date of grant using the Black-Scholes option valuation model and expenses that value as compensation using a straight-line method over the option’s vesting period, which corresponds to the requisite employee service period. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes represent predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding periods and option forfeitures. The Company bases the risk-free interest rate for periods within the contractual life of the option upon the U.S. Treasury yield.

The following table lists the assumptions the Company used to value stock options:

	June 30, 2007	July 1, 2006	July 2, 2005
Expected life	4.88-4.93 years	1.5-5.75 years	5.9 years
Risk-free interest rate	4.56-4.79%	4.03-4.99%	3.49-3.88%
Volatility range (low/high)	46%-48%	38%-40%	33%-37%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of June 26, 2004 and changes during the three fiscal years ended June 30, 2007:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Options outstanding at June 26, 2004	5,550	$11.92	$11.7
Options granted (weighted average fair value of $3.49 per share)	654	8.44
Options exercised	(86)	2.88
Options forfeited or expired	(575)	13.36

Options outstanding at July 2, 2005	5,543	11.50	18.7
Options granted (weighted average fair value of $2.96 per share)	702	8.46
Options exercised	(313)	4.13
Options forfeited or expired	(655)	12.33

Options outstanding at July 1, 2006	5,277	11.43	16.5
Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97

Options outstanding at June 30, 2007	4,818	$11.84	$10.2

At June 30, 2007, 1,680,540 shares were available for future issuance under the option plans. The aggregate intrinsic value of options exercised during the year ended June 30, 2007 was $2.5 million. The number, aggregate intrinsic value, weighted-average contractual term and weighted-average exercise price of options vested and expected to vest as of June 30, 2007 was 4.6 million, $9.6 million, 4.68 years and

$11.99, respectively. The number, aggregate intrinsic value, weighted-average contractual term and weighted-average exercise price of options that are currently exercisable as of June 30, 2007 was 3.8 million, $8.0 million, 3.91 years and $12.60, respectively. The Company has unamortized stock-based compensation expense related to exercisable options of $3.5 million, which will be amortized to expense over a weighted average period of 2.8 years.

Additional information regarding options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding as of 6/30/07	Weighted Ave. Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of 6/30/07	Weighted Average Exercise Price
$ 2.00 $ 7.87	1,052,489	3.05	$4.83	855,415	$4.13
$ 7.88 $ 8.88	991,907	7.23	$8.37	578,191	$8.38
$ 8.94 $ 11.50	1,126,703	6.69	$10.64	746,136	$10.92
$ 11.59 $ 17.47	992,750	3.72	$14.40	987,750	$14.42
$ 17.50 $ 37.22	654,200	2.75	$26.56	654,200	$26.56

$ 2.00 $ 37.22	4,818,049	4.86	$11.84	3,821,692	$12.60

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company has reserved 2.1 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan to be released at management’s discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2007, 2006, and 2005, the Company issued 146,000, 141,000 and 145,000, shares of common stock under the Stock Purchase Plan at weighted average prices of $6.83, $6.79 and $7.20, respectively. The weighted average fair value of the fiscal 2007, 2006 and 2005 awards were $2.49, $2.11 and $3.49 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. The Company bases volatility on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate the expected holding period and expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

	June 30, 2007	July 1, 2006	July 2, 2005
Expected life	13.5 months	13.5 months	3 months
Risk-free interest rate	4.98-5.08%	3.83-4.94%	1.5-2.9%
Volatility range (low/high)	41%-42%	35%-39%	30%-37%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 30, 2007:

Employee Stock Purchase Plan

	Shares	Weighted Average Purchase Price
Beginning Available	809,563
Purchases	(145,653)	$6.83

Ending Available	663,910

At June 30, 2007, the Company has $134,000 in unamortized stock-based compensation related to its employee stock purchase plan. We estimate this expense will be amortized and recognized in the consolidated statement of operations over the next 1.2 years.

REPORTING STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense classified by Consolidated Statement of Operations reporting caption for the year ended June 30, 2007 and July 1, 2006 generated from the plans mentioned above:

	Fiscal Year
(in thousands)	Ended June 30, 2007	Ended July 1, 2006
Cost of revenues	$141	$92
Research and development	865	501
Selling, general and administrative	1,113	730

Pre-tax stock-based compensation expense	2,119	1,323
Less income tax benefit	513	26

Net stock-based compensation expense	$1,606	$1,297

The amount of share-based compensation expense in inventory at June 30, 2007 and July 1, 2006 is immaterial.

Stock-based compensation expense categorized by the type of award from which it arose is as follows for fiscal year ended June 30, 2007:

(in thousands)	Year Ended June 30, 2007	Year Ended July 1, 2006
Stock option plans	$1,597	$1,075
Less income tax benefit	513	26

Net stock option plan expense	1,084	1,049
Employee stock purchase plan	522	248
Less income tax benefit	—	—

Net employee stock purchase plan expense	522	248

	$1,606	$1,297

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. In fiscal year 2003, the Company repurchased 274,000 shares, none during fiscal 2004, 348,000 during fiscal year 2005, 750,000 shares during Fiscal 2006 and 628,000 shares during the fiscal year ended June 30, 2007. By June 30, 2007, the Company had repurchased an aggregate of 2,000,000 shares at a cost of approximately $17.8 million, fulfilling the Board of Directors’ October 22, 2001 authorization.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Under the currently active authority, the Company repurchased 302,000 shares in the fourth quarter of fiscal year 2007 for an aggregate cost of $3.1 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

15. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2012. As of June 30, 2007, there were 25,838,000 rights outstanding.

16. RESTRUCTURING CHARGE

In fiscal 2005, the Company instituted a restructuring plan to align its costs with prevailing market conditions. As part of the restructuring plan, the Company reduced its workforce by 24 employees. Of the employees terminated, 11 were in operations, one in research and development, four in sales and marketing, and 8 in general and administration. By April 1, 2006, The Company had disbursed the remaining balance of the restructuring accrual after incurring restructuring charges of $294,000 in fiscal 2005 and additional accruals related to the fiscal 2005 reduction in force of $55,000 in the first quarter of fiscal 2006. The Company experienced no restructuring charges in fiscal year 2007.

The following table summarizes this restructuring activity through June 30, 2007:

(in thousands)	Reduction In Force
Balance at July 2, 2005	$22
Additional reserves in fiscal 2006	55
Cash payments in fiscal 2006	(77)

Balance at July 1, 2006	—

Balance at June 30, 2007	$—

17. INCOME TAXES

The income tax provision (benefit) consists of (in thousands):

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Federal:
Current	$1,543	$290	$(288)
Deferred	(587)	1,370	815

	956	1,660	527

State:
Current	49	117	(3)
Deferred	25	(271)	(493)

	74	(154)	(496)

Foreign:
Current	957	322	22
Deferred	998	24	(346)

	1,955	346	(324)

Charge in lieu of taxes attributable to employee stock plans	—	—	320

Total provision for income taxes	$2,985	$1,852	$27

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	(1.7)	(43.2)
Foreign income tax	(2.3)	(9.4)	(35.6)
Foreign loss	—	8.1	51.2
Stock compensation	1.9	—	—
Tax exempt investment income	—	—	(1.0)
Research and development tax credits	(4.3)	(2.2)	(41.7)
Change in valuation allowance	(1.0)	—	38.1
Change in FAS 5 contingency	—	—	1.2
Other	(3.2)	1.5	(1.1)

Provision for taxes	26.6%	31.3%	2.9%

The components of the net deferred tax assets were as follows (in thousands):

	As of
	June 30, 2007	July 1, 2006
Deferred Tax Assets:
Credit carryforwards	$3,709	$3,576
Inventory reserves	2,941	1,694
Net operating loss carryforwards	—	1,414
Cumulative loss on investment in unconsolidated affiliates	762	901
Unrealized loss on short-term investments	199	684
Accrued compensation and other benefits	555	537
Capitalized research and development	202	472
Capital loss carryforward	498	527
Basis difference in fixed assets	75	1,125
Accounts receivable reserve	815	785
Inventory capitalization	68	—
Deferred rent	209	212
Stock compensation	703	310
Others	49	85

Total deferred tax asset	10,785	12,322

Deferred Tax Liabilities:
Basis difference in fixed assets	(696)	—
Deferred state taxes	—	(1,316)
Other prepaid accruals	(101)	(131)

Total deferred tax liabilities	(797)	(1,447)
Valuation allowance	(933)	(2,411)

Net deferred tax assets	$9,055	$8,464

As of June 30, 2007, the Company has tax credit carryforwards of approximately $3.0 million and $0.9 million available to offset future state taxable income and federal taxable income, respectively. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and write-downs in investments, the Company has provided for a partial valuation allowance of $933,000 against the tax effect of the losses and write-downs as of June 30, 2007. The Company reduces the valuation allowance by the tax effect of any realized capital gains that are available to offset capital losses.

Consolidated income before income taxes includes non-U.S. income of approximately $4.3 million and $1.0 million for the fiscal years ended June 30, 2007 and July 1, 2006. Non-U.S. income was immaterial in the fiscal year ended July 2, 2005. Pericom has not provided U.S. income taxes on a cumulative total of approximately $6.8 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

18. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2007, 2006 or 2005.

19. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company operates in one segment, the interconnectivity device supply market. The Company offers two broad and complementary product families within this segment, high performance integrated circuits and frequency control sub-systems.

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), is the company’s President and Chief Executive Officer (CEO). Because the Company’s products are complemtary and share common customers and suppliers, the CODM reviews and assesses financial information, operating results and performance of the Company’s business in the aggregate and allocates resources to develop new products and drive sales using information about the market in which the Company operates, as a whole.

The Company has research and development and selling, general and administrative groups. The Company does not allocate expenses of these groups. The CODM has determined that an attempt to allocate the expenses of these groups to product families would not be informative or cost effective.

The Company does not identify or allocate assets by product family, nor does the CODM evaluate the Company’s operations using discrete asset information.

Operating net revenues for the three years is shown below:

	For the years ended
(in thousands)	June 30, 2007	July 1, 2006	July 2, 2005
Net revenues
IC product family	$72,728	$64,479	$60,599
FCP product family	50,642	41,399	18,958

Total	$123,370	$105,878	$79,557

For geographical reporting, we attribute net sales to the country where customers are located (the “bill to” location). Long-lived assets consist of all non-financial assets, excluding non-current deferred tax assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for the years ended June 30, 2007, July 1, 2006 and July 2, 2005; and the net book value of long-lived assets as of June 30, 2007, July 1, 2006 and July 2, 2005 by geographical segment:

	Fiscal years ended
(in thousands)	June 30, 2007	July 1, 2006	July 1, 2005
Net sales to countries:
China (including Hong Kong)	$48,282	$30,013	$18,247
United States	15,988	20,522	17,018
Taiwan	29,253	27,519	15,766
Singapore	8,004	9,392	9,901
Others (less than 10% each)	21,843	18,432	18,625

Total net sales	$123,370	$105,878	$79,557

(in thousands)
Long-lived assets:
United States	$6,441	$7,144	$7,169
Singapore	1,627	1,266	1,624
Taiwan	18,169	20,214	823
Thailand	37	55	701
China (including Hong Kong)	400	227	366
India	36	102	166
Others (less than 10% each)	5	12	10

Total long-lived assets	$26,715	$29,020	$10,859

20. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2007 and July 1, 2006. Subsequent to the issuance of the Company’s interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006, the Company determined that certain errors occurred in the accounting for research and development costs as it amortizes certain “mask costs” associated with producing product. Initially, the Company expensed these costs to research and development. Subsequently, the Company incorrectly removed these costs from research and development expense and reclassified them as cost of sales. As a result, the Company restated the operating results presented below for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006 in the Form 10-K filed September 14, 2006.

PERICOM SEMICONDUCTOR CORPORATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Un-audited)

	For the Quarter Ended
	June 30, 2007	Mar 31, 2007	Dec 30, 2006	Sep 30, 2006
Net revenues	$31,520	$30,182	$30,842	$30,826
Cost of revenues	20,027	19,960	20,176	20,394

Gross profit	11,493	10,222	10,666	10,432
Operating expenses:
Research and development	3,991	4,048	4,040	3,942
Selling, general and administrative	5,822	5,342	4,919	5,795

Total operating expenses	9,813	9,390	8,959	9,737

Income from operations	1,680	832	1,707	695
Interest and other income, net	1,410	2,519	1,193	1,338
Interest expense	7	23	42	58
Other than temporary decline in the value of investments	—	(5)	—	(1)

Income before income taxes	3,083	3,323	2,858	1,974
Income tax provision	886	788	691	620
Minority interest in the loss (income) of consolidated subsidiaries	4	(7)	(21)	(9)
Equity in net income (loss) of unconsolidated affiliates	(69)	86	110	280

Net income	$2,132	$2,614	$2,256	$1,625

Basic earnings per share	$0.08	$0.10	$0.09	$0.06

Diluted earnings per share	$0.08	$0.10	$0.08	$0.06

Shares used in computing basic earnings per share	25,880	26,109	26,113	26,131

Shares used in computing diluted earnings per share	26,500	26,702	26,783	26,692

	For the Quarter Ended
	July 1, 2006	Apr 1, 2006	Dec 31, 2005	Oct 1, 2005
Net revenues	$29,288	$27,847	$26,270	$22,473
Cost of revenues	19,047	18,402	16,958	14,967

Gross profit	10,241	9,445	9,312	7,506
Operating expenses:
Research and development	4,174	3,925	3,640	3,753
Selling, general and administrative	4,921	4,394	4,993	4,182
Restructuring charge	—	—	—	55

Total operating expenses	9,095	8,319	8,633	7,990

Loss from operations	1,146	1,126	679	(484)
Interest and other income, net	923	1,019	1,015	918
Interest expense	88	131	103	20
Other than temporary decline in the value of investments	—	(31)	(33)	—

Income before income taxes	1,981	1,983	1,558	414
Income tax provision	607	641	467	137
Minority interest in the loss of consolidated subsidiaries	6	32	38	23
Equity in net income of unconsolidated affiliates	724	464	283	325

Net income	$2,104	$1,838	$1,412	$625

Basic earnings per share	$0.08	$0.07	$0.05	$0.02

Diluted earnings per share	$0.08	$0.07	$0.05	$0.02

Shares used in computing basic earnings per share	26,206	26,207	26,253	26,352

Shares used in computing diluted earnings per share	27,879	26,984	26,972	27,143

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 20, 2007

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex C. Hui and Angela Chen and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 20, 2007

/s/ ANGELA CHEN	Chief Financial Officer	September 20, 2007
Angela Chen	(Principal Financial Officer and Accounting Officer)

/s/ JOHN CHI-HUNG HUI	Senior Vice President, R&D and Director	September 20, 2007
John Chi-Hung Hui

/s/ MILLARD PHELPS	Director	September 20, 2007
Millard Phelps

/s/ HAU L. LEE	Director	September 20, 2007
Hau L. Lee

/s/ SIMON WONG	Director	September 20, 2007
Simon Wong

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Reserves Acquired	Charged to Revenues (a)	Deductions (b)	Balance at End of Period
Reserves for returns and pricing adjustments

Fiscal year ending June 30, 2007	$1,913	—	$5,340	$5,068	$2,185
Fiscal year ending July 1, 2006	2,220	—	5,702	6,009	1,913
Fiscal year ending July 2, 2005	3,744	—	5,970	7,494	2,220

(a)	Primarily related to sales reserves
(b)	Charges for which allowances were created

	Balance at Beginning of Period	Reserves Acquired (c)	Charged to Costs and Expenses (d)	Deductions (e)	Balance at End of Period
Allowance for doubtful accounts

Fiscal year ending June 30, 2007	$292	—	$37	$226	$103
Fiscal year ending July 1, 2006	$19	$424	$(141)	$10	$292
Fiscal year ending July 2, 2005	$384	$—	$(277)	$88	$19

(c)	Reserve balance acquired as part of the September 7, 2005 eCERA and Azer acquisition.
(d)	Related to identified uncollectible accounts.
(e)	Charges for which allowances were created.

Sii