Form 10-Q
period 2007-09-29
PERICOM SEMICONDUCTOR CORP
filed 2007-11-13
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Yes ☐ No ☒

As of November 9, 2007 the Registrant had outstanding 25,920,741 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 29, 2007

INDEX

PART I. FINANCIAL INFORMATION	Page
Item 1: Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
September 29, 2007 and June 30, 2007	3

Condensed Consolidated Statements of Operations
for the three months ended September 29, 2007
and September 30, 2006	4

Condensed Consolidated Statements of Cash Flows
for the three months ended September 29, 2007
and September 30, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of
Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures about
Market Risk	27

Item 4: Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A: Risk Factors	29

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds	38

Item 6: Exhibits	39

Signatures	40

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 29, 2007	June 30, 2007
	(unaudited)	(1)
Assets

Current Assets:

Cash & cash equivalents	$6,810	$29,173
Restricted cash	—	—
Short-term investments	98,461	42,268
Accounts receivable	21,455	19,621
Inventories	16,105	14,787
Prepaid expenses and other current assets	732	669
Deferred income taxes	4,449	4,280
Total current assets	148,012	110,798

Property and equipment, net	24,181	23,940
Investments in unconsolidated affiliates	9,751	9,619
Deferred income taxes-non current	5,517	5,572
Long-term investment in marketable securities	25,586	59,574
Goodwill	1,348	1,348
Intangible assets	1,267	1,311
Other assets	3,027	2,073
Total assets	$218,689	$214,235

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$14,649	$12,553
Accrued liabilities	10,220	8,718
Short-term and current portion of long-term debt	394	392
Total current liabilities	25,263	21,663

Long-term debt	292	388
Deferred tax liabilities	797	797
Other long-term liabilities	—	3
Minority interest in consolidated subsidiaries	903	906
Total liabilities	27,255	23,757

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares outstanding: September 29, 2007, (25,496,000); June 30, 2007, (25,838,000)	132,103	135,887
Retained earnings	59,032	54,591
Accumulated other comprehensive loss, net of tax	299	(558)
Total shareholders' equity	191,434	190,478

Total liabilities and shareholders' equity	$218,689	$214,235

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 30, 2007.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29,	September 30,
	2007	2006

Net revenues	$38,468	$30,826
Cost of revenues	24,467	20,394
Gross profit	14,001	10,432
Operating expenses:
Research and development	4,082	3,942
Selling, general and administrative	5,839	5,795
Total	9,921	9,737
Income from operations	4,080	695
Interest and other income	1,370	1,280
Other than temporary decline in value of investment	—	(1)
Income before income taxes	5,450	1,974
Income tax expense	1,691	620
Minority interest in loss (income) of consolidated subsidiaries	3	(9)
Equity in net income of unconsolidated affiliates	121	280
Net income	$3,883	$1,625
Basic income per share	$0.15	$0.06
Diluted income per share	$0.15	$0.06
Shares used in computing basic income per share	25,745	26,131
Shares used in computing diluted income per share	26,379	26,692

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,883	$1,625
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,178	1,558
Stock based compensation	508	515
Tax benefit related to stock based compensation plan	(34)	—
Excess tax benefit from stock based compensation	(55)	(45)
(Gain) or loss on sale of short-term investments	—	62
Other than temporary decline in investment	—	1
(Gain) or loss on sale of disposal of assets	(7)	(73)
Equity in net income of unconsolidated subsidiaries	(121)	(280)
Deferred income taxes	(105)	170
Minority interest in subsidiary’s net income (loss)	(3)	9
Changes in assets and liabilities
Accounts receivable	(1,758)	812
Inventories	(1,271)	1,217
Prepaid expenses and other current assets	18	(283)
Other assets	(943)	38
Long term investment	—	(20)
Accounts payable	1,875	363
Accrued liabilities	1,476	(584)
Other long term liabilities	(8)	(62)
Net cash provided by operating activities	4,633	5,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,439)	(1,637)
Net proceeds from sales of property and equipment	—	248
Purchase of short-term investments	(63,888)	(149,087)
Maturities of short-term investments	42,453	147,029
Change in restricted cash balance	—	342
Net cash used in investing activities	(22,874)	(3,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	667	930
Proceeds from short-term and long-term debt	—	1,991
Excess tax benefit from stock based compensation	55	45
Repayment of debt	(98)	(5,699)
Repurchase of common stock	(4,958)	(1,800)
Net cash used in financing activities	(4,334)	(4,533)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	212	(174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,363)	(2,789)
CASH AND CASH EQUIVALENTS:
Beginning of period	29,173	12,577
End of period	$6,810	$9,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$277	$221
Interest	$7	$71

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 29, 2007, the results of operations for the three months ended September 29, 2007 and September 30, 2006 and cash flows for the three months ended September 29, 2007 and September 30, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three month periods ended September 29, 2007 and September 30, 2006 are not necessarily indicative of the results to be expected for the entire year. The three month periods ended September 29, 2007 and September 30, 2006 each had 13 week periods.

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

These condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its three majority-owned subsidiaries, Pericom Semiconductor (HK) Limited, SaRonix-eCERA Corporation (“eCERA”) and Pericom Taiwan Limited Corporation (“PTL”). All significant intercompany balances and transactions are eliminated in consolidation. eCERA and its subsidiary Azer Crystal Technology Co. Ltd. (”Azer”) was acquired on September 7, 2005 (See Note 2).

2. BUSINESS COMBINATIONS

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

	Purchase Allocation
	Revised	Deferred Tax	Original
	2007	Adjustment	2003
(in thousands)
Current assets (includes deferred tax assets)	$8,471	$1,466	$7,005
Property and equipment	1,173	—	1,173
Building held for sale	1,532	—	1,532
Other assets (includes deferred tax assets)	616	—	616
Other intangible assets subject to amortization:
Customer backlog	320	—	320
Core developed tech	767	(422)	1,189
In-process research and development	360	—	360
Supplier relationship	399	(502)	901
Trade name	415	(542)	957

Total assets acquired	14,053	—	14,053

Current liabilities	(4,422)	—	(4,422)

Total liabilities assumed	(4,422)		(4,422)

Net assets acquired	$9,631	$—	$9,631

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation. The Company purchased eCERA and its fifty percent-owned subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”), to ensure availability of frequency control products to meet customer demand as well as to drive cost efficiencies. The purchase price for eCERA, including net cash consideration of $14.7 million and assumed liabilities of approximately $19.7 million, totaled approximately $34.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining fifty percent of eCERA’s crystal blank manufacturing subsidiary, Azer. The Company exercised this right for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and Azer subsequently merged and eCERA was the surviving entity. eCERA changed its name to SaRonix-eCERA (hereafter referred to as “eCERA”) after the Company combined the operations of eCERA and SaRonix.  eCERA has been a key supplier of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

The Company has included the results of operations of eCERA Comtek Corporation and Azer from the dates of acquisition in the Company’s consolidated financial statements. The Company recorded the assets acquired and liabilities assumed at the date of the acquisition at estimated fair values as determined by management. The Company based the fair values of intangible assets acquired using appropriate application of the income, market, and cost approaches and the determined the fair value of tangible assets acquired and liabilities assumed using estimates of current replacement cost, present value of amounts to be collected in the future and other techniques. The Company allocated the purchase price of eCERA Comtek Corporation as follows:

	Purchase Price Allocation
	Revised	Deferred Tax	Original
	2006	Adjustment	2006
(in thousands)
Current assets	$16,846	$998	$15,848
Property and equipment	14,646	—	14,646
Other assets	2,594	1,407	1,187
Goodwill	—	(566)	566
Other intangible assets subject to amortization :
Trade name	40	(238)	278
Core developed technology	160	(950)	1,110
Customer relations	110	(651)	761

Total assets acquired	34,396	—	34,396

Current liabilities	(12,269)	—	(12,269)

Long-term liabilities	(7,414)	—	(7,414)

Total liabilities assumed	(19,683)	—	(19,683)

Minority interest	(10)	—	(10)

Net assets acquired	$14,703	$—	$14,703

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

	September 29, 2007			June 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Supplier relationship	$110	$(75)	$35	$111	$(67)	$44
Trade name	40	(12)	28	40	(10)	30
Core developed technology	927	(507)	420	927	(488)	439
SaRonix supplier relationship	398	(29)	369	399	(13)	386
Total amortizable purchased intangible assets	1,475	(623)	852	1,477	(578)	899

SaRonix trade name	415	—	415	415	—	415
Foreign exchange effect	—	—	—	(2)	(1)	(3)
Total purchased intangible assets	$1,890	$(623)	$1,267	$1,890	$(579)	$1,311

Amortization expense related to finite-lived purchased intangible assets was approximately $44,000 and $45,000 in the three months ended September 29, 2007 and September 30, 2006, respectively.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets, in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 30, 2007. However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade name and core developed technology, which have remaining weighted average useful lives of approximately seven years. In fiscal 2007, the Company reviewed the SaRonix supplier relationship, determining that it had a finite life of six years and should be amortized over that expected useful life. We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Amortization expense expected to be recognized during:
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-eCERA	$62	$29	$29	$29	$26
Expected amortization-SaRonix	117	117	117	117	117
	$179	$146	$146	$146	$143

4. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three month periods ended September 29, 2007 and September 30, 2006 are computed as follows (in thousands, except for per share data):

	Three Months Ended
	September 29, 2007	September 30, 2006

Net income	$3,883	$1,625
Computation of common shares outstanding - basic income per share:
Weighted average shares of common stock	25,745	26,131

Basic income per share	$0.15	$0.06

Computation of common shares outstanding - diluted income per share:
Weighted average shares of common stock	25,745	26,131
Dilutive options using the treasury stock method	634	561
Shares used in computing diluted income per share	26,379	26,692

Diluted income per share	$0.15	$0.06

Options to purchase 2,676,189 and 3,960,384 shares of common stock that were outstanding as of September 29, 2007 and September 30, 2006, respectively, were not included in the computation of diluted net income per share because the options would be anti-dilutive under the treasury stock method.

5. INVENTORIES

Inventories consist of:

	September 29, 2007	June 30, 2007
(in thousands)
Raw materials	$5,560	$4,570
Work in process	4,598	4,057
Finished goods	5,947	6,160
	$16,105	$14,787

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of September 29, 2007, the Company had $8,031,000 of written-off inventory as compared to $8,316,000 at June 30, 2007. The Company attributes this overall reduction of approximately $285,000 in obsolete inventory between the three months ended September 29, 2007 and the fiscal year ended June 30, 2007 to sales of inventory previously reserved as well as physically scrapping written-off inventory.

During the three months ended September 29, 2007 and September 30, 2006, gross profit benefited as a result of the sale of inventory of $262,000 and $530,000, respectively, that had been previously identified as excess and written down to zero.

6. ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 29, 2007	June 30, 2007
(in thousands)
Accrued compensation	$4,031	$4,515
Accrued income tax	3,576	2,159
External sales representative commissions	785	832
Other accrued expenses	1,828	1,212
	$10,220	$8,718

7. DEBT

As of September 29, 2007, the Company had outstanding debt reported on the consolidated balance sheet as follows:

	Annual		Total Amounts Due
	Interest		Within	After
(in thousands)	Rate	Total due	12 Months	12 Months

Bank Loan - eCERA	3.35%	$686	$394	$292

As part of the acquisition of eCERA discussed in Note 2, the debt obligations assumed by the Company in the transaction totaled $14.9 million and consisted of long-term debt and short-term lines of credit. The Company repaid the lines of credit during 2007. The long-term debt carries a variable interest rate of 1.3% over the 90 Day Secondary Markets Telerate benchmark and is payable in New Taiwan Dollars in quarterly installments of principal and monthly installments of interest.

8. INDUSTRY AND SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

One direct customer, a worldwide distributor, accounted for 14% of net revenues in the three months ended September 29, 2007 and one direct customer, an Asian distributor, accounted for 11% of net revenues in the three months ended September 30, 2006. At both September 29, 2007 and September 30, 2006, no customers individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of September 29, 2007 and June 30, 2007:

	September 29, 2007	June 30, 2007

Taiwan	67%	68%
United States	24%	24%
Other countries	9%	8%
Total	100%	100%

The following table sets forth net revenues by country as a percentage of total net revenues for the three month periods ended September 29, 2007 and September 30, 2006:

	Three Months Ended
	September 29, 2007	September 30, 2006

China (including Hong Kong)	40%	32%
Taiwan	29%	24%
United States	10%	16%
Others (less than 10% each)	21%	28%
Total	100%	100%

9. STOCK REPURCHASE PROGRAM

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. In fiscal year 2007, the Company repurchased 628,000 shares and by June 30, 2007, the Company had fulfilled the Board of Directors authorization of the repurchase of 2,000,000 shares at a cost of approximately $17.8 million.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Under the currently active authority, the Company repurchased 454,000 shares in the three months ended September 29, 2007 for an aggregate cost of $5.0 million. The Company has purchased a total of 756,000 shares under the current authority. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. MINORITY INTEREST

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. At September 29, 2007, the minority interest in PTL was valued at $12,000. Parties other than Pericom Semiconductor Corporation own approximately 2.71% of the outstanding shares of eCERA. As of September 29, 2007, the minority interest in SaRonix-eCERA Corporation was valued at $891,000.

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of September 29, 2007, the Company has issued no shares of preferred stock.

SHARE-BASED COMPENSATION

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as an expense over the employee’s requisite service period (the vesting period).  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Under this transition method, stock-based compensation cost recognized subsequent to July 3, 2005 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of July 2, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

STOCK OPTION PLANS

At September 29, 2007 the Company had five stock option plans and one employee stock purchase plan, including the 1990 Stock Option Plan, 1995 Stock Option Plan, 2001 Stock Option Plan (2001 Plan), SaRonix acquisition stock option plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan (“ESP Plan”). The Company’s aggregate compensation cost, before income tax, for the three months ended September 29, 2007 totaled $508,000 and for the three months ended September 30, 2006 totaled $515,000. The Company recognized $134,000 and $162,000 in income tax benefit in the consolidated statement of operations for the three months ended September 29, 2007 and September 30, 2006, respectively, related to the Company’s share-based compensation arrangements.

Under the Company’s 2004, 2001, 1995 and 1990 stock option plans and the SaRonix acquisition stock option plan, the Company has reserved 6.3 million shares of common stock as of September 29, 2007 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options.

The Company may grant options at the fair value and not less than 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

The Company estimates the fair value of each employee option on the date of grant using the Black-Scholes option valuation model and expenses that value as compensation using a straight-line method over the option’s vesting period, which corresponds to the requisite employee service period. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes represent predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding periods and option forfeitures. The Company bases the risk-free interest rate for periods within the contractual life of the option upon the U.S. Treasury yield corresponding to the expected life of the underlying option.

The following table lists the assumptions the Company used to value stock options:

	Three Months Ended
	September 29, 2007	September 30, 2006
Expected life	4.98 years	4.9 years
Risk-free interest rate	4.60%	4.76%
Volatility range (low/high)	44%	48%
Dividend yield	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 1, 2006 and changes during the following fiscal year and the three months ended September 29, 2007:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Options outstanding at July 1, 2006	5,277	$11.43	$16.5
Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97
Options outstanding at June 30, 2007	4,818	11.84	$10.2 10.2
Options granted (weighted average grant date fair value of $4.79)	291	10.80
Options exercised	(78)	5.43
Options forfeited or expired	(198)	14.26
Options outstanding at September 29, 2007	4,833	$11.78	$11.3

At September 29, 2007, 1,476,765 shares were available for future issuance under the option plans. The aggregate intrinsic value of options exercised during the three months ended September 29, 2007 was $454,000. The number, aggregate intrinsic value, weighted-average contractual term and weighted-average exercise price of options vested and expected to vest as of September 29, 2007 was 4.6 million, $10.7 million, 4.82 years and $11.94, respectively. The number, aggregate intrinsic value, weighted-average contractual term and weighted-average exercise price of options that are currently exercisable as of September 29, 2007 was 3.7 million, $8.7 million, 3.90 years and $12.51, respectively. The Company has unamortized stock-based compensation expense related to options of $4.0 million, which will be amortized to expense over a weighted average period of 2.9 years.

Additional information regarding options outstanding as of September 29, 2007 is as follows:

			Options Outstanding			Exercisable Options
Range of Exercise Prices			Number Outstanding	Weighted Ave. Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.34	to	$7.87	987,733	2.81	$4.88	821,667	$4.27
$7.88	to	$9.11	1,017,780	7.05	$8.41	642,266	$8.43
$9.17	to	$11.50	1,262,858	7.27	$10.76	692,604	$11.03
$11.59	to	$17.50	972,250	3.71	$14.38	965,250	$14.40
$17.81	to	$37.22	592,700	2.71	$26.99	592,700	$26.99

$2.34	to	$37.22	4,833,321	5.04	$11.78	3,714,487	$12.51

2000 EMPLOYEE STOCK PURCHASE PLAN

In 2000, the Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to replace the earlier 1997 Employee Stock Purchase Plan (together, “the Plans”). The Stock Purchase Plan allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under the Plans, of which 629,184 remain available at September 29, 2007 and which may be released at the Board of Directors’ discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2007 and 2006, the Company issued 146,000 and 141,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.83 and $6.79, respectively. The weighted average fair value of the fiscal 2007 and 2006 awards were $2.49 and $2.11 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. The Company bases volatility on the expected volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate the expected holding period and expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	September 29, 2007	September 30, 2006
Expected life	13.5 months	13.5 months
Risk-free interest rate	4.95%	5.08%
Volatility	40%	41%
Dividend yield	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the three months ended September 29, 2007:

	Shares	Weighted Average Purchase Price
Beginning Available	663,910
Purchases	(34,726)	$6.96

Ending Available	629,184

At September 29, 2007, the Company had $104,000 in unamortized stock-based compensation related to its employee stock purchase plan. The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.1 years.

REPORTING STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense classified by Consolidated Statement of Operations reporting caption for the three months ended September 29, 2007 and September 30, 2006 generated from the plans mentioned above:

	Three Months Ended
	September 29,	September 30,
(in thousands)	2007	2006
Cost of revenues	$29	$28
Research and development	150	219
Selling, general and administrative	329	268

Pre-tax stock-based compensation expense	508	515
Less income tax benefit	134	162
Net stock-based compensation expense	$374	$353

The amount of share-based compensation expense in inventory at September 29, 2007 and June 30, 2007 is immaterial.

12. INCOME TAXES

Accounting for Uncertainty in Income Taxes

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in its US return with respect to any book-tax adjustments were highly certain and accordingly, the Company did not record any valuation adjustments against those positions. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. As of September 29, 2007, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and unused net operating loss carryforwards. The Company’s total amounts of unrecognized tax benefits as of September 29, 2007 amount to $974,000. All of this amount would affect the corporation’s tax rate if recognized. The tax years 2002 to 2006 remain open in the United States.

Income Tax Expense

Income tax expense for the three months ended September 29, 2007 and September 30, 2006 was $1.7 million and $620,000, respectively and was comprised of domestic federal and state income tax and foreign income and withholding tax.

13. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains on available-for-sale investments and changes in translation gain (loss) generated by the Company’s consolidated subsidiaries. The components of comprehensive income and related tax effects were as follows:

	Three Months Ended
(in thousands)	September 29, 2007	September 30, 2006
Net income	$3,883	$1,625
Change in unrealized gain (loss) on securities available for sale	655	1,012
Income tax effect	—	(383)
Reclassification adjustment for gains on available for sale securities included in net income (loss)	—	(4)
Income tax effect	—	2
Translation gain (loss)	202	(297)
Other comprehensive income	$4,740	$1,955

14. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the Company elects the fair value option be reported in earnings. The Company is required to adopt the provision of SFAS No. 159 beginning with the first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption. The Company’s management is currently evaluating the impact that SFAS No. 159 will have on the consolidated balance sheet and the consolidated statements of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact that SFAS 157 will have on our financial position, results of operations and liquidity.

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; expectations regarding export sales and net revenues; expectations regarding the demand for our products; the expansion of sales efforts; acquisition prospects; the results of our acquisition of eCERA and our other possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended June 30, 2007, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 29, 2007	September 30, 2006

Net revenues	100.0%	100.0%
Cost of revenues	63.6%	66.2%
Gross profit	36.4%	33.8%
Operating expenses:
Research and development	10.6%	12.8%
Selling, general and administrative	15.2%	18.8%
Total	25.8%	31.6%
Income from operations	10.6%	2.2%
Interest and other income	3.6%	4.2%
Income before income taxes	14.2%	6.4%
Income taxes	(4.4)%	(2.0)%
Equity in net income of investees	0.3%	0.9%
Net income	10.1%	5.3%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006	% Change
Net revenues	$38,468	$30,826	24.8%
Percentage of net revenues accounted for by top 5 direct customers (1)	36.3%	33.7%
Number of direct customers that each account for more than 10% of net sales	1	1
Percentage of gross sales accounted for by top 5 end customers (2)	22.2%	25.6%
Number of end customers that each account for more than 10% of gross sales	None	None

(1)
Direct customers purchase products directly from the Company. These include distributors and contract manufacturers that in turn sell to many end customers as well as OEMs that also purchase directly from the Company.

(2)
End customers are OEMs whose products include the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. We rely on the end customer data provided by our direct distribution and contract manufacturing customers to provide this information.

The Company holds a 97.29% interest in eCERA Comtek Corporation (“eCERA”). In the three month periods ended September 29, 2007 and September 30, 2006, net revenues from eCERA product sales were approximately $9.4 million and $8.4 million, respectively.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues for the three month period ended September 29, 2007 was primarily due to a 103% increase in the sales of analog switches to $11.1 million and a 16% increase in sales of our FCP product family to $15.2 million as compared to sales in the year ago period. Pricing for our higher margin analog switch, clock and connect products, many of which include proprietary technology, is more stable and we can generally offset price declines by introducing new products and reducing manufacturing costs.

The following table sets forth net revenues by country as a percentage of total net revenues for the three-month periods ended September 29, 2007 and September 30, 2006:

	Three Months Ended
	September 29, 2007	September 30, 2006

China (including Hong Kong)	40%	32%
Taiwan	29%	24%
United States	10%	16%
Others (less than 10% each)	21%	28%
Total	100%	100%

For the three months ended September 29, 2007, as compared with the same period in the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) increased as a result of an increasing demand for technological devices in China and a continuing concentration of contract manufacturing in that region during the period.

The semiconductor industry is currently enjoying an upturn in demand for its products but customer demand for semiconductors can change quickly and unexpectedly.  Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  Because of our lack of visibility into demand when turns orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006	% Change
Net revenues	$38,468	$30,826	24.8%
Gross profit	14,001	10,432	34.2%
Gross profit as a percentage of net revenues (gross margin)	36.4%	33.8%

The increase in gross profit in the three month period ended September 29, 2007 over the gross profit in the prior year three month period was primarily due to the 103% increase in our sales of analog switches which carry a larger margin than our other product families. The increase in gross margin for the three month period ended September 29, 2007 can be primarily attributable to higher margins from the Company’s focus IC products caused by improved product mix and a generally favorable pricing environment. These factors were partially off-set by the negative impact of the addition of lower margin eCERA revenue.

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

During the three months ended September 29, 2007 and September 30, 2006, gross profit and gross margin benefited as a result of the sale of inventory of $262,000 and $530,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development

	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006	% Change
Net revenues	$38,468	$30,826	24.8%
Research and development	4,082	3,942	3.6%
R&D as a percentage of net revenues	10.6%	12.8%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support and technical customer applications support of our products. The expense increase in absolute dollars for the three month period ended September 29, 2007 as compared to the same period in the previous year is attributable to increased salary costs of $235,000, partially offset by reduced FAS 123R expense which decreased $69,000 as compared to our costs in the same period in the prior fiscal year.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006	% Change
Net revenues	$38,468	$30,826	24.8%
Selling, general and administration	5,839	5,795	0.8%
SG&A as a percentage of net revenues (gross margin)	15.2%	18.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase in absolute dollars in selling, general and administrative expenses in the three month period ended September 29, 2007 as compared to the same period in the prior year was attributable to increased payroll costs which added $123,000 and increased FAS 123R expense which added $60,000 to our costs. Payroll costs at our Taiwan operations increased $174,000. These increases were partially offset by a reduction in professional services fees of $281,000 in our US operations.

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

Interest and Other Income

	Three Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change
Interest and other income	$1,370	$1,280	7.0%

The increase in interest and other income for the three month period ended September 29, 2007 as compared to the comparable prior year period was primarily due to an increase of 10% in the amount we invested in short-term and long-term interest-bearing investments. For this reason the Company was able to generate approximately $1.4 million of net interest income for the three month period ended September 29, 2007 which represents an approximate $90,000 increase over the $1.3 million of net interest income for the three month period in the prior year.

Income Tax Expense

	Three Months Ended
(in thousands)	September 29, 2007	September 30, 2006	% Change
Pre-tax income	$5,450	$1,974	176.1%
Income tax	1,691	620	172.7%
Effective tax rate	31.0%	31.4%

The increase in income tax expense in the three months ended September 29, 2007 over the same period in the prior year is due to a 176% increase in income before income taxes partially offset by a marginally lower effective tax rate.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, changes in the deferred tax asset valuation allowance, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006	Change
Equity in net income of unconsolidated affiliates	$121	$280	$(159)

Equity in net income of unconsolidated affiliates is the Company’s allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, (“EITF 02-14”) in the quarter ended December 31, 2004. EITF 02-14 requires us to account for our investment in securities, other than common stock, of PTI using the equity method of accounting. We have invested in PTI using several different transactions over a period of years. Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted. Currently, we are accounting for our equity in PTI following our percentage involvement in PTI’s Series A Preferred Stock which is 25%. After all losses attributable to the Series A Preferred Stock round of financing has been recouped, the Company will begin to realize its share of PTI’s earnings at the Company’s overall percentage ownership of PTI. As of September 29, 2007 that percentage ownership is 44.3%. The Company’s allocated portion of PTI’s results decreased to income of $121,000 for the three month period ended September 29, 2007 from income of $280,000 for the comparable period in the prior year. This year over year decrease is attributable to reduced sales at PTI and a resulting decrease in PTI’s net income.

Liquidity and Capital Resources

As of September 29, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $130.9 million as compared with $131.0 million on June 30, 2007.

As of September 29, 2007, $6.8 million was classified as cash and cash equivalents compared with $29.2 million as of June 30, 2007. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the three month period ended September 29, 2007, the Company spent approximately $1.4 million on property and equipment compared to $1.6 million for the three month period ended September 30, 2006. We have been able to generate cash from operations over the last 15 months of $28.7 million. The Company was able to generate approximately $1.4 million of net interest income for the three month period ended September 29, 2007, an approximate $100,000 increase over the $1.3 million of net interest income for the three month period ended September 30, 2006. An increase of $9.0 million in liquid resources contributed to increased interest income for the three month period ended September 29, 2007 as compared to the three month period ended September 30, 2006. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $4.6 million in the three months ended September 29, 2007 was primarily a result of net income of $3.9 million, a reduction in accounts payable of $1.9 million, a reduction in accrued expenses of $1.5 million, depreciation and amortization of approximately $1.2 million and non-cash stock based compensation expense of $508,000. These contributions to cash were partially offset by increases of accounts receivable, inventory and other assets of $1.8 million, $1.3 million and $943,000, respectively. The Company’s net cash provided by operating activities of $5.0 million in the three months ended September 30, 2006 was primarily due to net income of $1.6 million, a reduction in net inventories of $1.2 million, and depreciation and amortization of $1.6 million. The reduction in net inventories during the three month period ended September 30, 2006 was primarily due to the tightening of supply and a continued effort to reduce inventory levels to a lower level during fiscal 2007.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $22.9 million for the three months ended September 29, 2007 was primarily due to the Company’s purchases of short term investments exceeding maturities of short-term investments by approximately $21.4 million as well as additions of property and equipment of approximately $1.4 million. The Company’s cash used in investing activities of $3.1 million for the three months ended September 30, 2006 was primarily due to the Company’s purchase of short term investments exceeding maturities of short-term investments by approximately $2.1 million as well as additions of property and equipment of approximately $1.6 million.

The Company’s cash used in financing activities in the three months ended September 29, 2007 of $4.3 million was primarily the result of repurchases of the Company’s common stock which amounted to $5.0 million. This was partially offset by $667,000 in proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company’s cash used by financing activities in the three months ended September 30, 2006 of $4.5 million was primarily due to principal payments on short-term and long-term debts and capital leases of approximately $5.7 million on debt obligations assumed in the eCERA acquisition as well as repurchases of common stock of $1.8 million, offset in part by proceeds of approximately $2.0 million through the issuance of debt and approximately $930,000 from the sale of common stock in the Company’s employee stock plans.

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares on July 23, 2002. In fiscal year 2007, the Company repurchased 628,000 shares and by June 30, 2007, the Company had fulfilled the Board of Directors authorization of the repurchase of 2,000,000 shares at a cost of approximately $17.8 million.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Under the currently active authority, the Company repurchased 454,000 shares in the three months ended September 29, 2007 for an aggregate cost of $5.0 million. The Company has purchased a total of 756,000 shares under the current authority. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments including eCERA’s debt obligations at September 29, 2007 are as follows (in thousands):

	Payments Due by Period
Fiscal Year	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Operating leases	$7,184	$1,270	$2,355	$2,151	$1,408
Notes payable	686	394	292	—	—
Total obligations	$7,870	$1,664	$2,647	$2,151	$1,408

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

REVENUE RECOGNITION -The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the quarter ended September 29, 2007 the majority of the Company’s revenues were to distributors.

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

PRODUCT WARRANTY --- The Company offers a standard one-year product replacement warranty. In the past the company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

SHIPPING COSTS --- Shipping costs are charged to cost of revenues as incurred.

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

IMPAIRMENT OF INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which the Company adopted in fiscal 2002, the Company ceased amortizing its indefinite-lived intangible assets acquired in the acquisition of Saronix which is comprised of the SaRonix trade name. Accordingly, SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill other intangible assets existed in the three month period ended September 29, 2007.

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

STOCK BASED COMPENSATION. Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the forfeiture assumptions used in determining stock based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 29, 2007 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $124 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of September 29, 2007, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Mr. Alex C. Hui, and our Chief Financial Officer, Ms. Angela Chen, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Exchange Act as of September 29, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended June 30, 2007 by September 29, 2007.

Changes in Internal Control over Financial Reporting

As previously disclosed in our annual report on Form 10-K for the year ended June 30, 2007, we determined that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

We have begun to remediate this material weakness by reviewing our current processes and procedures, changing certain procedures where necessary and in certain areas, supplementing them with new procedures. We have evaluated our current staff and the tasks assigned to them, changing those assignments as appropriate under the current circumstances. We are interviewing candidates to bolster our staff to improve our ability to understand and comply with generally accepted accounting principles.

We consider the remediation of our material weakness in our internal control over financial reporting which we identified in the fiscal year ended June 30, 2007 a significant priority in the operation of the Company. We will continue our efforts in this regard and believe that we will achieve full remediation in the near future.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below.

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;

•	changes in the average selling price of our products;

•	general conditions in the semiconductor industry;

•	currency fluctuation that effect our foreign subsidiaries;

•	changes in our product mix;

•	a decline in the gross margins of our products;

•	the operating results of SaRonix-eCERA product line, which normally have a smaller profit margin;

•	expenses incurred respectively in obtaining, enforcing, and defending intellectual property rights;

•	the timing of new product introductions and announcements by us and by our competitors;

•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;

•	growth or reduction in the size of the market for interface ICs;

•	the availability of manufacturing capacity with our wafer suppliers;

•	changes in manufacturing costs;

•	fluctuations in manufacturing yields;

•	disqualification by our customers for quality or performance related issues;

•	the ability of customers to pay us; and

•	increased research and development expenses associated with new product introductions or process changes.

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

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer's or end-user's product or system at the design stage. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer or end-user's product and on the extent to which the system's design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

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
.
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

Statement of Accounting Standards (“SFAS”) No. 123(R) Share-Based Payments required the company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The adoption of this statement resulted in a negative impact on the Company’s reported results of operations. In general, from time to time, the government, courts and the financial accounting boards may issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

We determined that we had a material weakness in our internal control over financial reporting as of June 30, 2007. As a result, we are currently implementing supplemental procedures to ensure that our financial statements are fairly stated in all material respects. This process make take more time than we originally planned. The existence of one or more material weaknesses could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

We have performed the system and process documentation and evaluation needed to comply with section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Through such evaluation the Company has previously identified material weaknesses in its internal control over financial reporting. On June 30, 2007, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Because of this lack of sufficient staff, there were a number of internal control deficiencies. In addition, our external auditors proposed audit adjustments. Because of the number and nature of these significant deficiencies, when aggregated, we concluded we had a material weakness in internal control over financial reporting at June 30, 2007. In the aggregate, these control deficiencies could result in a misstatement in our account balances or disclosures which could cause a material misstatement in the consolidated financial statements that would not be prevented or detected. We intend to remediate this material weakness by implementing a plan to review and supplement our processes and procedures, including the recruitment of additional staff with the appropriate level of depth and skill in the application of generally accepted accounting principles, reviewing our training and oversight policies and re-examining our documentation and review procedures, as soon as is reasonably practical.

The Company believes that the new measures being developed will remediate all of the significant deficiencies but there can be no assurance, however, that other material weaknesses will not be identified in the future.

If further material weaknesses in our internal control are identified, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. Redesigning our products to comply with new regulations may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet new standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In fiscal 2007, 2006 and 2005 we purchased approximately 52%, 41% and 43%, respectively, of our wafers from MagnaChip. In addition, in fiscal 2007, 2006 and 2005 we purchased approximately 39%, 43% and 43% respectively, of our wafers from Chartered. In fiscal 2007, three other suppliers manufactured the remainder of our wafers. In fiscal 2006, three other suppliers manufactured the remainder of our wafers. In fiscal 2005, five other suppliers manufactured the remainder of our wafers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a "fabless" producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See ITEM 1A “Risk Factors; Factors That May Affect Operating Results - Our Acquisition of eCERA And Other Potential Future Acquisitions May Not Be Successful.”

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of eCERA, the concentration of our largest customers has been reduced, as the largest customers of eCERA are somewhat different than those of our core integrated circuit business and existing FCP business. We had one direct customer that accounted for more than 10% of net revenues during the three months ended September 29, 2007. As a percentage of gross revenues, sales to our top five direct customers during the three months ended September 29, 2007 totaled 22%.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 30, 2007 sales to our distributors were approximately 40% of net revenues as compared to approximately 39% of net revenues in the fiscal year ended July 1, 2006 and 51% for the fiscal year ended July 2, 2005. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from net sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from net sales outside of Asia and the United States. In fiscal year 2005, approximately 68% of our net revenues derived from sales in Asia and approximately 6% from net sales in Europe. We expect that export sales will continue to represent a significant portion of net revenues. We intend to expand our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2,000,000 shares. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 454,000 shares during the three months ended September 29, 2007, at an approximate cost of $5.0 million.

Our repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 10, 2007 to August 16, 2007	174,000	$10.52	475,832	1,524,168
August 29, 2007 to September 14, 2007	280,000	$11.18	755,832	1,244,168
Total	454,000	$10.93

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Amenment of Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Form 8-K, dated November 1, 2007, and incorporated herein by reference

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: November 13, 2007	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer