Form 10-Q/A
period 2007-09-29
PERICOM SEMICONDUCTOR CORP
filed 2007-12-13
CIK 1001426

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007 (the “Original Filing”). This Amendment is required to correct a typographical error in the Section 906 certifications filed as Exhibits 32.1 and 32.2 to the Original Filing. The corrected Section 906 certifications are filed with this Amendment as exhibits 32.1 and 32.2. The Original Filing, as amended hereby, continues to speak as of the date of the Original Filing and other disclosures have not been updated to speak of any later date.

Pericom Semiconductor Corporation

Form 10-Q/A for the Quarter Ended September 29, 2007

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

Pericom Semiconductor Corporation (Registrant)

Date: December 13, 2007	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer