Form 10-Q
period 2007-12-29
PERICOM SEMICONDUCTOR CORP
filed 2008-02-07
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Yes ☐ No ☒

As of February 5, 2008 the Registrant had outstanding 26,193,416 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 29, 2007

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 29,	June 30,
	2007	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$29,173
Short-term investments	105,828	42,268
Accounts receivable	25,459	19,621
Inventories	20,461	14,787
Prepaid expenses and other current assets	866	669
Deferred income taxes	3,666	4,280
Total current assets	164,944	110,798

Property and equipment – net	26,874	23,940
Investments in unconsolidated affiliates	9,963	9,619
Deferred income taxes – non-current	5,522	5,572
Long-term investments in marketable securities	17,881	59,574
Goodwill	1,325	1,348
Intangible assets	1,222	1,311
Other assets	2,922	2,073
Total	$230,653	$214,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,153	$12,553
Accrued liabilities	9,786	8,718
Current portion of long-term debt	-	392
Total current liabilities	25,939	21,663

Long-term debt	-	388
Deferred tax liabilities	797	797
Other long term liabilities	-	3
Minority interest in consolidated subsidiaries	1,018	906
Total liabilities	27,754	23,757

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 29, 2007, (26,215,000); June 30, 2007, (25,838,000)	138,548	135,887
Retained earnings	63,428	55,149
Accumulated other comprehensive income (loss)	923	(558)
Total shareholders’ equity	202,899	190,478
Total	$230,653	$214,235

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 30, 2007.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net revenues	$40,726	$30,842	$79,194	$61,668
Cost of revenues	25,694	20,176	50,161	40,570
Gross profit	15,032	10,666	29,033	21,098
Operating expenses:
Research and development	4,278	4,040	8,360	7,982
Selling, general and administrative	5,786	4,919	11,625	10,714
Total	10,064	8,959	19,985	18,696
Income from operations	4,968	1,707	9,048	2,402
Interest and other income	1,622	1,151	2,992	2,431
Other than temporary decline in value of investment	-	-	-	(1)
Income before income taxes	6,590	2,858	12,040	4,832
Income tax expense	2,344	691	4,035	1,311
Minority interest in income of consolidated subsidiaries	(19)	(21)	(16)	(30)
Equity in net income of unconsolidated affiliates	169	110	290	390
Net income	$4,396	$2,256	$8,279	$3,881
Basic income per share	$0.17	$0.09	$0.32	$0.15
Diluted income per share	$0.16	$0.08	$0.31	$0.15
Shares used in computing basic income per share	25,888	26,113	25,817	26,122
Shares used in computing diluted income per share	26,959	26,783	26,669	26,737

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 29,	December 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,279	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,656	3,094
Stock based compensation	1,158	1,076
Tax benefit related to stock based compensation plan	1,997	-
Excess tax benefit on stock based compensation	(1,084)	(106)
Loss on sale of short-term investments	-	6
Other than temporary decline in investment	-	1
(Gain) loss on disposal of assets	-	(73)
Equity in net income of unconsolidated affiliates	(330)	(390)
Deferred income taxes	676	321
Minority interest in subsidiary’s net income	112	30
Changes in assets and liabilities
Accounts receivable	(5,707)	1,061
Inventories	(5,599)	2,087
Prepaid expenses and other current assets	(195)	(227)
Other assets	(821)	(36)
Long term investment	-	(17)
Accounts payable	3,538	(101)
Other accrued liabilities	(984)	308
Other long term liabilities	(4)	(118)
Net cash provided by operating activities	3,692	10,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,432)	(2,982)
Net proceeds from sales of property and equipment	-	248
Purchase of short-term investments	(66,209)	(187,276)
Maturities of short-term investments	45,570	184,643
Change in restricted cash balance	-	337
Net cash used in investing activities	(26,071)	(5,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	6,741	2,527
Excess tax benefit on stock based compensation	1,084	106
Proceeds from short-term and long-term debts	-	2,738
Principal payments on long-term debt and capital leases	(784)	(7,137)
Repurchase of common stock	(5,238)	(2,771)
Net cash (used in) provided by financing activities	1,803	(4,537)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	67	(113)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,509)	1,117
CASH AND CASH EQUIVALENTS:
Beginning of period	29,173	12,577
End of period	$8,664	$13,694

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 29, 2007, the results of operations for the three and six months ended December 29, 2007 and December 30, 2006 and cash flows for the six months ended December 29, 2007 and December 30, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six month periods ended December 29, 2007 and December 30, 2006 are not necessarily indicative of the results to be expected for the entire year. The three and six month periods ended December 29, 2007 and December 30, 2006 each had 13 and 26 week periods, respectively.

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

	Purchase Price Allocation
		Deferred
	Revised	Tax	Original
(in thousands)	2007	Adjustment	2003
Current assets (includes deferred tax assets)	$8,471	$1,466	$7,005
Property and equipment	1,173	-	1,173
Building held for sale	1,532	-	1,532
Other assets (includes deferred tax assets)	616	-	616
Other intangible assets subject to amortization :
Customer backlog	320	-	320
Core developed technology	767	(422)	1,189
In process research and development	360	-	360
Supplier relationship	399	(502)	901
Trade name	415	(542)	957
Total assets acquired	14,053	-	14,053

Current liabilities	(4,422)	-	(4,422)
Total liabilities assumed	(4,422)	-	(4,422)

Net assets acquired	$9,631	$-	$9,631

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation. The Company purchased eCERA and its fifty percent-owned subsidiary, Azer, to ensure availability of frequency control products to meet customer demand as well as to drive cost efficiencies. The purchase price for eCERA, including net cash consideration of $14.7 million and assumed liabilities of approximately $19.7 million, totaled approximately $34.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining fifty percent of eCERA’s crystal blank manufacturing subsidiary, Azer. The Company exercised this right for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and Azer subsequently merged and eCERA was the surviving entity. eCERA wrote off Azer-related goodwill of $23,000 in the quarter ended December 29, 2007. eCERA changed its name to SaRonix-eCERA (hereafter referred to as “eCERA”) after the Company combined the operations of eCERA and SaRonix. eCERA has been a key supplier of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

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

	Purchase Price Allocation
		Deferred
		Tax
(in thousands)	Revised	Adjustment	Original
Current assets	$16,846	$998	$15,848
Property and equipment	14,646		14,646
Other assets	2,594	1,407	1,187
Goodwill	-	(566)	566
Other intangible assets subject to amortization :
Trade name	40	(238)	278
Core developed technology	160	(950)	1,110
Customer relations	111	(651)	762
Total assets acquired	34,397	-	34,397

Current liabilities	(12,269)	-	(12,269)
Long-term liabilities	(7,414)	-	(7,414)
Total liabilities assumed	(19,683)	-	(19,683)

Minority interest	(10)	-	(10)

Net assets acquired	$14,704	$-	$14,704

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

	December 29, 2007			June 30, 2007
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Supplier relationships	$110	$(85)	$25	$111	$(67)	$44
Trade name	40	(13)	27	40	(10)	30
Core developed technology	927	(525)	402	927	(488)	439
SaRonix supplier relationship	398	(45)	353	399	(13)	386

Total amortizable purchased intangible assets	1,475	(668)	807	1,477	(578)	899

SaRonix trade name	415	-	415	415	-	415
Foreign exchange effect	-	-	-	(2)	(1)	(3)

Total purchased intangible assets	$1,890	$(668)	$1,222	$1,890	$(579)	$1,311

Amortization expense related to finite-lived purchased intangible assets was approximately $45,000 and $89,000 for the three and six month periods ended December 29, 2007 and $46,000 and $92,000 for the three and six month periods ended December 30, 2006, respectively.

The Company performs an impairment review of its intangible assets at least annually, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of December 29, 2007. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately seven years. In fiscal 2007, the Company reviewed the SaRonix supplier relationship, determining that it had a finite life of six years and should be amortized over that expected useful life. We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-eCERA	$53	$28	$28	$28	$19
Expected amortization-SaRonix	117	117	117	117	117
	$170	$145	$145	$145	$136

4. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and six month periods ended December 29, 2007 and December 30, 2006 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net income	$4,396	$2,256	$8,279	$3,881
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,888	26,113	25,817	26,122

Basic earnings per share	$0.17	$0.09	$0.32	$0.15

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,888	26,113	25,817	26,122
Dilutive options using the treasury stock method	1,071	670	852	615
Shares used in computing diluted earnings per share	26,959	26,783	26,669	26,737

Diluted earnings per share	$0.16	$0.08	$0.31	$0.15

Options to purchase 1,032,000 and 1,854,000 shares of common stock were outstanding as of December 29, 2007, for the three and six months ended respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method. Likewise, for the three and six month periods ended December 30, 2006, 3,157,000 and 3,212,000 options to purchase common stock were outstanding respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method.

5. INVENTORIES

Inventories consist of:

	December 29,	June 30,
(in thousands)	2007	2007

Raw materials	$6,307	$4,570
Work in process	4,539	4,057
Finished goods	9,615	6,160
	$20,461	$14,787

The increased inventory levels are driven by higher sales levels, up 29% as compared with the fourth quarter of fiscal 2007, an increase in supplier lead times, and the need to build ahead for early shipments in the third quarter of fiscal 2008. The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of December 29, 2007, the Company had $7.7 million of written-off inventory as compared to $8.3 million at June 30, 2007. The Company attributes this overall reduction of approximately $609,000 in obsolete inventory between the six months ended December 29, 2007 and the fiscal year ended June 30, 2007 to sales of inventory previously reserved as well as physically scrapping a portion of the written-off inventory.

During the three months ended December 29, 2007 and December 30, 2006, gross profit benefited as a result of the sale of inventory of $328,000 and $356,000, respectively, that had been previously identified as excess and written down to zero. In addition, during the six month periods ended December 29, 2007 and December 30, 2006 gross profit benefited as a result from the sale of inventory of $590,000 and $866,000, respectively, that had been previously identified as excess and written down to zero.

6. ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 29,	June 30,
(in thousands)	2007	2007

Accrued compensation	$5,337	$4,515
Accrued income tax	2,124	2,159
External sales representative commissions	409	832
Other accrued expenses	1,916	1,212
	$9,786	$8,718

7. DEBT

As part of the acquisition of eCERA discussed in Note 2, the debt obligations assumed by the Company in the transaction totaled $14.9 million and consisted of long-term debt and short-term lines of credit. The Company repaid the lines of credit during 2007 and the balance of the long-term debt in the quarter ended December 29, 2007. The Company has no debt outstanding as of December 29, 2007.

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

One direct customer, a worldwide distributor, accounted for 13% of net revenues in the three and six months ended December 29, 2007, and one direct customer, an Asian distributor, accounted for 14% and 12% of net revenues in the three and six months ended December 30, 2006, respectively. At December 29, 2007 and December 30, 2006, no customers individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of December 29, 2007 and June 30, 2007:

	December 29,	June 30,
	2007	2007

Taiwan	74%	68%
United States	21%	24%
Other countries	5%	8%
Total	100%	100%

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six month periods ended December 29, 2007 and December 30, 2006:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

China (including Hong Kong)	38.1%	33.8%	38.7%	32.8%
Taiwan	29.7%	23.0%	29.4%	23.4%
United States	8.7%	13.1%	9.4%	14.6%
Singapore	5.9%	6.7%	5.4%	7.1%
Other (less than 10% each)	17.6%	23.4%	17.1%	22.1%

Total	100.0%	100.0%	100.0%	100.0%

9. STOCK REPURCHASE PROGRAM

In October 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares in July 2002. In fiscal year 2007, the Company repurchased 628,000 shares and by March 30, 2007, the Company had fulfilled the Board of Directors original authorization of the repurchase of 2,000,000 shares at a cost of approximately $17.8 million.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Under the currently active authority, the Company repurchased 471,000 shares in the six months ended December 29, 2007 for an aggregate cost of $5.2 million. The Company has purchased a total of 773,000 shares under the current authority. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. MINORITY INTEREST

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. This minority interest was approximately 7.48% of the outstanding shares at June 30, 2007. At December 29, 2007, the value of the minority interest in PTL was negligible. Parties other than Pericom Semiconductor Corporation own approximately 2.71% of the outstanding shares of eCERA. As of December 29, 2007, the minority interest in eCERA was valued at $1,018,000.

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of December 29, 2007, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 29, 2007 the Company had four stock option plans and one employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 5.6 million shares of common stock as of December 29, 2007 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options.

The Company may grant options at the fair value and not less than 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

The Company estimates the fair value of each employee option on the date of grant using the Black-Scholes option valuation model and expenses that value as compensation using a straight-line method over the option’s vesting period, which corresponds to the requisite employee service period. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes represent predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding periods and option forfeitures. The Company bases the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield corresponding to the expected life of the underlying option.

The value of the Company’s stock options granted under its stock option plans during the three months ended December 29, 2007 and December 30, 2006 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Expected Life	5.0 years	4.9 years
Risk-free interest rate	3.91%	4.74%
Volatility	44%	47%
Dividend Yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended December 29, 2007 and December 30, 2006 were $6.97 and $4.62, respectively.

The following table summarizes the Company’s stock option plans as of July 1, 2006 and changes during the following fiscal year and the six months ended December 29, 2007:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Options outstanding at July 1, 2006	5,277	$11.43	$16.5

Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97
Options outstanding at June 30, 2007	4,818	11.84	$10.2

Options granted (weighted average grant date fair value of $5.76)	524	13.08
Options exercised	(777)	8.03
Options forfeited or expired	(251)	13.56
Options outstanding at December 29, 2007	4,314	$12.57	$30.7

At December 29, 2007, 1,300,000 shares were available for future issuance under the option plans. The aggregate intrinsic value of options exercised during the three and six months ended December 29, 2007 was $5.3 million and $5.8 million, respectively. The status of options vested and expected to vest and options that are currently exercisable as of December 29, 2007 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (million)	4.0	3.1
Aggregate Intrinsic Value (million $)	$28.3	$21.3
Wtd. Avg. Contractual Term (years)	5.0	3.9
Wtd. Avg. Exercise Price	$12.74	$13.34

At December 29, 2007 the Company has unamortized stock-based compensation expense related to options of $4.7 million, which will be amortized to expense over a weighted average period of 2.9 years.

Additional information regarding options outstanding and exercisable as of December 29, 2007 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of 12/29/07	Weighted Ave. Remaining Contractual Term, years	Weighted Average Exercise Price	Number Exercisable as of 12/29/07	Weighted Average Exercise Price

$2.34	$8.03	991,000	4.11	$5.93	747,000	$5.27
$8.10	$10.50	928,000	7.08	$9.06	572,000	$9.07
$10.53	$13.40	866,000	6.79	$11.26	483,000	$11.63
$13.44	$17.25	863,000	4.90	$15.00	669,000	$14.70
$17.45	$37.22	666,000	2.66	$25.93	666,000	$25.93

$2.34	$37.22	4,314,000	5.22	$12.57	3,137,000	$13.34

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to replace the earlier 1997 Employee Stock Purchase Plan (together, “the Plans”). The Stock Purchase Plan allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under the Plans, of which 591,000 remain available at December 29, 2007 and which may be released at the Board of Directors’ discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares. During fiscal years 2007 and 2006, the Company issued 146,000 and 141,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.83 and $6.79, respectively. The weighted average fair value of the fiscal 2007 and 2006 awards were $2.49 and $2.11 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Expected Life	13.5 months	13.5 months
Risk-free interest rate	4.29%	4.99%
Volatility	47%	41%
Dividend Yield	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 29, 2007:

	Shares	Weighted Average Purchase Price

Beginning Available	663,910
Purchases	(73,216)	$6.96

Ending Available	590,694

At December 29, 2007, the Company had $546,000 in unamortized stock-based compensation related to its employee stock purchase plan. The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.3 years.

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

REPORTING STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense classified by Consolidated Statement of Operations reporting caption for the three and six months ended December 29, 2007 and December 30, 2006 generated from the plans mentioned above:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
(In Thousands)	2007	2006	2007	2006

Cost of goods sold	$44	$39	$73	$67
Research and development	201	242	351	461
Selling, general and administrative	405	279	734	548
Pre-tax stock-based compensation expense	650	560	1,158	1,076

Income tax	196	135	351	297
Net stock-based compensation expense	$454	$425	$807	$779

The amount of share-based compensation expense in inventory at December 29, 2007 and June 30, 2007 is immaterial.

12. INCOME TAXES

Accounting for Uncertainty in Income Taxes

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in its US and foreign returns with respect to any book-tax adjustments were highly certain, and accordingly the Company did not record any valuation adjustments against those positions. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. As of December 29, 2007, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and unused net operating loss carryforwards. The Company’s total amounts of unrecognized tax benefits as of December 29, 2007 amount to $974,000. All of this amount would affect the corporation’s tax rate if recognized. The tax years 2002 to 2006 remain open in the United States.

Income Tax Expense

Income tax expense for the six months ended December 29, 2007 and December 30, 2006 was $4.0 million and $1.3 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

13. INVESTMENT IN AFFILIATES

The Company has an approximate 44% ownership interest in Pericom Technology, Inc. (“PTI”). Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China (“China”). Condensed operating results of PTI were as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Revenue	$3,502	$2,601	$6,322	$6,001
Gross profit	1,737	1,230	3,088	3,067
Operating income	428	175	567	939
Net income	494	486	711	1,597

The Company also holds interests in various other privately held companies.

14. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains on available-for-sale investments and changes in translation gain (loss) generated by the Company’s consolidated subsidiaries. The components of other comprehensive income and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
(In Thousands)	2007	2006	2007	2006

Net income	$4,396	$2,256	$8,279	$3,881
Change in unrealized gain (loss) on securities available for sale	459	146	1,114	1,158
Income tax effect	-	(56)	-	(439)
Reclassification adjustment for gains on available for sale securities included in net income	-	16	-	12
Income tax effect	-	(6)	-	(4)
Translation (loss)	165	188	367	(109)
Comprehensive income	$5,020	$2,544	$9,760	$4,499

15. RECENTLY ISSUED ACCOUNTING STANDARDS

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning June 28, 2009. The Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning June 28, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the Company elects the fair value option be reported in earnings. The Company is required to adopt the provision of SFAS 159 for the Company’s fiscal year beginning June 29, 2008, although the FASB permits earlier adoption. The Company’s management is currently evaluating the impact that SFAS 159 will have on the consolidated balance sheet and the consolidated statements of operations and cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”) which is effective for the Company’s fiscal year beginning June 29, 2008 and for interim periods within that year. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact that SFAS 157 will have on its financial position, results of operations and liquidity.

16. SUBSEQUENT EVENT

On January 26, 2008, Pericom Semiconductor Corporation (the “Company”) entered into a Cooperation Agreement with the Jinan Hi-Tech Industries Development Zone Commission (the “Commission”) in the People’s Republic of China (the “PRC”) for the Company’s investment in the Jinan Hi-Tech Industries Development Zone (the “Zone”) that is located in Shandong Province, PRC. Under the Cooperation Agreement, the Company will, through a wholly-owned Hong Kong subsidiary, build a factory in the Zone for the development and manufacturing of frequency control products. It is expected that the Company’s total investment, over a period of years, will be approximately $35 million. The Company will acquire land use rights for 75 acres of land in the Zone and will construct a factory with an anticipated 13 surface mount device production lines. In support of the Company’s investment, the Commission has agreed to assist the Company to acquire tax incentives and preferential policies to the maximum extent permitted under PRC national and provincial laws and regulations. The Commission also will provide financial support to the Company based on the Company’s achievement of specified milestones, such as the completion of the factory’s construction and achievement of certain sales volumes. The Commission has also agreed to assist the Company with obtaining various governmental approvals, such as those relating to the establishment of the subsidiary and the construction and operation of the subsidiary.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; expectations regarding export sales and net revenues; expectations regarding the demand for our products; the expansion of sales efforts; acquisition prospects; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended June 30, 2007, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.1%	65.4%	63.3%	65.8%
Gross profit	36.9%	34.6%	36.7%	34.2%
Operating expenses:
Research and development	10.5%	13.1%	10.6%	12.9%
Selling, general and administrative	14.2%	16.0%	14.7%	17.4%
Total	24.7%	29.1%	25.3%	30.3%

Income from operations	12.2%	5.5%	11.4%	3.9%
Interest and other income	4.0%	3.7%	3.8%	3.9%
Income before income taxes	16.2%	9.2%	15.2%	7.8%

Income taxes	5.8%	2.2%	5.1%	2.1%
Equity in net income of investees	0.4%	0.3%	0.4%	0.6%

Net income	10.8%	7.3%	10.5%	6.3%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 29, 2007	December 30, 2006	% Change	December 29, 2007	December 30, 2006	% Change
Net revenues	$40,726	$30,842	32.0%	$79,194	$61,668	28.4%
% of net sales accounted for by top 5 direct customers (1)	36.6%	36.2%		36.4%	35.0%

Number of direct customers that each account for more than 10% of net sales	1	1		1	1

% of net sales accounted for by top 5 end customers (2)	21.8%	23.8%		21.9%	24.3%

Number of end customers that each account for more than 10% of gross sales	0	1		0	0

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

The Company holds a 97.29% interest in eCERA Comtek Corporation (“eCERA”). In the three month periods ended December 29, 2007 and December 30, 2006, net revenues from eCERA product sales were approximately $10.9 million and $8.2 million, respectively, while in the six month periods ended December 29, 2007 and December 30, 2006, net revenues from eCERA product sales were approximately $20.3 million and $16.6 million, respectively.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The increase in net revenues for the three month period ended December 29, 2007 compared with the same period of the prior year was primarily due to an 86% increase in the sales of analog switch products to $11.3 million and a 28% increase in sales of our FCP product family to $16.7 million. The increase in net revenues for the six month period ended December 29, 2007 compared with the same period of the prior year follows a similar pattern, with analog switch sales increasing 94% to $22.5 million and FCP product family sales increasing 22% to $32.0 million. Pricing for our higher margin analog switch, clock and connect products, many of which include proprietary technology, is more stable and we can generally offset price declines by introducing new products and reducing manufacturing costs.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six month periods ended December 29, 2007 and December 30, 2006:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
China (including Hong Kong)	38.1%	33.8%	38.7%	32.8%
Taiwan	29.7%	23.0%	29.4%	23.4%
United States	8.7%	13.1%	9.4%	14.6%
Singapore	5.9%	6.7%	5.4%	7.1%
Other (less than 10% each)	17.6%	23.4%	17.1%	22.1%

Total	100.0%	100.0%	100.0%	100.0%

For the three and six months ended December 29, 2007, as compared with the same periods of the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) and Taiwan increased as a result of an increasing demand for technological devices and a continuing concentration of contract manufacturing in those regions.

The semiconductor industry experienced an upturn in demand for its products during the quarter ended December 29, 2007 but customer demand for semiconductors can change quickly and unexpectedly. Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  Because of our lack of visibility into demand when turns orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Six Months Ended
	December 29,	December 30,	%	December 29,	December 30,	%
(In thousands)	2007	2006	Change	2007	2006	Change

Net revenues	$40,726	$30,842	32.0%	$79,194	$61,668	28.4%
Gross profit	15,032	10,666	40.9%	29,033	21,098	37.6%
Gross profit as a percentage of net revenues (gross margin)	36.9%	34.6%		36.7%	34.2%

The increase in gross profit for the three and six month periods ended December 29, 2007 compared with the same periods of the prior year was primarily due to significant increases in our sales of analog switches which carry above average margins. Sales of analog switches increased 86% and 94% for the three and six month periods ended December 29, 2007, respectively, from the same periods of the prior year. The increase in gross margin for the three and six month periods ended December 29, 2007 compared with the same periods of the prior year can be primarily attributable to higher margins from the Company’s focus IC products caused by improved product mix and a generally favorable pricing environment. These factors were partially offset by increased sales of lower margin FCP products.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin FCP products and our higher margin integrated circuit (IC) products. Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three and six months ended December 29, 2007, gross profit and gross margin benefited as a result of the sale of inventory of $328,000 and $590,000, respectively, that we had previously identified as excess and written down to zero value, as compared with $356,000 and $886,000, respectively, for the same periods of the prior year.

Research and Development
	Three Months Ended			Six Months Ended
	December 29,	December 30,	%	December 29,	December 30,	%
(In thousands)	2007	2006	Change	2007	2006	Change

Net revenues	$40,726	$30,842	32.0%	$79,194	$61,668	28.4%
Research and development	4,278	4,040	5.9%	8,360	7,982	4.7%

R&D as a percentage of net revenues	10.5%	13.1%		10.6%	12.9%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The expense increase for the three month period ended December 29, 2007 as compared to the same period of the prior year is attributable to increased salary and bonus costs of $256,000. The expense increase for the six month period ended December 29, 2007 as compared to the same period of the prior year is attributable to $497,000 of salary costs partially offset by reduced stock compensation (FAS123R) expense which decreased $110,000 as compared with the same period of the prior year.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success, and as a result expects to increase research and development expenses in future periods over the long term. In the short term, the Company intends to continue to focus on cost control while business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 29,	December 30,	%	December 29,	December 30,	%
(In thousands)	2007	2006	Change	2007	2006	Change

Net revenues	$40,726	$30,842	32.0%	$79,194	$61,668	28.4%
Selling, general and administration	5,786	4,919	17.6%	11,625	10,714	8.5%

SG&A as a percentage of net revenues	14.2%	16.0%		14.7%	17.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of $867,000 for the three month period ended December 29, 2007 as compared to the same period of the prior year is attributable to increased salary and bonus costs of $287,000, increased FAS 123R expense of $135,000, increased recruiting costs of $64,000, temporary labor increases of $107,000, and increased professional services fees of $126,000. The increases are primarily related to increased personnel and related expenses, both to support increased sales levels and to remediate previously reported deficiencies in disclosure controls (as discussed further in Part I Item 4). The expense increase of $911,000 for the six month period ended December 29, 2007 as compared to the same period of the prior year is attributable to increased salary costs of $599,000, increased FAS 123R expense of $187,000, and a temporary labor increase of $171,000. As a partial offset, professional service fees decreased $158,000 from the same period of fiscal 2007.

The Company anticipates that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent the Company achieves higher sales levels. The Company intends to continue its focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Interest and Other Income

	Three Months Ended			Six Months Ended
(In thousands)	December 29, 2007	December 30, 2006	% Change	December 29, 2007	December 30, 2006	% Change

Interest and other income	$1,622	$1,151	40.9%	$2,992	$2,431	23.1%

The increase in interest and other income for the three and six month periods ended December 29, 2007 as compared with the same periods of the prior year was in part due to higher invested balances, but primarily the result of higher rates of interest available for invested funds in fiscal 2008. For this reason the Company was able to generate approximately $1.6 and $3.0 million of net interest income for the three and six month periods ended December 29, 2007 as compared with $1.2 and $2.4 million for the same periods of the prior year.

Income Tax Expense

	Three Months Ended			Six Months Ended
(In thousands)	December 29, 2007	December 30, 2006	% Change	December 29, 2007	December 30, 2006	% Change

Pre-tax income	$6,590	$2,858	130.6%	$12,040	$4,832	149.2%
Income tax	2,344	691	239.2%	4,035	1,311	207.8%

Effective tax rate	36%	24%		34%	27%

The increase in income tax expense for the three and six months ended December 29, 2007 over the same period of the prior year is due to the significant increases in income before income taxes as well as an increase in the effective tax rate. The increased effective tax rate is due primarily to the mix of earnings between tax jurisdictions as well as a decrease in the anticipated benefit the Company receives from the Federal research and development credit due to the expiration of the credit as of December 31, 2007.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Six Months Ended
(In thousands)	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change

Equity in net income of unconsolidated affiliates	$169	$110	$59	$290	$390	$(100)

Equity in net income of unconsolidated affiliates is primarily the Company’s allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China, as well as income or losses realized from other investments accounted for under the equity method of accounting.. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, (“EITF 02-14”) in the quarter ended December 31, 2004. EITF 02-14 requires us to account for our investment in securities, other than common stock, of PTI using the equity method of accounting. We have invested in PTI using several different transactions over a period of years. Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted. Currently, we are accounting for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock. After all losses attributable to the Series A Preferred Stock round of financing have been recouped, the Company will begin to realize its share of PTI’s earnings at the Company’s overall percentage ownership of PTI. As of December 29, 2007 that percentage ownership is 44.2%. The Company’s allocated portion of income of unconsolidated affiliates increased to $166,000 for the three months ended December 29, 2007 from $110,000 for the comparable period of the prior year. For the six months ended December 29, 2007, the Company’s allocated portion of unconsolidated affiliate income was $290,000 as compared with $390,000 for the same period of the prior year, with the decrease due primarily to reduced sales and net income at PTI in the first quarter of fiscal 2008.

Liquidity and Capital Resources

As of December 29, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $132.4 million as compared with $131.0 million on June 30, 2007.

As of December 29, 2007, $8.7 million was classified as cash and cash equivalents compared with $29.2 million as of June 30, 2007. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the six month period ended December 29, 2007, the Company spent approximately $5.7 million on property and equipment compared to $3.0 million for the six month period ended December 30, 2006. The Company generated approximately $3.0 million of net interest income for the six month period ended December 29, 2007, an approximate $600,000 increase over the $2.4 million of net interest income for the six month period ended December 30, 2006. The increase in interest income was in part due to higher invested balances, but primarily the result of higher rates of interest available for invested funds in fiscal 2008. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $3.7 million for the six months ended December 29, 2007 was primarily the result of net income of $8.3 million, an increase in accounts payable of $3.5 million, and depreciation and amortization of approximately $2.7 million. These contributions to cash were partially offset by increases of accounts receivable and inventory of $5.7 million and $5.6 million, respectively. The Company’s net cash provided by operating activities of $10.8 million in the six months ended December 30, 2006 was primarily a result of net income of $3.9 million, a reduction in net inventories of $2.1 million, depreciation and amortization of approximately $3.1 million and non-cash stock based compensation expense of $1.1 million.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $26.1 million for the six months ended December 29, 2007 was primarily due to the Company’s purchases of short term investments exceeding maturities of short-term investments by approximately $20.6 million as well as additions to property and equipment of approximately $5.4 million. The Company’s cash used in investing activities of $5.0 million for the six months ended December 30, 2006 was primarily due to the Company’s purchase of short term investments exceeding maturities of short-term investments by approximately $2.6 million as well as additions of property and equipment of approximately $3.0 million.

The Company’s cash generated in financing activities for the six months ended December 29, 2007 of $1.8 million was the result of $6.7 million in proceeds generated from the issuance of common stock in the Company’s employee stock plans and $1.1 million excess tax benefit on stock-based compensation, partially offset by repurchases of the Company’s common stock at a cost of $5.2 million and $780,000 of principal payments on short-term and long-term debt. The Company’s cash used in financing activities in the six months ended December 30, 2006 of $4.5 million was primarily due to principal payments on short-term and long-term debt and capital leases of eCERA of approximately $7.1 million as well as repurchases of common stock of $2.8 million, offset in part by $2.7 million in proceeds from short and long term debt and approximately $2.5 million in proceeds generated from the sale of common stock from the Company’s employee stock plans.

In October 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company was authorized to repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares in July 2002. In fiscal year 2007, the Company repurchased 628,000 shares and by March 30, 2007, the Company had fulfilled the Board of Directors authorization of the repurchase of 2,000,000 shares at a cost of approximately $17.8 million.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares. Under this authority, the Company repurchased 471,000 shares in the six months ended December 29, 2007 for an aggregate cost of $5.2 million. The Company has purchased a total of 773,000 shares under the current authority. Current cash balances and the proceeds from stock option exercises and purchases in the employee stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments at December 29, 2007 are as follows (in thousands):

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$6,856	$1,255	$2,301	$2,167	$1,133

Total obligations	$6,856	$1,255	$2,301	$2,167	$1,133

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, defined by Regulation S-K item 303(a)(4), other than operating leases.

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

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision and net income; impairment of goodwill, other intangible assets and investments, which impacts the goodwill, intangible asset and investment accounts; and stock-based compensation, which impacts costs of goods sold and operating expenses. These policies and the estimates and judgments involved are discussed further below.

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 29, 2007 the majority of the Company’s revenues were from sales to distributors.

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

The market price for the Company’s products can be significantly different from the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from the distributor to their customer would result in low or negative margins to the distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period. The Company captures these historical SSD rates from its historical records to estimate the ultimate net sales price to the distributor.

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

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a return material authorization (RMA) being established. The Company is only obligated to accept returns of defective parts. For customer convenience, the Company may approve a particular return request even though it is not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned. The Company does not keep a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications.

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall, thus reducing SSD rates. Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in the distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount in accordance with Issue 4 of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

The revenue the Company records for sales to its distributors is net of estimated provisions for these programs. When determining this net revenue, the Company must make significant judgments and estimates. The Company’s estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and the Company’s estimates. The Company’s financial condition and operating results depend on its ability to make reliable estimates and management believes such estimates are reasonable.

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and written off if it has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory and resulting in material effects on our gross margin.

IMPAIRMENT OF INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which the Company adopted in fiscal 2002, the Company ceased amortizing its indefinite-lived intangible assets acquired in the acquisition of Saronix which consists of the SaRonix trade name. Accordingly, SFAS 142 requires that indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill other intangible assets existed in the three month period ended December 29, 2007.

INVESTMENTS. We have made investments including loans, bridge loans convertible to equity, or asset purchases as well as direct equity investments. These loans and investments are made with strategic intentions and have been in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the balance sheet and are carried at the lower of cost, or market if the investment has experienced an other-than-temporary decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if a decline in value is deemed to be other than temporary.

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

STOCK BASED COMPENSATION. Effective July 3, 2005, the Company adopted the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation or forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between, for example, the forfeiture assumptions used in determining stock based compensation costs and the actual forfeitures which become known over time, the Company may change the input factors used in determining stock based compensation costs. These changes may materially impact the Company’s results of operations in the period such changes are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 29, 2007 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $124 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of December 29, 2007, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Exchange Act as of December 29, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended June 30, 2007 by December 29, 2007.

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

We have begun to remediate this material weakness by reviewing our current processes and procedures, changing certain procedures where necessary and in certain areas, supplementing them with new procedures. We have evaluated our current staff and the tasks assigned to them, changing those assignments as appropriate under the current circumstances. During the quarter ended December 29, 2007, we added two new employees to our accounting staff. We continue to search for additional qualified candidates to bolster our staff and to improve our ability to understand and comply with generally accepted accounting principles.

We consider the remediation of our material weakness in our internal control over financial reporting which we identified in the fiscal year ended June 30, 2007 a significant priority in the operation of the Company. We will continue our efforts in this regard and believe that we will achieve full remediation in the near future.

Except for the changes described above, there have been no changes during the Company’s fiscal quarter ended December 29, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

FACTORS THAT MAY AFFECT OPERATING RESULTS`

A wide variety of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;
•	changes in the average selling price of our products;
•	general conditions in the semiconductor industry;
•	currency fluctuations that effect our foreign subsidiaries;
•	changes in our product mix;
•	a decline in the gross margins of our products;
•	the operating results of the FCP product line, which normally has a lower profit margin than IC products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;
•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the market for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us; and
•	increased research and development expenses associated with new product introductions or process changes.

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

We may also experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of new products, or other difficulties in achieving volume production of these products. Even relatively minor errors may significantly affect the development and manufacture of new products. If we fail to complete and introduce new products in a timely manner at competitive price and performance levels, our business would be significantly harmed.

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

We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions which may eliminate the need or sharply reduce the demand for our products in particular applications.

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

We determined that we had a material weakness in our internal control over financial reporting as of June 30, 2007. As a result, we are currently implementing supplemental procedures to ensure that our financial statements are fairly stated in all material respects. This process may take more time than we originally planned. The existence of one or more material weaknesses could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

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

We have performed the system and process documentation and evaluation needed to comply with section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Through such evaluation the Company has previously identified material weaknesses in its internal control over financial reporting. As of June 30, 2007, the Company identified it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Because of this lack of sufficient staff, there were a number of internal control deficiencies. In addition, our external auditors proposed audit adjustments. Because of the number and nature of these significant deficiencies, when aggregated, we concluded we had a material weakness in internal control over financial reporting at June 30, 2007. In the aggregate, these control deficiencies could result in a misstatement in our account balances or disclosures which could cause a material misstatement in the consolidated financial statements that would not be prevented or detected. We intend to remediate this material weakness by implementing a plan to review and supplement our processes and procedures, including the recruitment of additional staff with the appropriate level of depth and skill in the application of generally accepted accounting principles, reviewing our training and oversight policies and re-examining our documentation and review procedures, as soon as is reasonably practical.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. Redesigning our products to comply with new regulations may result in increased research and development and manufacturing and quality control costs. In addition, the products we manufacture that comply with new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet new standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. and MagnaChip Semiconductor, Inc. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 111 patents covering certain aspects of our product designs and have 13 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a "fabless" producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. As we have not previously operated a manufacturing facility, we may not be successful in operating the FCP facility, and as a consequence, there may be manufacturing related problems that affect our FCP products. See ITEM 1A “Risk Factors; Factors That May Affect Operating Results - Our Potential Future Acquisitions May Not Be Successful.”

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of eCERA, the concentration of our largest customers has been reduced, as the largest customers of eCERA are somewhat different than those of our core integrated circuit business and existing FCP business. We had one direct customer that accounted for more than 10% of net revenues during the six months ended December 29, 2007. As a percentage of gross revenues, sales to our top five direct customers during the six months ended December 29, 2007 totaled 36%.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 30, 2007, sales to our distributors were approximately 40% of net revenues as compared to approximately 39% of net revenues in the fiscal year ended July 1, 2006 and 51% for the fiscal year ended July 2, 2005. The decrease in the percentage of sales to our distributors as compared with the prior periods was due in part to lower sales to domestic distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry the product lines of our competitors, could decrease our revenues.

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

In general, the share purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer for 15% or more of our common stock is announced or commenced. After such event, our other stockholders may purchase additional shares of our common stock at 50% off of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by our Board of Directors since the rights may be redeemed by us at $0.001 per right at any time before any person or group acquire 15% or more of our outstanding common stock. These rights expire in March 2012.

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

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2,000,000 shares. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 471,000 shares in the six months ended December 29, 2007, at an approximate cost of $5.2 million. We have purchased a total of 773,000 shares under the current authority.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 10 to August 16, 2007	174,000	$10.52	475,832	1,524,168
August 29 to September 14, 2007	280,000	11.18	755,832	1,244,168
November 27 to December 7, 2007	17,334	16.14	773,166	1,226,834

Total	471,334	$11.12	773,166	1,226,834

Item 4. Submission of Matters to a Vote of Security Holders

The annual Meeting of Shareholders was held on December 12, 2007 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of five directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

Name of Director	Votes For	Votes Withheld
Alex Chiming Hui	22,799,815	1,317,792
Chi-Hung (John) Hui, Ph.D	20,913,017	3,204,590
Hau L. Lee, Ph.D.	22,094,116	2,023,491
Millard (Mel) Phelps	21,269,841	2,847,766
Siu-Weng Simon Wong, Ph.D.	23,382,536	735,071

2.	To ratify and approve the appointment of Burr, Pilger & Mayer LLP as the independent auditors for the Company for the fiscal year ending June 28, 2008.

Votes	Votes	Votes
For	Against	Abstained
23,943,460	161,174	12,973

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of the Registrant (as amended by an amendment adopted on October 31, 2007).
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date:	February 7, 2008	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

		By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer