Form 10-Q
period 2008-03-29
PERICOM SEMICONDUCTOR CORP
filed 2008-05-08
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of May 6, 2008 the Registrant had outstanding 25,328,899 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 29, 2008

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 29,	June 30,
	2008	2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,334	$29,173
Short-term investments	92,741	42,268
Accounts receivable	28,533	19,621
Inventories	18,988	14,787
Prepaid expenses and other current assets	967	669
Deferred income taxes	3,967	4,280
Total current assets	162,530	110,798

Property and equipment – net	28,941	23,940
Investments in unconsolidated affiliates	10,192	9,619
Deferred income taxes – non-current	5,434	5,572
Long-term investments in marketable securities	8,020	59,574
Goodwill	1,325	1,348
Intangible assets	1,186	1,311
Other assets	2,820	2,073
Total assets	$220,448	$214,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,160	$12,553
Accrued liabilities	9,789	8,718
Current portion of long-term debt	-	392
Total current liabilities	21,949	21,663

Long-term debt	-	388
Deferred tax liabilities	797	797
Other long term liabilities	-	3
Minority interest in consolidated subsidiaries	1,064	906
Total liabilities	23,810	23,757

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: March 29, 2008,
(25,292,000); June 30, 2007, (25,838,000)	125,238	135,887
Retained earnings	67,569	55,149
Accumulated other comprehensive income (loss)	3,831	(558)
Total shareholders’ equity	196,638	190,478
Total liabilities and shareholders' equity	$220,448	$214,235

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 30, 2007.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net revenues	$41,177	$30,182	$120,371	$91,850
Cost of revenues	25,709	19,960	75,870	60,530
Gross profit	15,468	10,222	44,501	31,320
Operating expenses:
Research and development	4,503	4,048	12,863	12,030
Selling, general and administrative	5,705	5,342	17,330	16,056
Total	10,208	9,390	30,193	28,086
Income from operations	5,260	832	14,308	3,234
Interest and other income	903	2,496	3,895	4,927
Other than temporary decline in value of investment	(52)	(5)	(52)	(6)
Income before income taxes	6,111	3,323	18,151	8,155
Income tax expense	2,054	788	6,089	2,099
Minority interest in income of consolidated subsidiaries	(47)	(7)	(63)	(37)
Equity in net income of unconsolidated affiliates	131	86	421	476
Net income	$4,141	$2,614	$12,420	$6,495
Basic income per share	$0.16	$0.10	$0.48	$0.25
Diluted income per share	$0.16	$0.10	$0.47	$0.24
Shares used in computing basic income per share	25,835	26,109	25,823	26,118
Shares used in computing diluted income per share	26,633	26,702	26,657	26,725

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,420	$6,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,126	4,661
Stock based compensation	1,743	1,519
Tax benefit related to stock based compensation plan	2,312	-
Excess tax benefit on stock based compensation	(1,287)	(111)
Loss on sale of short-term investments	-	47
Other than temporary decline in investment	-	6
Gain on disposal of assets	-	(73)
Equity in net income of unconsolidated affiliates	(421)	(476)
Deferred income taxes	531	517
Minority interest in subsidiary’s net income	158	37
Gain on sale of investment	-	(1,002)
Changes in assets and liabilities:
Accounts receivable	(8,167)	2,468
Inventories	(3,551)	2,583
Prepaid expenses and other current assets	(281)	(193)
Other assets	(728)	(50)
Long term investment	-	(17)
Accounts payable	(841)	1,215
Other accrued liabilities	(1,577)	(105)
Other long term liabilities	(3)	(393)
Net cash provided by operating activities	4,434	17,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,482)	(3,620)
Net proceeds from sales of property and equipment	-	248
Net proceeds from sale of investment	-	2,004
Purchase of investments	(66,242)	(339,777)
Maturities of investments	68,901	329,598
Change in restricted cash balance	-	648
Net cash used in investing activities	(4,823)	(10,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	7,730	2,998
Excess tax benefit on stock based compensation	1,287	111
Proceeds from short-term and long-term debts	-	2,738
Principal payments on long-term debt and capital leases	(784)	(9,821)
Repurchase of common stock	(20,122)	(6,045)
Net cash used in financing activities	(11,889)	(10,019)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	439	(243)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,839)	(4,033)
CASH AND CASH EQUIVALENTS:
Beginning of period	29,173	12,577
End of period	$17,334	$8,544
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,875	$791
Interest	$11	$140

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 29, 2008, the results of operations for the three and nine months ended March 29, 2008 and March 31, 2007 and cash flows for the nine months ended March 29, 2008 and March 31, 2007. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine month periods ended March 29, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for the entire year. The three and nine month periods ended March 29, 2008 and March 31, 2007 each had 13 and 39 week periods, respectively.

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

	Purchase Price Allocation
(in thousands)	Revised 2007	Deferred Tax Adjustment	Original 2003
Current assets (includes deferred tax assets)	$8,471	$1,466	$7,005
Property and equipment	1,173	-	1,173
Building held for sale	1,532	-	1,532
Other assets (includes deferred tax assets)	616	-	616
Other intangible assets subject to amortization :
Customer backlog	320	-	320
Core developed technology	767	(422)	1,189
In process research and development	360	-	360
Supplier relationship	399	(502)	901
Trade name	415	(542)	957
Total assets acquired	14,053	-	14,053

Current liabilities	(4,422)	-	(4,422)
Total liabilities assumed	(4,422)	-	(4,422)
Net assets acquired	$9,631	$-	$9,631

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

Jinan Cooperation Agreement

On January 26, 2008, the Company entered into a Cooperation Agreement with the Jinan Hi-Tech Industries Development Zone Commission (the “Commission”) in the People’s Republic of China (the “PRC”) for the Company’s investment in the Jinan Hi-Tech Industries Development Zone (the “Zone”) that is located in Shandong Province, PRC. Under the Cooperation Agreement, the Company will, through a wholly-owned Hong Kong subsidiary, Pericom Asia Ltd., build a factory in the Zone for the development and manufacturing of frequency control products. It is expected that the Company’s total investment, over a period of years, will be approximately $35 million. The Company will acquire land use rights for 75 acres of land in the Zone and will construct a factory with an anticipated 13 surface mount device production lines. In support of the Company’s investment, the Commission has agreed to assist the Company to acquire tax incentives and preferential policies to the maximum extent permitted under PRC national and provincial laws and regulations. The Commission also will provide financial support to the Company based on the Company’s achievement of specified milestones, such as the completion of the factory’s construction and achievement of certain sales volumes. The Commission has also agreed to assist the Company with obtaining various governmental approvals, such as those relating to the establishment of the subsidiary and the construction and operation of the subsidiary. The foregoing description of the Cooperation Agreement is qualified in its entirety by reference to the full text of the Cooperation Agreement, which is an exhibit to a Form 8-K/A, filed on May 5, 2008. As of March 29, 2008, the Company has established PSE Technology (Shandong) Corporation to develop and operate the factory.

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

	March 29, 2008			June 30, 2007
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$118	$(101)	$17	$111	$(67)	$44
eCERA trade name	43	(16)	27	40	(10)	30
Core developed technology	939	(548)	391	925	(489)	436
SaRonix supplier relationship	397	(61)	336	399	(13)	386

Total amortizable purchased intangible assets	1,497	(726)	771	1,475	(579)	896

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$1,912	$(726)	$1,186	$1,890	$(579)	$1,311

Amortization expense related to finite-lived purchased intangible assets was approximately $58,000 and $147,000 for the three and nine month periods ended March 29, 2008 and $46,000 and $138,000 for the three and nine month periods ended March 31, 2007, respectively.

The Company performs an impairment review of its intangible assets at least annually, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of March 29, 2008. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately five years. In June 2007, the Company reviewed the SaRonix supplier relationship, determining that it had a remaining life of six years and should be amortized over that expected useful life. We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-eCERA	$47	$31	$31	$31	$12
Expected amortization-SaRonix	117	117	117	117	117
	$164	$148	$148	$148	$129

4. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and nine month periods ended March 29, 2008 and March 31, 2007 are computed as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net income	$4,141	$2,614	$12,420	$6,495
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,835	26,109	25,823	26,118

Basic earnings per share	$0.16	$0.10	$0.48	$0.25
Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,835	26,109	25,823	26,118
Dilutive options using the treasury stock method	798	593	834	607
Shares used in computing diluted earnings per share	26,633	26,702	26,657	26,725

Diluted earnings per share	$0.16	$0.10	$0.47	$0.24

Options to purchase 1,706,000 and 1,805,000 shares of common stock were outstanding as of March 29, 2008, for the three and nine months ended respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method. Likewise, for the three and nine month periods ended March 31, 2007, 3,287,000 and 3,273,000 options to purchase common stock were outstanding respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method.

5. INVENTORIES

Inventories consist of:

	March 29,	June 30,
(in thousands)	2008	2007

Raw materials	$6,652	$4,570
Work in process	4,483	4,057
Finished goods	7,853	6,160
	$18,988	$14,787

The increased inventory levels are primarily the result of growth in sales, which were 31% higher in the third quarter of fiscal 2008 compared to sales in the fourth quarter of fiscal 2007, and cost-of-sales days in inventory are unchanged at 67 as of both March 29, 2008 and June 30, 2007. The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of March 29, 2008, the Company had $5.2 million of written-off inventory as compared to $8.3 million at June 30, 2007. The Company attributes this reduction of approximately $3.1 million in written-off inventory between March 29, 2008 and June 30, 2007 to physically scrapping a portion of the written-off inventory as well as selling of some of the previously written off inventory.

During the three months ended March 29, 2008 and March 31, 2007, gross profit benefited as a result of the sale of inventory of $364,000 and $356,000, respectively, that had been previously identified as excess and written down to zero. In addition, during nine month periods ended March 29, 2008 and March 31, 2007 gross profit benefited as a result from the sale of inventory of $954,000 and $1.2 million, respectively, that had been previously identified as excess and written down to zero.

6. ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 29,	June 30,
(in thousands)	2008	2007

Accrued compensation	$5,102	$4,515
Accrued income tax	2,645	2,159
External sales representative commissions	440	832
Other accrued expenses	1,602	1,212
	$9,789	$8,718

7. INDUSTRY AND SEGMENT INFORMATION

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

There were no end customers who accounted for 10% or more of net revenues and one direct customer, a distributor, who accounted for 16% and 14% of net revenues in the three and nine months ended March 29, 2008, respectively. There were no end customers who accounted for 10% or more of net revenues, and one direct customer, a distributor, who accounted for 15% of net revenues in the three months ended March 31, 2007. There was one end customer, a manufacturer, who accounted for 10% of net revenues, and one direct customer, a distributor, who accounted for 13% of net revenues in the nine months ended March 31, 2007. At March 29, 2008, one customer accounted for 12% of accounts receivable, whereas at March 31, 2007, no customers individually accounted for 10% or greater of accounts receivable.

The following table sets forth the Company’s long-lived assets by country of location as a percentage of total long-lived assets as of March 31, 2008 and June 30, 2007:

	March 29,	June 30,
	2008	2007

Taiwan	75%	68%
United States	20%	24%
Other countries	5%	8%
Total	100%	100%

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine month periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

China (including Hong Kong)	38.4%	40.5%	38.6%	35.4%
Taiwan	32.4%	24.8%	30.4%	23.8%
United States	9.2%	12.8%	9.4%	14.0%
Singapore	4.4%	5.8%	5.0%	6.6%
Other (less than 10% each)	15.6%	16.1%	16.6%	20.2%
Total	100.0%	100.0%	100.0%	100.0%

8. STOCK REPURCHASE PROGRAM

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

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Under the currently active authority, the Company repurchased 1,559,000 shares in the nine months ended March 29, 2008 for an aggregate cost of $20.1 million. The Company has purchased a total of 1,861,000 shares under the current authority.

On April 29, 2008 the Company’s Board of Directors authorized the repurchase of an additional $30 million of its common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

9. MINORITY INTEREST

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and eCERA, each of which have a minority interest. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. This minority interest was approximately 7.86% of the outstanding shares at March 29, 2008, and as of this date the value of the minority interest in PTL was negligible. Parties other than the Company own approximately 2.71% of the outstanding shares of eCERA at March 29, 2008, and as of this date the minority interest in eCERA was valued at $1,064,000.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of March 29, 2008, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 29, 2008, the Company had four stock option plans, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, and the 2004 Stock Incentive Plan.

Under the four stock option plans, the Company has reserved an aggregate of 5.6 million shares of common stock as of March 29, 2008 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended March 29, 2008 and March 31, 2007 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected Life	5.1 years	4.9 years
Risk-free interest rate	3.05%	4.79%
Volatility	45%	47%
Dividend Yield	-	-

The weighted average fair value of options granted during the three months ended March 29, 2008 and March 31, 2007 were $6.70 and $4.97, respectively.

The following table summarizes the Company’s stock option plans as of July 1, 2006 and changes during the following fiscal year and the nine months ended March 29, 2008:

	Outstanding Options
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
Options	Shares	Price	Value
	(in thousands)		(in millions)
Options outstanding at July 1, 2006	5,277	$11.43	$16.5

Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97
Options outstanding at June 30, 2007	4,818	11.84	$10.2

Options granted (weighted average grant date fair value of $5.94)	616	13.39
Options exercised	(918)	7.61
Options forfeited or expired	(279)	13.68
Options outstanding at March 29, 2008	4,237	$12.86	$14.8

At March 29, 2008, 1,226,000 shares were available for future issuance under the option plans. The aggregate intrinsic value of options exercised during the three and nine months ended March 29, 2008 was $1.2 million and $7.0 million, respectively. The status of options vested and expected to vest and options that are currently exercisable as of March 29, 2008 is as follows:

	Options
	Vested
	and	Options
	Expected	Currently
	to Vest	Exercisable
Shares (million)	3.9	3.1
Aggregate Intrinsic Value (million $)	$13.5	$10.5
Wtd. Avg. Contractual Term (years)	4.9	3.9
Wtd. Avg. Exercise Price	$13.04	$13.56

At March 29, 2008 the Company has unamortized stock-based compensation expense related to options of $4.5 million, which will be amortized to expense over a weighted average period of 2.8 years.

Additional information regarding options outstanding and exercisable as of March 29, 2008 is as follows:

		Options Outstanding			Exercisable Options
			Weighted
			Ave.	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of Exercise		Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices		as of 3/29/08	Term, years	Price	as of 3/29/08	Price

$2.34	$5.25	380,000	0.84	$4.27	380,000	$4.27
5.50	7.87	264,000	6.63	7.49	136,000	7.14
7.88	10.50	1,155,000	6.88	8.84	765,000	8.85
10.53	13.40	847,000	6.80	11.26	472,000	11.57
13.44	14.20	448,000	3.47	13.96	434,000	13.97
14.40	37.22	1,143,000	4.17	21.78	903,000	23.29

$2.34	$37.22	4,237,000	5.22	$12.86	3,090,000	$13.56

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to replace the earlier 1997 Employee Stock Purchase Plan (together, “the Plans”). The Stock Purchase Plan allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under the Plans, of which 569,000 remain available at March 29, 2008 and which may be released at the Board of Directors’ discretion. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares. During fiscal years 2007 and 2006, the Company issued 146,000 and 141,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.83 and $6.79, respectively. The weighted average fair value of the fiscal 2007 and 2006 awards were $2.49 and $2.11 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected Life	13.5 months	13.5 months
Risk-free interest rate	2.12%	5.07%
Volatility	55%	42%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 29, 2008:

	Shares	Weighted Average Purchase Price

Beginning Available	663,910
Purchases	(94,587)	$7.88

Ending Available	569,323

At March 29, 2008, the Company had $616,000 in unamortized stock-based compensation related to its employee stock purchase plan. The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.2 years.

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

REPORTING STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense classified by the Condensed Consolidated Statement of Operations reporting caption for the three and nine months ended March 29, 2008 and March 31, 2007 generated from the plans mentioned above:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(In Thousands)	2008	2007	2008	2007

Cost of revenues	$42	$33	$115	$101
Research and development	231	183	582	644
Selling, general and administrative	312	227	1046	774
Pre-tax stock-based compensation expense	585	443	1,743	1,519

Income tax	160	96	511	294
Net stock-based compensation expense	$425	$347	$1,232	$1,225

The amount of share-based compensation expense in inventory at March 29, 2008 and June 30, 2007 is immaterial.

11. INCOME TAXES

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in its US and foreign returns with respect to any book-tax adjustments were highly certain, and accordingly the Company did not record any valuation adjustments against those positions. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. As of March 29, 2008, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and unused net operating loss carryforwards. The Company’s total amount of unrecognized tax benefits as of March 29, 2008 was $1,039,000. All of this amount would affect the corporation’s tax rate if recognized. The tax years 2002 to 2006 remain open in the United States.

Income Tax Expense

Income tax expense for the nine months ended March 29, 2008 and March 31, 2007 was $6.1 million and $2.1 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

12. INVESTMENT IN AFFILIATES

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

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(in thousands)	2008	2007	2008	2007

Revenue	$2,301	$2,542	$8,623	$8,543
Gross profit	1,202	1,554	4,290	4,621
Operating income	169	239	736	1,178
Net income	199	277	910	1,874

The Company also holds interests in various other privately held companies.

13. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains on available-for-sale investments and changes in translation gain (loss) generated by the Company’s consolidated subsidiaries. The components of other comprehensive income and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(In thousands)	2008	2007	2008	2007

Net income	$4,141	$2,614	$12,420	$6,495
Change in unrealized gain (loss) on securities available for sale	742	542	1,856	1,700
Income tax effect	(422)	(156)	(422)	(595)
Reclassification adjustment for gains on available	-		-
for sale securities included in net income	-	3	-	15
Income tax effect	-	(1)	-	(5)
Translation (loss)	2,588	(283)	2,955	(392)
Comprehensive income	$7,049	$2,719	$16,809	$7,218

14. RECENTLY ISSUED ACCOUNTING STANDARDS

 In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning June 28, 2009. The Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements.

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

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 (“Form 10-K”).

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended June 30, 2007, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(unaudited)	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.4%	66.1%	63.0%	65.9%
Gross profit	37.6%	33.9%	37.0%	34.1%
Operating expenses:
Research and development	10.9%	13.4%	10.7%	13.1%
Selling, general and administrative	13.9%	17.7%	14.4%	17.5%
Total	24.8%	31.1%	25.1%	30.6%

Income from operations	12.8%	2.8%	11.9%	3.5%
Interest and other income	2.2%	8.2%	3.2%	5.4%
Other than temporary decline in value of investment	(0.1)%	(0.1)%	0.0%	0.0%
Income before income taxes	14.9%	10.9%	15.1%	8.9%

Income taxes	5.0%	2.6%	5.1%	2.3%
Minority interest in (income) loss of consolidated subsidiaries	(0.1)%	0.0%	0.0%	0.0%
Equity in net income of investees	0.3%	0.3%	0.3%	0.5%

Net income	10.1%	8.6%	10.3%	7.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 29,	March 31,	%	March 29,	March 31,	%
(in thousands)	2008	2007	Change	2008	2007	Change
(unaudited)
Net revenues	$41,177	$30,182	36.4%	$120,371	$91,850	31.1%
% of net sales accounted for by top 5 direct customers (1)	41.6%	37.5%		38.1%	35.3%
Number of direct customers that each account for more than 10% of net sales	1	1		1	1
% of net sales accounted for by top 5 end customers (2)	22.2%	23.4%		21.8%	24.0%
Number of end customers that each account for more than 10% of gross sales	0	0		0	1

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. The 36.4% increase in net revenues for the three month period ended March 29, 2008 compared with the same period of the prior year was primarily due to a 68% increase in the sales of analog switch products to $10.9 million and a 31% increase in sales of our FCP product family to $16.7 million. The 31.1% increase in net revenues for the nine month period ended March 29, 2008 compared with the same period of the prior year follows a similar pattern, with analog switch sales increasing 85% to $33.4 million and FCP product family sales increasing 25% to $48.7 million. Pricing for our higher margin analog switch, clock and connect products, many of which include proprietary technology, is more stable and we can generally offset price declines by introducing new products and reducing manufacturing costs.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine month periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(unaudited)	2008	2007	2008	2007
China (including Hong Kong)	38.4%	40.5%	38.6%	35.4%
Taiwan	32.4%	24.8%	30.4%	23.8%
United States	9.2%	12.8%	9.4%	14.0%
Singapore	4.4%	5.8%	5.0%	6.6%
Other (less than 10% each)	15.6%	16.1%	16.6%	20.2%

Total	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended March 29, 2008, as compared with the same periods of the prior year, the percentage of our net revenues derived from sales to China (including Hong Kong) and Taiwan increased as a result of an increasing demand for technological devices and a continuing concentration of contract manufacturing in those regions.

The semiconductor industry experienced a softening in demand for its products during the seasonally slower quarter ended March 29, 2008, and customer demand for semiconductors can change quickly and unexpectedly. Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  When turns orders predominate, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,	%	March 29,	March 31,	%
(unaudited)	2008	2007	Change	2008	2007	Change

Net revenues	$41,177	$30,182	36.4%	$120,371	$91,850	31.1%
Gross profit	15,468	10,222	51.3%	44,501	31,320	42.1%
Gross profit as a percentage of net revenues (gross margin)	37.6%	33.9%		37.0%	34.1%

The increase in gross profit for the three and nine month periods ended March 29, 2008 compared with the same periods of the prior year was primarily due to significant increases in our sales of analog switches which carry above average margins. Sales of analog switches increased 68% and 85% for the three and nine month periods ended March 29, 2008, respectively, from the same periods of the prior year. The increase in gross margin for the three and nine month periods ended March 29, 2008 compared with the same periods of the prior year can be primarily attributable to greater rates of growth in sales of the Company’s higher margin focus IC products as compared with lower sales growth rates in the relatively lower margin FCP products.

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

During the three and nine months ended March 29, 2008, gross profit and gross margin benefited as a result of the sale of inventory of $364,000 and $954,000, respectively, that we had previously identified as excess and written down to zero value, as compared with $356,000 and $1.2 million, respectively, for the same periods of the prior year.

Research and Development

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,	%	March 29,	March 31,	%
(unaudited)	2008	2007	Change	2008	2007	Change

Net revenues	$41,177	$30,182	36.4%	$120,371	$91,850	31.1%
Research and development	4,503	4,048	11.2%	12,863	12,030	6.9%

R&D as a percentage of net revenues	10.9%	13.4%		10.7%	13.1%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $455,000 expense increase for the three month period ended March 29, 2008 as compared to the same period of the prior year is primarily attributable to increased fabrication, board, and mask costs of $209,000 and increased design and other consultant costs of $127,000. The $833,000 expense increase for the nine month period ended March 29, 2008 as compared to the same period of the prior year is attributable to increases of $499,000 in salary costs, $144,000 in fabrication and assembly, and $134,000 in design and other consultants. As a result of cost control in R&D expenses coupled with strong revenue growth, R&D expenses have declined to 10.7% of revenues for the first nine months of fiscal 2008 as compared with 13.1% for the same period of fiscal 2007.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,	%	March 29,	March 31,	%
(Unaudited)	2008	2007	Change	2008	2007	Change

Net revenues	$41,177	$30,182	36.4%	$120,371	$91,850	31.1%
Selling, general and administration	5,705	5,342	6.8%	17,330	16,056	7.9%

SG&A as a percentage of net revenues	13.9%	17.7%		14.4%	17.5%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $363,000 expense increase for the three month period ended March 29, 2008 as compared to the same period of the prior year is attributable to increased sales commissions of $193,000, increased stock compensation expense of $85,000, increased recruiting costs of $65,000, temporary labor increases of $62,000, and $144,000 of increased freight costs, partially offset by a $196,000 reduction in professional services fees. The expense increase of $1.3 million for the nine month period ended March 29, 2008 as compared to the same period of the prior year is attributable to increased salary, bonus and commissions of $740,000, increased stock compensation expense of $272,000, and a temporary labor increase of $260,000. As a partial offset, professional service fees decreased $354,000 from the same period of fiscal 2007. The increases for the three and nine month periods of fiscal 2008 are primarily related to increased personnel and related expenses to support increased sales levels and to support the Company’s efforts to improve its accounting systems. The reduction in professional service fees primarily reflects the cost of work performed for Section 404 of the Sarbanes Oxley Act in fiscal 2007.

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

Interest and Other Income

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,	%	March 29,	March 31,	%
(Unaudited)	2008	2007	Change	2008	2007	Change

Interest income, net	$1,322	$1,367	-3.3%	$4,328	$3,665	18.1%
Exchange gain (loss)	(419)	138		(350)	271
Other income (expense)	-	991		(83)	991	-
Interest and other income	$903	$2,496	-63.8%	$3,895	$4,927	-20.9%

Net interest income declined 3.3% for the three months ended March 29, 2008 as compared with the same period of the prior year due to a reduction in invested balances, primarily as a result of stock repurchase activity. For the nine months ended March 29, 2008 as compared with the same period of the prior year net interest income increased primarily as a result of higher rates of interest available for invested funds during fiscal 2008. The Company experienced an exchange loss for the three and nine month periods of fiscal 2008 as the U.S. dollar weakened approximately 7% against the New Taiwan Dollar. Other income for the three and nine month periods of fiscal 2007 reflect a gain of $1.0 million resulting from the sale of 50% of an investment in a privately-held semiconductor company.

Income Tax Expense

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,	%	March 29,	March 31,	%
(Unaudited)	2008	2007	Change	2008	2007	Change

Pre-tax income	$6,111	$3,323	83.9%	$18,154	$8,155	122.6%
Income tax	2,054	788	160.7%	6,089	2,099	190.1%

Effective tax rate	34%	24%		34%	26%

The increase in income tax expense for the three and nine months ended March 29, 2008 over the same periods of the prior year is due to the significant increases in income before income taxes as well as an increase in the effective tax rate. The increased effective tax rate is due primarily to the mix of earnings between tax jurisdictions as well as a decrease in the anticipated benefit the Company receives from the Federal research and development credit due to the expiration of the credit as of December 31, 2007.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Nine Months Ended
(In thousands)	March 29,	March 31,		March 29,	March 31,
(Unaudited)	2008	2007	Change	2008	2007	Change

Equity in net income of unconsolidated affiliates	$131	$86	$45	$421	$476	$(55)

Equity in net income of unconsolidated affiliates includes the Company’s allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China, as well as income or losses realized from other investments accounted for under the equity method of accounting. PTI was formed by Pericom and certain Pericom shareholders in 1994 to develop and market semiconductors in China and certain other Asian countries. The Company adopted Emerging Issue Task Force (“EITF”) Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, (“EITF 02-14”) in the quarter ended December 31, 2004. EITF 02-14 requires us to account for our investment in securities, other than common stock, of PTI using the equity method of accounting. We have invested in PTI using several different transactions over a period of years. Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted. Until recently, we accounted for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock. During the current quarter, all losses attributable to the Series A Preferred Stock round of financing were recouped, and late in the quarter we began to realize our share of PTI’s earnings at the Company’s overall percentage ownership of PTI. As of March 29, 2008 that percentage ownership is 44.2%. The Company’s allocated portion of PTI’s results decreased slightly to income of $54,000 for the three months ended March 29, 2008 from $69,000 for the comparable period of the prior year. For the nine months ended March 29, 2008 , the Company’s allocated portion of PTI’s results decreased to income of $232,000 as compared with $468,000 for the same period of the prior year, with the decrease due primarily to reduced sales and net income at PTI in the first quarter of fiscal 2008.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of eCERA, and eCERA has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 29, 2008, the Company’s allocated portion of JCP’s results were income of $78,000 and $218,000, respectively, as compared with income of $20,000 and $12,000 for the same periods of the prior year.

Liquidity and Capital Resources

As of March 29, 2008, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $118.1 million as compared with $131.0 million on June 30, 2007.

As of March 29, 2008, $17.3 million was classified as cash and cash equivalents compared with $29.2 million as of June 30, 2007. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the nine month period ended March 29, 2008, the Company spent approximately $7.5 million on property and equipment compared to $3.6 million for the nine month period ended March 31, 2007. The Company generated approximately $4.3 million of net interest income for the nine month period ended March 29, 2008, an approximate $663,000 increase over the $3.7 million of net interest income for the nine month period ended March 31, 2007. The increase in interest income was in part due to higher invested balances for a portion of the year, but primarily the result of higher rates of interest available for invested funds in the first half of fiscal 2008. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $4.4 million for the nine months ended March 29, 2008 was primarily the result of net income of $12.4 million and non-cash expenses of $8.1 million, including depreciation and amortization of approximately $4.1 million, stock-based compensation expense of $1.7 million, and tax benefit related to stock-based compensation of $2.3 million. These contributions to cash were partially offset by increases of accounts receivable and inventory of $8.2 million and $3.6 million, respectively and decreases in accounts payable and other accrued liabilities of $841,000 and $1.6 million, respectively. The Company’s net cash provided by operating activities of $17.1 million in the nine months ended March 31, 2007 was primarily a result of net income of $6.5 million, a reduction in net inventories of $2.6 million, accounts receivable of $2.5 million and non-cash expenses of $4.6 million, including depreciation and amortization of approximately $4.7 million and stock-based compensation expense of $1.5 million, which were partially offset by gain on sale of investment of $1.0 million and equity in net income of unconsolidated affiliates of $476,000.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $4.8 million for the nine months ended March 29, 2008 was primarily due to additions to property and equipment of approximately $7.5 million partially offset by maturities of investments exceeding purchases of investments by approximately $2.7 million. The Company’s cash used in investing activities of $10.9 million for the nine months ended March 31, 2007 was primarily due to the Company’s purchase of investments exceeding maturities of investments by approximately $10.2 million as well as additions of property and equipment of approximately $3.6 million. This cash usage was partially offset by net proceeds from the sale of 50% of an investment in a privately-held semiconductor company, which yielded proceeds of approximately $2.0 million, and the reduction in restricted cash balances of $648,000.

The Company’s cash used in financing activities for the nine months ended March 29, 2008 of $11.9 million was the result of repurchases of the Company’s common stock at a cost of $20.1 million and $784,000 of principal payments on short-term and long-term debt, partially offset by $7.7 million in proceeds generated from the issuance of common stock in the Company’s employee stock plans and $1.3 million excess tax benefit on stock-based compensation. The Company’s cash used in financing activities in the nine months ended March 31, 2007 of $10.0 million was primarily due to principal payments on short-term, long-term debts and capital leases of eCERA of approximately $9.8 million as well as repurchases of common stock of $6.0 million, which were offset in part by $2.7 million in proceeds from short and long term debt and approximately $3.0 million in proceeds generated from the sale of common stock from the Company’s employee stock plans.

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

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares. Under this authority, the Company repurchased 1,559,000 shares in the nine months ended March 29, 2008 for an aggregate cost of $20.1 million. The Company has purchased a total of 1,861,000 shares under the current authority. Current cash balances and the proceeds from stock option exercises and purchases in the employee stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

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

The Company’s contractual obligations and commitments at March 29, 2008 are as follows (in thousands):

		Payments Due by Period
(In thousands)		Less than 1	1 – 3	3 – 5
(Unaudited)	Total	Year	Years	Years	Thereafter
Operating leases	$6,560	$1,279	$2,247	$2,184	$850
Total obligations	$6,560	$1,279	$2,247	$2,184	$850

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

REVENUE RECOGNITION –The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 29, 2008 the majority of the Company’s revenues were from sales to distributors.

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

SHIPPING COSTS— Shipping costs are charged to cost of revenues as incurred.

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

IMPAIRMENT OF INTANGIBLE ASSETS. As required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which the Company adopted in fiscal 2002, the Company ceased amortizing its indefinite-lived intangible assets acquired in the acquisition of Saronix which consists of the SaRonix trade name. Accordingly, SFAS 142 requires that indefinite-lived intangible assets be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also reviews other intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. The Company determined that no impairment of goodwill other intangible assets existed in the three month period ended March 29, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 29, 2008 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $101 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. For example, if market interest rates were to increase immediately and uniformly by 10% per annum from levels as of March 29, 2008, the fair market value of the portfolio would decrease. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Exchange Act as of March 29, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been improved as a result of the completion of the corrective actions discussed below. Our Chief Executive Officer and Chief Financial Officer were not able, however, to conclude that our disclosure controls and procedures were effective as of March 29, 2008 because the testing of the effectiveness of such corrective actions has not yet been completed. We expect that the testing of the effectiveness of such corrective actions will be substantially completed during the quarter ending June 28, 2008 and following the end of such quarter in connection with management’s assessment of the effectiveness of our internal control over financial reporting as of June 28, 2008.

Changes in Internal Control over Financial Reporting

As disclosed in our annual report on Form 10-K for the year ended June 30, 2007, we previously determined that there was a material weakness in our internal control over financial reporting as of June 30, 2007 as the result of our not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Because of this lack of sufficient staff, we identified a number of significant internal control deficiencies, the number and nature of which, when aggregated, led us to conclude that we had a material weakness in internal control over financial reporting as of June 30, 2007.

During the quarter ended March 29, 2008, we completed the implementation of corrective actions that we felt were necessary to remediate the internal control deficiencies. Over the past several quarters we undertook a review of our processes and procedures and changed or supplemented such processes and procedures as appropriate to remediate the internal control deficiencies. We have also hired additional staff, either on a permanent or consulting basis, with the appropriate level of depth and skill in the application of generally accepted accounting principles. We expect that the testing of the effectiveness of such corrective actions to determine whether the internal control deficiencies have been remediated will be substantially completed during the quarter ending June 28, 2008 and following the end of such quarter in connection with management’s assessment of the effectiveness of our internal control over financial reporting as of June 28, 2008.

Except for the changes described above, there have been no changes during the Company’s fiscal quarter ended March 29, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We determined that we had a material weakness in our internal control over financial reporting as of June 30, 2007. During the quarter ended March 29, 2008, we completed the implementation of corrective actions. However, the testing of the effectiveness of such corrective actions has not yet been completed. There is no guarantee that the corrective actions we have taken will remediate the material weakness and this could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.

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

We have performed the system and process documentation and evaluation needed to comply with section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Through such evaluation the Company has previously identified material weaknesses in its internal control over financial reporting. As of June 30, 2007, the Company identified it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Because of this lack of sufficient staff, there were a number of internal control deficiencies. In addition, our external auditors proposed audit adjustments. Because of the number and nature of these significant deficiencies, when aggregated, we concluded we had a material weakness in internal control over financial reporting at June 30, 2007. In the aggregate, these control deficiencies could result in a misstatement in our account balances or disclosures which could cause a material misstatement in the consolidated financial statements that would not be prevented or detected. During the quarter ended March 29, 2008, we completed the implementation of corrective actions that we felt were necessary to remediate the internal control deficiencies. Over the past several quarters we undertook a review of our processes and procedures and changed or supplemented such processes and procedures as appropriate to remediate the internal control deficiencies. We have also hired additional staff, either on a permanent or consulting basis, with the appropriate level of depth and skill in the application of generally accepted accounting principles. We expect that the testing of the effectiveness of such corrective actions to determine whether the internal control deficiencies have been remediated will be substantially completed during the quarter ending June 28, 2008 and following the end of such quarter in connection with management’s assessment of the effectiveness of our internal control over financial reporting as of June 28, 2008.

There is no guarantee, however, that upon completion of testing of the effectiveness of the corrective actions that we will conclude our internal control over financial reporting is effective. Furthermore, there is no assurance that other material weaknesses will not be identified in the future.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 114 patents covering certain aspects of our product designs and have 10 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of eCERA, the concentration of our largest customers has been reduced, as the largest customers of eCERA are somewhat different than those of our core integrated circuit business and existing FCP business. We had one direct customer that accounted for more than 10% of net revenues during the nine months ended March 29, 2008. As a percentage of gross revenues, sales to our top five direct customers during the nine months ended March 29, 2008 totaled 38%.

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

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2,000,000 shares. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 1,559,000 shares in the nine months ended March 29, 2008, at an approximate cost of $20.1 million. We have purchased a total of 1,861,000 shares under the current authority.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
August 10 to August 16, 2007	174,000	$10.52	475,832	1,524,168
August 29 to September 14, 2007	280,000	11.18	755,832	1,244,168
November 27 to December 7, 2007	17,334	16.14	773,166	1,226,834
February 5 to March 10, 2008	1,087,644	13.68	1,860,810	139,190

Total	1,558,978	$12.91	1,860,810	139,190

On April 29, 2008 the Company’s Board of Directors authorized the repurchase of an additional $30 million of its common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, attached as Exhibit 10.1 to the Company’s Form 8-K/A, filed May 5, 2008, and incorporated herein by reference.

10.2	Forms of restricted stock award agreements under Pericom 2001 and 2004 stock incentive plans
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: May 7, 2008	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer