Form 10-K
period 2008-06-28
PERICOM SEMICONDUCTOR CORP
filed 2008-09-11
CIK 1001426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 28, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission File Number 0-27026
Pericom Semiconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3545 North First Street
San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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
Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 28, 2007 as reported by the NASDAQ National Market was approximately $449,344,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 9, 2008 the Registrant had outstanding 25,561,159 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 11, 2008, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 28, 2008

PART I

EXPLANATORY NOTE

As used in this Form 10K, the term “fiscal 2008” refers to our fiscal year ended June 28, 2008, the term “fiscal 2007” refers to our fiscal year ended June 30, 2007 and the term “fiscal 2006” refers to our fiscal year ended July 1, 2006.

ITEM 1. BUSINESS

Pericom Semiconductor Corporation (the “Company” or “Pericom”) designs, develops and markets high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today's advanced electronic systems. Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phone, GPS and digital media players.

INDUSTRY BACKGROUND - OVERVIEW

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

Development of high-performance personal computer requirements for higher network performance and increased levels of connectivity among different types of electronic devices drive the demand for new and varying types of high-speed, high-performance signal conditioning, connectivity and timing products to handle the conditioning, routing, bridging and timing of digital and analog signals at high speeds with minimal loss of signal quality. High-speed signal transfer is essential to maximize the speed and bandwidth of the microprocessor, the memory and the LAN or WAN. High signal quality is equally essential for optimal balance between high data transmission rates and reliable system operation. Without high signal quality, transmission errors occur, resulting in retransmissions and hence lower throughput and system reliability, as bandwidth increases. The same market pressures imposed on microprocessors also drive the market requirements for connectivity and timing products, and include higher speed, reduced power consumption, lower voltage operation, smaller size and higher levels of integration.

Our FCPs are devices incorporating quartz crystal resonators. Quartz crystals have the physical property such that, when stimulated electrically, they resonate at a precise and consistent frequency. A crystal oscillator, combining a quartz crystal and a simple electronic circuit, also generates a signal at a precise and consistent frequency. All types of crystal oscillators are clocks in the sense that they provide a frequency reference for various electronic systems.

The continuing increase in electronic sophistication, as well as the penetration and proliferation of electronic products into new consumer and commercial applications, puts new demands on frequency control devices. This creates both technological challenges and new business opportunities for products offering faster speeds, tighter frequency tolerance, higher stability relative to temperature, smaller surface-mountable packaging and lower unit cost.

Connectivity, switching, and timing products are used to enable higher system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, wireless base-stations, cell phones, digital cameras and digital TVs. We pioneer technology in each of these areas as demonstrated in the development and implementation of our wide variety of serial protocol product families. An example is our PCI Express technology across our interface, switching, bridging and timing product areas. PCI Express is a relatively new industry-standard serial protocol developed to offer higher bandwidth to and from the CPU chipset and peripherals like Ethernet, USB, video, and other types of connectivity devices. Almost every market segment and end product application is adopting PCI Express as the new serial high-speed signal path. As a serial protocol, PCI Express can offer many times the bandwidth of PCI, the industry-standard parallel protocol that preceded PCI Express. PCI Express allows new cost-effective means to send high-speed signals longer distances.

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second. The problems associated with signal quality that must be addressed by the connectivity IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals. The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation - such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference or ‘EMI’ - must be minimal. In short, high-speed signal integrity is essential for state-of-the-art electronic systems to function reliably and cost effectively. Our signal conditioning technology and resulting products address these critical issues, and support the major serial high-speed protocols including Gigabit Ethernet, PCI Express, high definition multimedia interface (HDMI), universal serial bus (USB), serial advanced technology architecture (SATA), statistical analysis software (SAS) and DisplayPort. Pericom refers to its signal conditioning products as ‘ReDrivers™’.

High frequency and high data transfer rates are critical in the reliability of systems prevalent in the major market trends of today. Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries. Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers. While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates. These factors all increase the need for very high-speed, high performance, connectivity and switching products.

In server applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility. All major server OEM’s have adopted PCI Express. PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gb Ethernet and SAS.

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

Our SATA switch and ReDriver products enable external SATA (eSATA) disk drive expansion and standard compliance. They are applicable to desktop and notebook PCs, set top boxes, portable media players and game consoles.

Our video switch products address the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals as well as control signals, and accommodate switching of up to four video input streams with improved cross-talk, off-isolation and ESD protection features. These products address the high definition multimedia interface and digital video interface (HDMI/DVI) and Display Port (DP) switching, signal conditioning and voltage shifting requirements for PC video/graphics and LCD monitors, as well as digital television (DTV) and other digital video applications.

New high-end cell phone applications require low voltage, small packages and very low resistance to provide the highest fidelity sound. We address this market with our analog audio switch products that offer one of the smallest packages, low resistance (0.4Ω), low voltage (1.8V) and very low power consumption for extended battery life.

OUR STRATEGY

As a leading supplier of high-performance IC and FCP products, we enable serial connectivity with solutions for the computing, communications and consumer market segments. To enhance our offerings, we acquired SaRonix, LLC (“SaRonix”) in 2003 and eCERA Comtek Corporation (“eCERA”) in fiscal year 2006, two of the leading FCP manufacturers in the world. SaRonix and eCERA were subsequently consolidated as Saronix-eCERA Corporation (“SRe”). With our analog, digital and mixed-signal integrated circuits, along with SRe FCPs, our complete solutions support the timing, switching, bridging and conditioning of high-speed signals in today’s ever-increasing speed-and-bandwidth-demanding applications.

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

Today, our technology encompasses all major serial high-speed protocols including PCI Express, USB, HDMI/DVI, Display Port, SAS/SATA, 10-gigabit attachment unit interface (XAUI) and Ethernet.

Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We work closely with our wafer suppliers to incorporate their advanced complementary metal oxide semiconductor (CMOS) process technologies to improve our ability to introduce next generation products expeditiously. We continue to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

For FCPs, our strategy is to further our leadership in high-frequency, superior-performance, low-jitter timing products by combining our industry-unique crystal-and-silicon design capabilities. With our vertical integration of SaRonix and eCERA to the combined SRe, coupled with our silicon based timing design capability, we have created an integrated FCP design capability that provides advanced timing solutions for our target market segments. By leveraging internal proprietary IC designs in digital, analog and mixed-signal functionality, we add specialized features and optimize costs. Working closely with historical manufacturing partners while developing new ones, we will continue to advance proprietary process techniques and capabilities required to complement new technology products.

Manufacturing Focus:

We closely integrate our manufacturing strategy with our focus on customer needs. Central to this strategy is our ability to support high-volume shipment requirements on short notice from customers. We design products so that we may manufacture many different ICs from a single partially processed wafer. Accordingly, we keep inventory in the form of a wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as five weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die bank, which can become finished product in three weeks or less. We have established relationships with four leading foundries, Chartered Semiconductor Manufacturing Pte, Ltd. (“Chartered”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), Magnachip Semiconductor, Inc. (“Magnachip”) and United Microelectronics Corporation (“UMC”).

For FCPs, our vertically integrated Asian design and manufacturing subsidiary, SRe, provides a significant competitive advantage through a highly efficient design and volume crystal manufacturing process, in combination with strict quality standards and low-cost labor. We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. Since our beginning, we have maintained major supplier relationships with Elcom, a Korean-owned supplier of crystals and oscillators and its Yantai, China manufacturing facility.

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

In fiscal 2008, IC product revenues were $96.6 million or 59.0% of the $163.7 million in total revenues, with the balance of $67.1 million the result of FCP product revenues. In fiscal 2007, IC product revenues were $72.7 million or 59.0% of the $123.4 million in total revenues, with the balance of $50.7 million attributable to FCP product revenues. In fiscal 2006, IC product revenues were $64.5 million or 60.9% of the $105.9 million in total revenues, with the balance of $41.4 million from FCP product revenues.

SiliconConnect™ Family

Our SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, as well as our legacy family of LVDS high-speed differential drivers, receivers and transceivers. In fiscal 2008, we had overall growth of over 19% in the revenues attributable to the SiliconConnect family, mainly from PCI/PCI-X bridge products, and our new PCIe product family.

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

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications are adopting PCIe and our PCIe products actively target all major PCIe based applications. In fiscal 2006, we began introducing the PCIe products to key customers in the computing, communications and consumer markets. By the end of fiscal 2006, the Connect Product Group had introduced both PCIe Bridge and PCIe Packet Switch functions for customer evaluation. Many of the applications used by PCI will transition to PCIe over time, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches. In fiscal 2007 we added a family of small packet switches and since then we brought out additional ultra-low-power, small package versions to target wireless applications.  In fiscal 2008, Pericom began introduction of our 3rd generation of PCIe bridge and packet switch products aimed at volume platform applications. This unique product family includes some of the lowest power, smallest footprint PCIe switching and bridging products in the industry.

Following a competitive product roadmap, we are actively developing additional PCIe bridge and packet switch products that target specific market segment needs including enablement of certain market segments, and a next generation PCIe.

LVDS:

We offer a comprehensive low-voltage differential signaling (“LVDS”) product portfolio that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters. This legacy LVDS standard offers a number of improvements over the older emitter-coupled logic (“ECL”) and pseudo emitter-coupled logic (“PECL”) in applications requiring lower power consumption and noise.

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

ASSP Switch:

In this high-growth product segment, we offer a line of application specific standard product, or ASSP, switches for LAN, Analog Video, Digital Video, such as DVI/HDMI, PCI Express and USB, applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDMI™ (High-Definition Multimedia Interface) Rev. 1.3 standard. We are also marketing our PCI Express signal switches with Gen-I (2.5Gbps) and Gen-II (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms.

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

SiliconInterface™ Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface. We have launched a ReDriver™ family including SATA and PCIe protocols that conditions signals and ensures signal integrity in today’s very high-speed protocols. SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices. Our legacy high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

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

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS and XAUI for applications including servers, storage and notebook/docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2008, Pericom was the first company to introduce ReDriver families specifically meeting the specification requirements of PCIe Gen2 (5Gb/s) and SATA2 (3Gb/s). These next generation products are rapidly being adopted into many customer platforms for both internal and external signal routing applications.

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including voltage controlled crystal oscillators (“VCXO”) with integrated Phase Locked Loop (“PLL”) clock generators, clock buffers, zero-delay clock drivers, frequency synthesizers, spread-spectrum clock generators and programmable clock products for a wide range of microprocessor systems, as well as a number of ASSP markets like multi-function printers, registered memory modules, storage area networks, servers, networking, set-top boxes and digital television.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 5V, 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support Generation II PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies are available today.

Voltage Controlled Crystal Oscillators:

 We offer a family of VCXO IC products targeted at the set-top box, digital video recorder (“DVR”), digital TV (“DTV”) and surveillance equipment markets. Our VCXO products feature low phase noise, high-frequency capabilities, wide pull range, and different output standard levels. These products also leverage customizable bases that include on-board PLLs and inter-integrated circuit (“I2C”) interfaces for rapid prototyping. Our VCXO products use our own SaRonix-eCERA crystals to guarantee optimum performance.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our ICs with SRe quartz to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complimentary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used in various networking and storage platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), statistical analysis system (“SAS”) and passive optical network (“PON”).

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Echostar
Intel	Tellabs	Primary Technology
Lenovo	Polycom	Pace
Hewlett Packard	Huawei-3Com	Amtran
Wistron	Dell	LGE
Asustek	Avaya	Proview
Gigabyte	Alcatel-Lucent	Hikvision
Micro Star
Samsung
Acer

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
AzureWave Technologies	LG Electronics	Solectron
Nettech Technology	Samsung	Celestica
Alpha Networks	Even	SCI-Sanmina
2 Wire	Panasonic	Flextronics
Cameo Communications	Inventec Appliance	Jabil
TP-LINK
Askey

Peripherals	Storage
Hewlett Packard	JMSH International Corp.
Konica-Minolta	Brocade
Lexmark	M&J Technologies
Xerox	USI
EFI

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

In fiscal 2008, our direct sales to Avnet accounted for 14% of net revenues and direct sales to our top five customers accounted for approximately 40% of net revenues. No single end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 28, 2008.

In fiscal 2007, our direct sales to Asian Information Technology, Inc. (“AIT”) accounted for approximately 13% of net revenues and direct sales to our top five customers accounted for approximately 35% of net revenues. No single end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 30, 2007.

In fiscal 2006, our direct sales to Techmosa International Inc. (“Techmosa”) accounted for 11% of net revenues and direct sales to our top five customers accounted for approximately 36% of net revenues. No single end-user customer accounted for greater than 10% of net revenues in the fiscal year ended July 1, 2006.

We continue to expect a small number of customers to account for a large portion of our net revenues. See Item 1A “Risk Factors; Factors That May Affect Operating Results - The demand for our products depends on the growth of our end users’ markets” and “Risk Factors; Factors That May Affect Operating Results - A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time” of this Annual Report on Form 10-K.

Contract manufacturers are important customers for us as systems designers in our target markets continue to outsource portions of their manufacturing. In addition, these contract manufacturers continue to play a vital role in determining which vendors' products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries. Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 110 U.S. patents and we have 10 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

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

For FCPs, we have a well-established design focus, methodology and execution technique. We implement the majority of designs for oscillators and higher-functionality parts with CMOS process technologies. However, we also pursue designs incorporating Bipolar, BiCMOS and Silicon-Germanium (SiGe) technologies, as well as utilization of complex programmable logic device (CPLD) and field-programmable gate array (FPGA) components. Crystal components developed and marketed by all suppliers are similar. However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and unique. As such, manufacturing processes, equipment and test procedures can form a distinct part of the design activity. The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 49% of our net revenues in fiscal 2008, 40% of our net revenues in fiscal 2007, and 39% of our net revenues in fiscal 2006. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore) and Techmosa (Taiwan).

We have three regional sales offices in the United States, as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 91% of our net revenues in fiscal 2008, 87% of our net revenues in fiscal 2007, and 81% of our net revenues in fiscal 2006. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Comparison of Fiscal 2008, 2007 and 2006 - Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

MANUFACTURING

We have adopted a fabrication foundry non-ownership (“fabless”) IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with which we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. To date, our principal manufacturing relationships have been with Chartered, TSMC, MagnaChip, and UMC. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

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

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sizes of surface mount ceramic packages, we acquired eCERA on September 7, 2005 and combined it with the previously acquired SaRonix to form SRe. SRe has “state of the art” high volume production lines capable of manufacturing FCPs with the tightest specifications to support in a competitive manner the most popular high volume target industries in the telecommunications, medical, computing, security and other commercial sectors. SRe is ISO9000 certified and in December of 2005 received TS16949 certification, which allows us access into the Automotive FCP market. To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners. New relationships and the expansion of our capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market. We have an operations department based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality. After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

In January 2008, we initiated a project to build a factory in China for the development and manufacture of FCPs. The factory will be located in the Jinan Development Zone in Shandong Province. It is expected that our total investment will be approximately $35 million over the next two years. We have land use rights for 75 acres, and the factory is being designed for 13 surface mount device (SMD) production lines. Phase I consists of an administration building, workers dormitory and fabrication plant, and is scheduled for completion late in fiscal 2009.

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

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor Int’l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., NXP, Tundra Semiconductor Corp., Parade Technologies, PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron, Connor Winfield, Fox, Ecliptek, Mtron, Epson, KED, KDS and NDK. A second group of competitors in China primarily pursues the lower end of the FCP market with limited technical content products. However, they do have some sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong and Taiwan and we develop FCP products in San Jose, California and in Taiwan. Research and development expenses were $17.2 million in fiscal 2008, $16.0 million in fiscal 2007, and $15.5 million in fiscal 2006. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 110 patents covering certain aspects of our product designs, with various expiration dates through September 2025, and we have 10 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 28, 2008, we had 689 full-time employees, including 104 in sales, marketing and customer support, 320 in manufacturing, assembly and testing, 144 in engineering and 121 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the implementation of advanced process technologies; our tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our future investment in the Jinan Hi-Tech Industries Development Zone; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

FACTORS THAT MAY AFFECT OPERATING RESULTS

In the past, our operating results have varied significantly and are likely to fluctuate in the future.
Wide varieties of factors affect our operating results. These factors might include the following:

•	changes in the quantity of our products sold;
•	changes in the average selling price of our products;
•	general conditions in the semiconductor industry;
•	changes in our product mix;
•	a change in the gross margins of our products;
•	the operating results of the FCP product line, which normally has a lower profit margin than IC products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;

•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the markets for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us; and
•	increased research and development expenses associated with new product introductions or process changes.

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
.
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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Int'l., Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., NXP, Tundra Semiconductor Corp., Parade Technologies, PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

Implementation of Financial Accounting Standards Board (“FASB”) rules for the accounting of equity instruments and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share-Based Payment required the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The adoption of this statement resulted in a negative impact on the Company’s reported results of operations. In general, from time to time, the government, courts and the financial accounting boards may issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

We and our independent registered public accounting firm previously determined that we had material weaknesses in our internal control over financial reporting. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our annual reports on Form 10-K for the years ended June 30, 2007 and July 2, 2005 we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe we had any material weakness in our internal control over financial reporting as of June 28, 2008, and management has determined that as of June 28, 2008, our internal control over financial reporting was effective. However, considering we have and will continue to evolve our business in a changing marketplace, we are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our internal control in financial reporting, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Customer demand for our products is volatile and difficult to predict.

The Company’s customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for the Company’s products can result in excess quantities of certain products relative to demand. In this event, our operating results might be adversely affected as a result of charges to reduce the carrying value of inventory to the estimated demand level or market price.

Changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may increase our costs and expose us to liability.

The implementation of new environmental regulatory legal requirements could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. Redesigning our products to comply with new regulations may result in increased research and development and manufacturing and quality control costs. In addition, the products we manufacture that comply with new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet new standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and Chartered Semiconductor Manufacturing Ltd. and MagnaChip Semiconductor, Inc. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In recent years, we purchased approximately 80 to 90% of our wafers from MagnaChip and Chartered, with the balance coming from three to six other suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 110 patents covering certain aspects of our product designs and have 10 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

The manufacture and assembly of our products is highly complex and sensitive to a wide variety of factors, including:

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a "fabless" producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of eCERA we are directly involved in the manufacture of our FCP products. We may not be successful in operating the FCP facility as technologies continue to evolve, and as a consequence, there may be manufacturing related problems that affect our FCP products. In addition, we have committed to the construction of a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and starting up a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the forseeable future. With the addition of eCERA, the concentration of our largest customers has been reduced, as the largest customers of eCERA are somewhat different from those of our core integrated circuit business and previously existing FCP business. We had one Asian distributor that individually accounted for 14% of our net revenues during the fiscal year ended June 28, 2008. We had one Asian distributor that individually accounted for 13% of our net revenues during the fiscal year ended June 30, 2007. During the fiscal year ended July 1, 2006, we had one Asian distributor that accounted for 11% of our net revenues. As a percentage of net revenues, sales to our top five direct customers totaled 40% in the fiscal year ended June 28, 2008, 35% in the fiscal year ended June 30, 2007 and 36% in the fiscal year ended July 1, 2006.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 28, 2008, sales to our distributors were approximately 49% of net revenues as compared to approximately 40% of net revenues in the fiscal year ended June 30, 2007, and 39% for the fiscal year ended July 1, 2006. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, which exposes us to the problems associated with international operations.

Risks associated with international business operations include the following:

•	disruptions or delays in shipments;
•	changes in economic conditions in the countries where our subcontractors are located;
•	currency fluctuations;
•	changes in political conditions;
•	potentially reduced protection for intellectual property;
•	foreign governmental regulations;
•	import and export controls; and
•	changes in tax laws, tariffs and freight rates.

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

In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease approximately 76,145 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located. We have a lease agreement covering this property through December 2013. The agreement contains renewal options. We also own, through our SRe subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,024 square feet. Our PTL subsidiary has leased approximately 11,830 square feet of space in Taipei and Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we are building a factory in the Jinan Development Zone in Shandong Province, China for the development and manufacture of frequency control products, and we have land use rights in that zone for 75 acres. Phase I of the project consists of an administrative building, a workers dormitory, and a fabrication plant. The three buildings will total approximately 346,000 square feet and are scheduled for completion late in fiscal 2009. We also have leased or rented a North American sales office located in Illinois as well as international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2009.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. We have not paid cash dividends and have no present plans to do so. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock on the NASDAQ Stock Market. As of June 28, 2008, we had 46 holders of record of our common stock. Holders of record does not include shareholders whose shares are held in trust by other entities, therefore the number of actual shareholders is greater than the number shown here. During fiscal year 2008, we did not sell any unregistered securities.

	Close
	High	Low
Fiscal year ended June 30, 2007

First Quarter	$9.84	$7.21

Second Quarter	12.82	9.49

Third Quarter	11.47	9.56

Fourth Quarter	11.69	9.70

Fiscal year ended June 28, 2008

First Quarter	$12.01	$9.85

Second Quarter	19.05	11.29

Third Quarter	18.70	11.80

Fourth Quarter	19.31	14.48

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

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2,000,000 shares. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 1,558,978 shares in the year ended June 28, 2008, at an approximate cost of $20.1 million. We have purchased a total of 1,860,810 shares under the current authority.

Fiscal 2008 repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

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

We did not repurchase any shares during the quarter ended June 28, 2008.

On April 29, 2008 the Company’s Board of Directors authorized the repurchase of an additional $30 million of its common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statements of operations data for each of the years in the three-year period ended June 28, 2008 and the consolidated balance sheets data as of June 28, 2008, and June 30, 2007 are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended July 2, 2005 and June 26, 2004 and the consolidated balance sheets data as of July 1, 2006, July 2, 2005 and June 26, 2004 from audited financial statements not included herein. The fiscal year ending July 2, 2005 contained 53 weeks and all other years contained 52 weeks. We exercised our option to acquire substantially all the assets and related liabilities of privately held SaRonix on October 1, 2003. The results of operations of SaRonix from the date of acquisition are included in the Company’s consolidated financial statements. On September 7, 2005, we purchased eCERA and on March 6, 2006 completed the acquisition of AZER Crystal Technology Co. (“AZER”). The results of operations for both eCERA and AZER from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 28,	June 30,	July 1,	July 2,	June 26,
	2008	2007	2006 (3)	2005	2004 (2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$163,744	$123,370	$105,878	$79,557	$66,417
Cost of revenues	103,638	80,557	69,374	50,764	45,182
Gross profit	60,106	42,813	36,504	28,793	21,235
Operating expenses:
Research and development	17,159	16,021	15,492	15,767	14,161
Selling, general and administrative	23,624	21,878	18,490	15,538	14,979
Restructuring charge	—	—	55	294	784
Total operating expenses	40,783	37,899	34,037	31,599	29,924
Income (loss) from operations	19,323	4,914	2,467	(2,806)	(8,689)
Interest and other income, net	5,513	6,460	3,875	3,783	3,700
Interest expense	(12)	(130)	(342)	(22)	—
Other-than-temporary decline in value of investments	(76)	(6)	(64)	(105)	(14)
Income (loss) before income taxes	24,748	11,238	5,936	850	(5,003)
Income tax provision (benefit)	8,221	2,985	1,852	27	(2,380)
Minority interest in (income) loss of consolidated subsidiaries	(116)	(33)	99	58	—
Equity in net income (loss) of unconsolidated affiliates	602	407	1,796	46	513
Net income (loss)	$17,013	$8,627	$5,979	$927	$(2,110)
Basic earnings (loss) per share	$0.66	$0.33	$0.23	$0.04	($0.08)
Diluted earnings (loss) per share	$0.64	$0.32	$0.22	$0.03	($0.08)
Shares used in computing basic earnings (loss) per share (1)	25,737	26,058	26,254	26,476	26,075
Shares used in computing diluted earnings (loss) per share (1)	26,611	26,669	26,994	27,188	26,075

	June 28,	June 30,	July 1,	July 2,	June 26,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$149,438	$89,135	$88,119	$159,488	$158,718
Total assets	231,583	214,235	213,686	193,995	197,452
Long-term obligations	1,918	2,094	6,141	464	139
Shareholders’ equity	207,455	190,478	184,111	181,162	181,897

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On October 1, 2003, the Company acquired SaRonix.
(3)	On September 7, 2005, the Company acquired eCERA and on March 6, 2006 completed the acquisition of AZER.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, statements regarding the future results of SRe, revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross margins or other financial items; plans and objectives of management for future operations; the implementation of advanced process technologies; future purchases of capital equipment; future expenditures; potential acquisitions; proposed new products or services and their development schedule; our future investment in the Jinan Hi-Tech Industries Development Zone; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Some of the factors that could cause our actual results to differ materially are set forth herein in Item 1A, Risk Factors, of this report and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and require the company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision and net income; impairment of goodwill, other intangible assets and investments, which impacts the goodwill, intangible asset and investment accounts; and share-based compensation, which impacts costs of goods sold and operating expenses. These policies and the estimates and judgments involved are discussed further below. We also have other important policies that we discuss in Note 1 to the Consolidated Financial Statements.

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

We sell products to both large domestic and international distributors. We sell our products to domestic distributors at the price listed in our price book for that distributor. At the time of shipment, we book a sales reserve for the entire amount if the customer has the right to return the product. In addition, at the time of sale we book a sales reserve for ship from stock and debits (“SSD”s), stock rotation amounts expected to be returned, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. These sales reserves offset revenues, which produces the net revenues amount we report in our consolidated financial statements.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month we record a sales reserve for the estimated stock rotation privilege anticipated to be utilized by our distributors that month.

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

Customers are typically granted payment terms of between 30 and 60 days and they generally pay within those terms. We grant relatively few customers any sales terms that include cash discounts. We invoice our distributors for shipments at our listed book price. When our distributors pay those invoices, they may claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate. Once claimed, we confirm these debits are in line with our management’s prior authorizations and reduce the reserve we previously established for that customer.

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

SHORT- AND LONG-TERM INVESTMENTS. Our policy is to invest excess funds in instruments with investment grade credit ratings. We classify our investments as “available-for-sale”, “trading” or “held-to-maturity” in conformity with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Further, we classify our trading securities as current assets and our available-for-sale securities as either current or non-current based on the specific attributes of each security. We recognize unrealized gains and losses in our trading securities in current earnings, and unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity. We report our trading and available-for-sale securities at their fair values. We evaluate our available-for-sale securities for impairment quarterly. SFAS No. 115 defines impairment as a loss in value that is other than temporary. We recognize impairment losses in our consolidated statement of operations in the period in which we discover the impairment.

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

INVENTORIES. For our IC and certain FCP families of products we record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

We record the inventories of the remainder of our FCP products at the lower of weighted-average cost (which approximates actual cost) or market value. Weighted average cost is comprised of average manufacturing costs weighted by the volume produced in each production run. We define market value as the net realizable value for our finished goods and replacement cost for raw materials and work in process.

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

INVESTMENTS IN UNCONSOLIDATED AFFILIATES. We hold ownership interests in various investees. Our ownership in these affiliates varies from 20% to approximately 49%, which we classify as investments in unconsolidated affiliates in our consolidated balance sheets. We account for long-term investments in companies in which we have an ownership share larger than 20% and in which we have significant influence over the activities of the investee using the equity method. We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss. We eliminate all intercompany transactions in accounting for our equity method investments.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SRe wrote off Azer-related goodwill of $23,000 in the quarter ended December 29, 2007. We determined that no impairment of our indefinite-lived intangible assets existed at June 28, 2008. We also test other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment of these other definite-lived intangible assets existed at June 28, 2008.

INCOME TAXES. We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to recording deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, we experiences losses for a sustained period of time, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, we may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in California. We completed our first profitable fiscal year on June 30, 1993. We design, manufacture and market high performance digital, analog and mixed-signal integrated circuits (ICs) and frequency control products (FCPs) used for the transfer, routing and timing of digital and analog signals within and between computer, networking, data communications and telecommunications systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. We have introduced new products to the market every year since we produced our first shipments. In recent years, we have expanded our product offering by introducing the following products, among others:

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

•
in fiscal 2007, the production availability of GEN2 PCI Express™ signal-switches and a high-performance, zero-delay GEN2 clock buffer family, the first in the industry, enabling the design of ultra high-speed 5.0 Gbps GEN2 PCI Express serial connectivity systems; the PCIe-to-PCI-X Bridge for target applications including server, HBA, storage, NIC cards, video and gaming, networking and telecommunications; one clock synthesizer, two LVPECL differential clocks, three spread-spectrum clock generators, three clock buffers, five low phase noise VCXO's, eight new HDMI, four analog video and two high speed USB switches to penetrate target applications including Gigabit Ethernet networking switch, digital TV, set top box, cell phone, MP3/MP4 player and PDA; and

•
in fiscal 2008, a total of 25 new products across our Timing, Signal Conditioning, and Connectivity product areas, including industry first Signal Conditioning products specifically designed to meet the stringent specifications of the new, high speed PCI Express Gen2 (5Gb/s), and SATA2/SAS (3Gb/s) protocols, products which have become ‘enabling’ technology by allowing system designers to maintain critical signal integrity within next generation platforms; industry first Display Port switches and level shifters, which help enable adoption of the new protocol; in the area of PCI Express, the industry’s first PCIe bridge and packet switch products in low cost, small size BGA and QFP packages, which help enable the use of PCI Express in volume platforms such as notebook, docking station, digital TV, and multi-function SOHO printers (MFP); and new Timing products including industry first extremely low jitter clock oscillators specifically designed for the new PCI Express Gen2 specification.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies, but there can be no assurance that we will be successful in these efforts. Magnachip, formerly known as Hynix, and Chartered manufactured approximately 80 to 90% of the wafers for our semiconductor products in fiscal years 2008, 2007 and 2006, with the balance coming from between three and six other suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	63.3	65.3	65.5
Gross margin	36.7	34.7	34.5
Operating expenses:
Research and development	10.5	13.0	14.6
Selling, general and administrative	14.4	17.7	17.5
Restructuring charge	-	-	0.1
Total operating expenses	24.9	30.7	32.2
Income from operations	11.8	4.0	2.3
Interest and other income, net	3.3	5.2	3.7
Interese expense	-	(0.1)	(0.3)
Other than temporary decline in value of investment	-	-	(0.1)
Income before income taxes	15.1	9.1	5.6
Income tax provision	5.0	2.4	1.7
Minority interest in (income) loss of consolidated subsidiaries	(0.1)	-	0.1
Equity in net income of unconsolidated affiliates	0.4	0.3	1.7
Net income	10.4%	7.0%	5.7%

COMPARISON OF FISCAL 2008, 2007 AND 2006

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Net revenues	$163,744	$123,370	32.7%	$123,370	$105,878	16.5%
Percentage of net revenues accounted for by top 5 direct customers (1)	40.1%	34.9%		34.9%	35.8%
Number of direct customers that each account for more than 10% of net revenues.	1	1		1	1
Percentage of net revenues accounted for by top 5 end customers (2)	21.3%	22.9%		22.9%	25.0%
____________________
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

No single end customer accounted for more than 10% of net revenues for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006.

On September 7, 2005, we purchased a 99.9% share of eCERA. Beginning with the second quarter of fiscal 2006, our revenues included revenues from eCERA, later combined with SaRonix to form SRe. For the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, we recorded SRe revenue totaling $41.7 million, $32.4 million and $22.8 million, respectively.

In fiscal 2006, IC order rates continued to improve from depressed business conditions that had begun in 2001, marked by a decline in the percentage of our sales represented by orders that book and ship in the same quarter (“turns” orders). This improvement continued in 2007 and 2008, but we remain heavily reliant on turns orders. Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Our order backlog stood at $25.9 million as of June 28, 2008 and $20.9 million as of June 30, 2007. We expect to fulfill most of our backlogged orders as of June 28, 2008 within the first quarter of fiscal 2009.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Net revenue increased $40.4 million or 32.7% in fiscal 2008 versus 2007 primarily as the result of:
•	A 66% increase in the sales of analog switch products to $43.7 million, an increase of $17.4 million;
•	an increase of $16.5 million or 32.6% in sales of our FCP product family to $67.1 million; and
•	continued sales growth in digital switch, interface, clock, and connect IC products, which combined for a $6.4 million sales increase.
These sales increases are the result of increased unit sales volumes of existing products as well as the introduction and sale of new products.

For the years ended June 28, 2008 and June 30, 2007, net revenue included sales reserves for price protection and rebates in the amount of $223,000 and $564,000, respectively.

Net revenue increased $17.5 million in fiscal 2007 versus 2006 primarily due to:
•	The inclusion of fifty-two weeks of eCERA’s financial results in 2007 compared with only forty-three weeks of eCERA’s results being included in fiscal 2006, which added $4.8 million;
•	organic growth in SRe’s business, which contributed $4.8 million; and
•	an increase in the number of units shipped in our core legacy product lines, which increased by $7.9 million.

For the years ended June 30, 2007 and July 1, 2006, net revenue included sales reserves for price protection and rebates in the amount of $564,000 and $416,000, respectively.

In the future, market conditions could become more difficult as other companies compete more aggressively for business. Pricing for our higher margin Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006:

	Fiscal Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006

China (including Hong Kong)	38.5%	39.1%	28.3%
Taiwan	31.8%	23.7%	26.0%
United States	8.9%	13.0%	19.4%
Singapore	4.9%	6.5%	8.9%
Other (less than 10% each)	15.9%	17.7%	17.4%
Total	100.0%	100.0%	100.0%

For the fiscal years ended June 28, 2008 and June 30, 2007, as compared with fiscal year 2006, the percentage of our net revenues derived from sales to China, Taiwan and the United States shifted, reflecting both SRe’s operations and manufacturing migration to Asia. SRe derives its revenue primarily from customers in Taiwan and China. In addition, we are shipping an increasing number of products to Asia where an increasing volume of contract manufacturing work occurs. We expect our future sales to continue to grow, as a percentage of net revenues, in Taiwan and China in future periods. As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to decline, as they have during fiscal 2008 and 2007.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Net revenues	$163,744	$123,370	32.7%	$123,370	$105,878	16.5%
Gross profit	60,106	42,813	40.4%	42,813	36,504	17.3%
Gross profit percentage	36.7%	34.7%		34.7%	34.5%

With respect to the increase in gross profit in fiscal 2008 as compared to fiscal 2007 of $17.3 million, the increase is the result of:
•	Sales growth in analog switches, which generated $8.5 million increased gross profit;
•	increased sales of the FCP product family, which contributed $4.7 million of additional gross profit; and
•	improved margins in IC products, which added $3.9 million gross profit.

The $6.3 million increase in gross profit in fiscal 2007 versus fiscal 2006 was primarily due to:
•	The inclusion of fifty-two weeks of eCERA’s operations in fiscal 2007 versus forty-three weeks included in fiscal 2006 which contributed $1.2 million;
•	SRe’s organic sales growth, which generated $1.4 million increased gross profit;
•	improved margins in SRe’s sales which added $1.6 million in gross profit; and
•
organic sales growth in our sales of core legacy products, which added $3.3 million to gross profit, partially offset by a small decline in our gross profit percentage that reduced gross profit by $745,000 and an inventory return reserve in fiscal 2007 of $464,000 relating to a distributor termination.

During fiscal years 2008, 2007 and 2006, gross profits and gross margins benefited from the sale of inventory, previously valued at $354,000, $497,000 and $505,000, respectively, that we had previously identified as excess and written off.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Net revenues	$163,744	$123,370	32.7%	$123,370	$105,878	16.5%
Research and development	17,159	16,021	7.1%	16,021	15,492	3.4%
R&D as a percentage of net revenues	10.5%	13.0%		13.0%	14.6%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The $1.1 million expense increase for fiscal 2008 as compared with fiscal 2007 is attributable primarily to increases of $726,000 in compensation, reflecting merit increases, bonus, and staff additions (from 118 to 144 employees); and $192,000 in design and other consultant expenditures. As a result of cost control in R&D expenses coupled with strong revenue growth, R&D expenses have declined to 10.5% of revenues for fiscal 2008 as compared with 13% for fiscal 2007.

The increase of $529,000 in fiscal 2007 as compared to fiscal 2006 was primarily the result of additional share-based compensation expense of $364,000 and increased personnel expenses of approximately $259,000.

We believe that continued investment in research and development to develop new products and improve manufacturing processes is critical to our success and, consequently, we expect to increase research and development expenses in future periods over the long term.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Net revenues	$163,744	$123,370	32.7%	$123,370	$105,878	16.5%
Selling, general and administrative	23,624	21,878	8.0%	21,878	18,490	18.3%
SG&A as a percentage of net revenues	14.4%	17.7%		17.7%	17.5%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.

The $1.7 million expense increase for fiscal 2008 as compared to fiscal 2007 is primarily attributable to increased personnel expense of $842,000, increased share-based compensation expense of $290,000, increased product sample and mailing expenses of $318,000, and an increase of $152,000 in recruiting expenditures.

The expense increase of $3.4 million in fiscal 2007, as compared to fiscal 2006, is partially due to the inclusion of a full fifty-two weeks of eCERA SG&A expenses in the current year as compared to only forty-three weeks in the prior fiscal year, which added $439,000 to our costs. The increase was also the result of increases of $1.3 million in personnel expense, $1.1 million of audit, tax and consulting fees, primarily related to Sarbanes-Oxley 404 compliance, and $378,000 in share-based compensation expense.

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

RESTRUCTURING CHARGE

In the year ended July 1, 2006, restructuring charges totaled $55,000, and were related to a final settlement of an outstanding claim from a fiscal 2005 reduction in force designed to continue our outsourcing program, realign our sales force to reflect geographic sales changes, our revised selling strategy and to reduce costs.

If business conditions deteriorate or our rate of growth does not meet our expectations, we may implement cost-cutting actions in the future.

INTEREST AND OTHER INCOME, NET
	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Net revenues	$163,744	$123,370	32.7%	$123,370	$105,878	16.5%
Interest income	5,940	5,371	10.6%	5,371	3,832	40.2%
Other income (expense)	(427)	1,089	n/m (1)	1,089	43	n/m (1)
Total interest and other income, net	$5,513	$6,460		$6,460	$3,875
Interest and other income, net as a percentage of net revenues	3.4%	5.2%		5.2%	3.7%

_______________________
(1) “n/m” means not meaningful.

The increase in interest income for fiscal 2008, as compared to fiscal 2007, was primarily the result of $0.5 million in realized gains from the sale of investment securities, also included herein. Other income (expense) for fiscal 2008 primarily results from an exchange rate loss as the U.S. dollar weakened approximately 7% against the New Taiwan Dollar, while in fiscal 2007 other income benefited from the gain of $1.0 million resulting from the sale of 50% of an investment in a privately held semiconductor company.

The increase in interest income for fiscal 2007, as compared to fiscal 2006, was primarily due to increased interest rates received on investments.

INTEREST EXPENSE

Interest expense was reduced to $12,000 in fiscal 2008 from $130,000 in fiscal 2007 as outstanding debt was retired in the first half of the 2008 fiscal year. Interest expense declined $212,000 or 62% in fiscal 2007 from interest expense of $342,000 in fiscal 2006 due to the repayment of a portion of outstanding debt during the 2007 fiscal year.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Pre-tax income	$24,748	$11,238	120.2%	$11,238	$5,936	89.3%
Income tax provision	8,221	2,985	175.4%	2,985	1,852	61.2%
Effective tax rate	33.2%	26.6%		26.6%	31.2%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2008 increased from fiscal 2007 primarily due to increased state income taxes, net of federal benefit, reduced research and development tax credits and reduced tax benefit from stock compensation expense. A reconciliation of our tax rates for fiscal years 2008, 2007 and 2006 is detailed in Note 17 to the Consolidated Financial Statements contained in this report on Form 10-K.

In October 2003, we purchased SaRonix, LLC. Included in the purchase were certain deferred tax assets. In the initial evaluation of these assets, we concluded the assets could not be utilized and so we assigned no value to them. During fiscal 2007, we determined that certain deferred tax assets acquired in the SaRonix transaction could be utilized. We calculated the value of the assets by determining the present value of certain tax savings we could realize in the future. The amount we assigned to the deferred tax assets was $1.5 million. We reduced the value of certain previously reported intangible assets by an equal and offsetting amount. Please refer to Note 7 to the Consolidated Financial Statements of this report on Form 10-K for further discussion.

We purchased eCERA on September 7, 2005. Subsequent to the purchase date we determined that certain of eCERA’s deferred tax assets that had been considered worthless could be utilized. This resulted in a reduction of purchased goodwill of $566,000 and intangible assets of $1.8 million to offset the increased value of the deferred tax assets. Please refer to Note 7 to the Consolidated Financial Statements of this report on Form 10K for further discussion.

MINORITY INTEREST

For the years ended June 28, 2008 and June 30, 2007, net minority interest in income of our consolidated subsidiaries, PTL and SRe, was $116,000 and $33,000, respectively. For the year ended July 1, 2006 net minority interest in the losses of our consolidated subsidiaries, PTL and SRe, was $99,000. We have been actively engaged in improving the operating efficiencies of our subsidiaries, resulting in the positive trend over the past three years.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES
	Fiscal Year Ended			Fiscal Year Ended
	June 28,	June 30,	%	June 30,	July 1,	%
(In thousands)	2008	2007	Change	2007	2006	Change
Equity in net income of PTI	$274	$477	(42.6)%	$477	$1,822	(73.8)%
Equity in net income of JCP	360	33	990.9%	33	5	560.0%
Equity in net losses of other investees	(32)	(103)	68.9%	(103)	(31)	(232.3)%
Total	$602	$407	47.9%	$407	$1,796	(77.3)%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries. We adopted Emerging Issues Task Force Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”) in the quarter ended December 31, 2004. EITF 02-14 requires us to account for our investment in securities, other than common stock, of PTI using the equity method of accounting. We have invested in PTI using several different transactions over a period of years. Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted. When PTI began showing gains, we recouped our losses against each of the rounds. We are now accounting for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock. Our allocated portion of PTI’s results decreased to a profit of $274,000 and $477,000 in fiscal years 2008 and 2007, respectively, from a profit of $1.8 million in fiscal 2006.

The reduced equity in net income of PTI in fiscal 2008 and 2007, as compared to fiscal 2006, is primarily due to the lower percentage at which we recouped PTI’s net income during 2008 and 2007. In 2006, the Company recouped PTI’s net income at 75%, as compared to 25% in 2008 and 2007. We will continue to use the 25% allocation percentage until we have recouped all the losses we recognized in prior years in accordance with EITF 02-14. Once we have accomplished that, we will revert to recognizing our share of PTI’s net income at our percentage ownership level, which is currently 44.1%.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For fiscal 2008, the Company’s allocated portion of JCP’s results was income of $360,000, as compared with income of $33,000 and $5,000 for fiscal 2007 and 2006, respectively. SRe’s interest in JCP was acquired in February 2006, and so the fiscal 2006 income represented five months of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2008, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $123.9 million, as compared with $131.0 million as of June 30, 2007 and $122.6 million as of July 1, 2006. In fiscal 2008 and 2007, we made no acquisitions of other companies; instead, we continued to assimilate acquisitions made in fiscal 2006. In fiscal 2006, we purchased 99.93% of eCERA Comtek Corporation for $14.7 million in cash. Subsequent to our purchase of eCERA, we exercised an option to acquire the remaining 50% of AZER, which we did not own, for $1.6 million in cash and $1.8 million in assumed debt.

As of June 28, 2008, we owned assets classified as cash and cash equivalents of $41.6 million as compared to $29.2 million as of June 30, 2007 and $12.6 million as of July 1, 2006. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries (“fabs”). During the 2008 fiscal year, we purchased $10.0 million of property and equipment as compared to $6.0 million and $7.2 million in fiscal 2007 and 2006, respectively. The increase in capital expenditures for property and equipment in fiscal 2008 compared with fiscal 2007 reflected an increase to $6.4 million from $1.5 million at SRe to expand capacity through the addition of four surface mount device (SMD) production lines, offset in part by a slight reduction to $3.6 million from $4.2 million in the U.S. The decrease in capital spending on property and equipment in fiscal 2007 compared with fiscal 2006 was primarily due to reduced purchases by SRe offset in part by an increase in spending by other Pericom entities.

We generated approximately $5.5 million of interest and other income, net during the fiscal year ended June 28, 2008 compared to $6.5 million and $3.9 million in the fiscal years ended June 30, 2007 and July 1, 2006, respectively. The decrease in interest and other income in fiscal 2008 as compared with fiscal 2007 was primarily the result of a $310,000 exchange rate loss in fiscal 2008 and a $1.0 million gain from the sale of 50% of an investment in a privately held semiconductor company in fiscal 2007, partly offset by a $569,000 increase in interest income. The increase in interest and other income in fiscal 2007 as compared with fiscal 2006 was primarily attributable to a $1.3 million increase in interest income and to the $1.0 million gain from the sale of 50% of an investment as mentioned above. In the longer term, we may generate less interest income if our total invested balance decreases and the decrease is not offset by rising interest rates or increased cash generated from operations or other sources.

In fiscal 2008, our net cash provided by operating activities of $7.6 million was the result of net income of $17.0 million plus $10.4 million in favorable non-cash adjustments to net income, partially offset by unfavorable changes in assets and liabilities of $19.8 million. The favorable non-cash adjustments to net income were primarily comprised of depreciation and amortization of $6.5 million, stock based compensation of $2.4 million, deferred taxes of $2.1 million and stock compensation tax benefit of $434,000, partially offset by $644,000 of realized gain on investments and $602,000 of non-cash equity in net income of our unconsolidated affiliates. The unfavorable changes in assets and liabilities primarily included a $10.0 million increase in accounts receivable, a $2.7 million increase in net inventory, and a $5.3 million increase in prepaids and other current assets.

In fiscal 2007, our net cash provided by operating activities of approximately $24.1 million was a result of net income of $8.6 million, favorable changes in assets and liabilities of $8.4 million and non-cash adjustments to net income of $7.1 million. The changes in assets and liabilities primarily included a $1.9 million decrease in net inventory, a $3.5 million decrease in accounts receivable, a $2.2 million increase in accounts payable and a $1.4 million increase in other liabilities, partially offset by a $393,000 decrease in other long-term liabilities. The non-cash adjustments to net income were primarily comprised of depreciation and amortization of $6.1 million and stock based compensation of $2.1 million, partially offset by a $1.0 million gain on sales of investments in privately held companies, which is not an operating cash flow.

In fiscal 2006, our net cash provided by operating activities of approximately $12.1 million was a result of net income of $6.0 million, non-cash adjustments to net income of $6.0 million and a favorable net change in assets and liabilities of $122,000. The change in assets and liabilities was primarily the result of a $1.7 million decrease in inventory, a $774,000 decrease in prepaid expenses and other current assets, a decrease in other assets of $773,000 and an increase in accrued liabilities of $625,000 partially offset by an increase in accounts receivable of $3.5 million. The non-cash adjustments to net income were primarily comprised of depreciation and amortization of $5.0 million, deferred taxes of $1.5 million and $1.3 million of stock based compensation, partially offset by $1.8 million of non-cash equity in net income of our unconsolidated affiliates. We attribute the increase in accounts receivable to the acquisition of eCERA’s operations. The increase in stock based compensation is the result of our implementation of SFAS 123(R).

Generally, as sales levels rise, we expect accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount. We actively manage our inventory to prevent excess and the risk of obsolescence. While inventory increased as of June 28, 2008 as compared with June 30, 2007, inventory turns improved from 5.1 to 6.3 times a year.

In fiscal 2008, we generated cash from our investing activities of $11.3 million, which was primarily the result of maturities of short-term investments exceeding purchases by $21.3 million, partially offset by purchases of property and equipment of $10.0 million.

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

In fiscal 2008, we used cash in financing activities of $7.0 million to repurchase common stock for $20.1 million and to make principal payments on short-term and long-term debt and capital leases of $792,000. These uses were partially offset by $10.9 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan and $3.0 million of excess tax benefit on share-based compensation.

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

In 2001, our Board of Directors approved the repurchase of up to 2.0 million shares of our common stock. As of March 30, 2007, we had repurchased 2,000,000 shares at a cost of approximately $17.8 million. In fiscal 2007, we repurchased 628,000 shares for $6.0 million, and in fiscal 2006 we repurchased 750,000 shares for $6.5 million.

On April 26, 2007, our Board of Directors approved the repurchase of an additional 2.0 million shares. We have funded our stock repurchases using our current cash balances and the sales of common stock to our employee stock plans in the past, and we expect to fund future stock repurchases from these same sources. Pursuant to the 2007 Board of Directors’ approval, we repurchased approximately 1.6 million shares during fiscal 2008 at an approximate cost of $20.1 million, and 302,000 shares during fiscal 2007, at an approximate cost of $3.1 million.

On April 29, 2008, our Board of Directors authorized the repurchase of an additional $30 million of our common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management.

In January 2008, we initiated a project to build a factory in China for the development and manufacture of frequency control products (FCPs). The factory will be located in the Jinan Development Zone in Shandong Province. It is expected that our total investment will be approximately $35 million over the next two years. We have land use rights for 75 acres, and the factory is being designed for 13 surface mount device (SMD) production lines, with Phase I expected to be completed late in fiscal 2009. We have established PSE Technology (Shandong) Corporation (PSE) in China to develop and operate the factory. PSE is a subsidiary of Pericom Asia Ltd. (PAL), a wholly-owned Hong Kong subsidiary of Pericom.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 28, 2008:

	Payments Due by Period
(in thousands)		Less than	1-3	3-5
Contractual obligation	Total	1 Year	Years	Years	Thereafter
Operating leases	$6,261	$1,283	$2,212	$2,200	$566
Total contractual cash obligation	$6,261	$1,283	$2,212	$2,200	$566

We have no purchase obligations other than routine purchase orders as of June 28, 2008. In January 2008, we initiated a project to build a factory in China for the development and manufacture of frequency control products (FCPs), and it is expected that our total investment will be approximately $35 million over the next two years.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2008, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning June 28, 2009. The Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning June 28, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the Company elects the fair value option be reported in earnings. The Company is required to adopt the provision of SFAS 159 for the Company’s fiscal year beginning June 29, 2008. The Company’s management is currently evaluating the impact that SFAS 159 will have on the consolidated balance sheet and the consolidated statements of operations and cash flows.

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

In June 2006, the FASB issued FASB interpretation (“FIN”) No. 48, Accounting for uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and was adopted by the Company as of the start of the current fiscal year on July 1, 2007. Additional discussion is included in Note 17 to the Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 28, 2008, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $82.3 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. We do not expect such a scenario to occur. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 28, 2008, such as from 4.5% to 5.0%, the decline in the fair value of the portfolio would be approximately $7.5 million. On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar and the Japanese Yen. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $0.7 million as those monetary assets are converted to cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

Page No.
Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of June 28, 2008 and June 30, 2007	56

Consolidated Statements of Operations for each of the three fiscal years
in the period ended June 28, 2008	57

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
for each of the three fiscal years in the period ended June 28, 2008	58

Consolidated Statements of Cash Flows for each of the three fiscal
years in the period ended June 28, 2008	59

Notes to Consolidated Financial Statements	60

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 28, 2008	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of June 28, 2008. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008 for the purposes set forth in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

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

Based on this evaluation, the Company’s management concluded that, as of June 28, 2008, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

Burr, Pilger & Mayer LLP, our independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this annual report on Form 10-K.

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

During the year ended June 28, 2008, we completed the implementation of corrective actions that we felt were necessary to remediate the internal control deficiencies from last fiscal year. Over the past several quarters we undertook a review of our processes and procedures and changed or supplemented such processes and procedures as appropriate to remediate the internal control deficiencies. We have also hired additional staff, either on a permanent or consulting basis, with the appropriate level of depth and skill in the application of generally accepted accounting principles. Based on the testing of the effectiveness of such corrective actions, Company management has determined that as of June 28, 2008 our internal control over financial reporting was effective.

Except for the changes described above, there have been no changes during the Company’s fiscal quarter ended June 28, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk than a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 28, 2008, and the related financial statement schedule and our report dated September 10, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP
San Jose, California
September 10, 2008

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the section captioned “Directors and Executive Officers of the Registrant” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 11, 2008, to be filed by the Company with the SEC (the “Proxy Statement”).

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

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 28, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Option plans	3,832,769	$13.45	1,203,656
Employee stock purchase plan	—		544,323
Equity compensation plans not approved by shareholders:
SaRonix Inducement options (1)	40,802	$10.00	—
Total	3,873,571	$13.42	1,747,979
_______________
(1)	Represents options granted to former employees of SaRonix, LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections captioned “The Audit Committee Report”, “Ratification of Independent Auditors” and “Audit and Related Fee” to be contained in the Proxy Statements.

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
3.2
Amended and Restated Bylaws of the Registrant (as amended by an amendment adopted on October 31, 2007), filed as Exhibit 3.3 1 to the Company’s Registrant’s Quarterly Report on Form 10-K Q for the quarter ended December 29, 2007 and incorporated herein by reference.

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
10.11**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, attached as Exhibit 10.1 to the Company’s Form 8-K/A, filed May 5, 2008, and incorporated herein by reference.

10.12
Forms of restricted stock award agreements under Pericom 2001 and 2004 stock incentive plans, attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

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
**
Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)	Exhibits: See list of exhibits under (a)(2) above.
(c)	Financial Statement Schedules: See list of schedules under (a)(1) above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pericom Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 28, 2008.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 28, 2008 and June 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP
San Jose, California
September 10, 2008

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 28,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$41,646	$29,173
Short-term investments in marketable securities	72,108	42,268
Accounts receivable:
Trade (net of allowances of $1,950 and $2,288)	29,002	17,880
Other receivables	1,684	1,741
Inventories	17,921	14,787
Prepaid expenses and other current assets	5,943	669
Deferred income taxes	3,344	4,280
Total current assets	171,648	110,798

Property, plant and equipment – net	29,173	23,940
Investments in unconsolidated affiliates	10,392	9,619
Deferred income taxes – non current	4,543	5,572
Long-term investments in marketable securities	10,171	59,574
Goodwill	1,325	1,348
Intangible assets (net of accumulated amortization of $772 and $579)	1,140	1,311
Other assets	3,191	2,073
Total assets	$231,583	$214,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,431	$12,553
Accrued liabilities	8,779	8,718
Current portion of long-term debt	-	392
Total current liabilities	22,210	21,663

Long-term debt	-	388
Deferred tax liabilities	800	797
Other long term liabilities	-	3
Minority interest in consolidated subsidiaries	1,118	906
Total liabilities	24,128	23,757

Commitments (Note 12)
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 28, 2008, 25,703,000; at June 30, 2007, 25,838,000	132,028	135,887
Retained earnings	72,162	55,149
Accumulated other comprehensive income (loss), net of tax	3,265	(558)
Total shareholders’ equity	207,455	190,478
Total liabilities and shareholders' equity	$231,583	$214,235

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006

Net revenues	$163,744	$123,370	$105,878
Cost of revenues	103,638	80,557	69,374
Gross profit	60,106	42,813	36,504
Operating expenses:
Research and development	17,159	16,021	15,492
Selling, general and administrative	23,624	21,878	18,490
Restructuring charge	-	-	55
Total	40,783	37,899	34,037
Income from operations	19,323	4,914	2,467
Interest and other income, net	5,513	6,460	3,875
Interest expense	(12)	(130)	(342)
Other than temporary decline in value of investment	(76)	(6)	(64)
Income before income tax expense	24,748	11,238	5,936
Income tax expense	8,221	2,985	1,852
Minority interest in (income) loss of consolidated subsidiaries	(116)	(33)	99
Equity in net income of unconsolidated affiliates	602	407	1,796
Net income	$17,013	$8,627	$5,979
Basic income per share	$0.66	$0.33	$0.23
Diluted income per share	$0.64	$0.32	$0.22
Shares used in computing basic income per share	25,737	26,058	26,254
Shares used in computing diluted income per share	26,611	26,669	26,994

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCES, July 2, 2005	26,357	$141,233	$40,610	$(681)	$181,162
Net income	—	—	5,979	—	5,979
Change in unrealized gain (loss) on investments, net	—	—	—	(211)	(211)
Cumulative currency translation adjustment	—	—	—	(2)	(2)
Total comprehensive income					5,766
Stock dividend	—	—	(67)	—	(67)
Issuance of common stock under employee stock plans	454	2,248	—	—	2,248
Stock based compensation expense	—	1,323	—	—	1,323
Tax benefit resulting from stock option transactions	—	184	—	—	184
Repurchase and retirement of common stock	(750)	(6,505)	—	—	(6,505)
BALANCES, July 1, 2006	26,061	138,483	46,522	(894)	184,111
Net income	—	—	8,627	—	8,627
Change in unrealized gain (loss) on investments, net	—	—	—	624	624
Cumulative currency translation adjustment	—	—	—	(288)	(288)
Total comprehensive income					8,963
Issuance of common stock under employee stock plans	707	4,145	—	—	4,145
Stock based compensation expense	—	2,119	—	—	2,119
Tax benefit resulting from stock option transactions	—	309	—	—	309
Repurchase and retirement of common stock	(930)	(9,169)	—	—	(9,169)
BALANCES, June 30, 2007	25,838	135,887	55,149	(558)	190,478
Net income	—	—	17,013	—	17,013
Change in unrealized gain (loss) on investments, net	—	—	—	677	677
Cumulative currency translation adjustment	—	—	—	3,146	3,146
Total comprehensive income					20,836
Issuance of common stock under employee stock plans	1,424	10,929	—	—	10,929
Stock based compensation expense	—	2,358	—	—	2,358
Tax benefit resulting from stock option transactions	—	2,975	—	—	2,975
Repurchase and retirement of common stock	(1,559)	(20,121)	—	—	(20,121)
BALANCES, June 28, 2008	25,703	$132,028	$72,162	$3,265	$207,455

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,013	$8,627	$5,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,532	6,108	5,003
Stock based compensation	2,358	2,119	1,323
Tax benefit resulting from stock option transactions	3,409	309	184
Excess tax benefit resulting from stock option transactions	(2,975)	(163)	(136)
Other than temporary decline in the value of investments	76	6	64
Gain on investments	(644)	(45)	(51)
(Gain) loss on disposal of assets	5	(72)	8
Gain on sales of investments in privately held companies	-	(1,002)	-
Loss on impairment of intangible assets	23	-	-
Equity in net income of unconsolidated affiliates	(602)	(407)	(1,796)
Minority interest in consolidated subsidiary’s net income (loss)	117	33	(99)
Deferred taxes	2,059	178	1,482
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	(10,029)	3,548	(3,489)
Inventories	(2,664)	1,878	1,701
Prepaid expenses and other current assets	(5,244)	(124)	774
Investments in unconsolidated affiliates	-	(17)	122
Other assets	(1,224)	(42)	773
Accounts payable	85	2,189	(390)
Accrued liabilities	(691)	1,400	625
Other long term liabilities	-	(393)	6
Net cash provided by operating activities	7,604	24,130	12,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,027)	(5,987)	(7,187)
Net proceeds from sale of property and equipment	2	251	97
Net proceeds from sale of investments in privately held companies	-	2,004	103
Purchase of available for sale investments	(88,238)	(448,605)	(729,259)
Maturities and sales of available for sale investments	109,557	457,218	742,429
Cash paid for eCERA acquisition, net of cash received	-	-	(13,064)
Cash paid for Azer acquisition, net of cash received	-	-	(1,488)
Cash used in the investment of Pericom Electronics Hong Kong Ltd.	-	-	(172)
Change in restricted cash balance	-	950	(950)
Net cash provided by (used in) investing activities	11,294	5,831	(9,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,929	4,145	2,248
Proceeds generated from sale of stock to minority interest	-	-	734
Excess tax benefit on stock based compensation	2,975	163	136
Proceeds from short-term and long-term debts	-	2,789	10,506
Principal payments on long-term debt and capital leases	(792)	(11,175)	(18,006)
Repurchase of common stock	(20,121)	(9,169)	(6,505)
Net cash used in financing activities	(7,009)	(13,247)	(10,887)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	584	(118)	(30)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,473	16,596	(8,325)
CASH AND CASH EQUIVALENTS:
Beginning of year	29,173	12,577	20,902
End of year	$41,646	$29,173	$12,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,875	$1,251	$61
Cash paid during the period for interest	$11	$152	$370

See notes to consolidated financial statements

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 28, 2008, JUNE 30, 2007 AND JULY 1, 2006

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company” or “Pericom”) was incorporated in June 1990 in the state of California. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits (“IC’s”) and frequency control products (“FCP”s) used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION–These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited and Pericom Asia Limited (“PAL”) as well as its two majority owned subsidiaries, SaRonix-eCERA Corporation (“SRe”) and Pericom Taiwan Limited Corporation (“PTL”). The Company eliminates all significant intercompany balances and transactions in consolidation.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. All periods presented include 52 weeks.

CASH EQUIVALENTS – The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES – The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs. The Company classifies trading securities as current assets and its available-for-sale securities as current or noncurrent based on each security’s attributes. At June 28, 2008 and June 30, 2007, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

Available for Sale Securities:

	As of June 28, 2008
		Net	Fair
	Amortized	Unrealized	Market
(In thousands)	Cost	Gain (Loss)	Value

Corporate bonds and notes	$8,814	$(3)	$8,811
Government securities	32,132	177	32,309
Asset / mortgage backed securities	39,660	41	39,701
	$80,606	$215	$80,821

	As of June 30, 2007
		Net	Fair
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Corporate bonds and notes	$24,892	$(114)	$24,778
Government securities	35,805	(214)	35,591
Asset / mortgage backed securities	38,450	(200)	38,250
Time Deposit/CD	304	-	304
	$99,451	$(528)	$98,923

Trading Securities:

	Fiscal Year Ended
	June 28, 2008		June 30, 2007
(In thousands)	Net Unrealized Gains (Loss)	Fair Market Value	Net Unrealized Gains (Loss)	Fair Market Value
Corporate bonds and note funds	$-	$-	$(37)	$474
Other funds	39	1,458	37	2,445
Total Trading Securities	$39	$1,458	$-	$2,919

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 28, 2008 and June 30, 2007:

	Securities in Portfolio with Unrealized Losses at June 28, 2008
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Corporate bonds and notes	$1,857	$7	$1,969	$22	$3,826	$29
Government securities	698	1	-	-	698	1
Asset/mortgage backed securities	5,082	145	1,557	15	6,639	160
	$7,637	$153	$3,526	$37	$11,163	$190

	Securities in Portfolio with Unrealized Losses at June 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Corporate bonds and notes	$6,166	$45	$9,896	$90	$16,062	$135
Government securities	13,017	43	17,118	187	30,135	230
Asset/mortgage backed securities	21,609	106	9,577	105	31,186	211
	$40,792	$194	$36,591	$382	$77,383	$576

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The Company reports unrealized gains and losses on its “available-for-sale” securities in other comprehensive income in shareholders’ equity, while it records unrealized gains and losses on trading securities in its consolidated statement of operations.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of June 28, 2008 and June 30, 2007:

(in thousands)	June 28, 2008	June 30, 2007
One year or less	$9,414	$19,760
Between one and three years	33,538	32,878
Greater than three years	39,327	49,204
	$82,279	$101,842

In fiscal 2008, 2007 and 2006 realized gains (losses) on available-for-sale securities were $644,000, $21,000 and ($16,000), respectively.

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

INVENTORIES – For our IC and certain FCP families of products we record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

We record the inventories of the remainder of our FCP products at the lower of weighted-average cost, which approximates actual cost, or market value. Weighted average cost is comprised of average manufacturing costs weighted by the volume produced in each production run. We define market value as the net realizable value for our finished goods and replacement cost for raw materials and work in process.

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

We consider the material written-off to be available for sale. We do not revalue the written off inventory should market conditions change or if a market develops for the obsolete inventory. In the past, we have sold obsolete inventory that we have previously written off as worthless. Refer to the Gross Profit discussion in Item 7 of our annual report on Form 10K for further discussion of sales of our obsolete inventory.

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

OTHER ASSETS – The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, assets held for sale and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 28, 2008 and determined that no impairment existed. The Company carries assets held for sale and deposits at the lower of the assets’ carrying amount or fair value less costs to sell.

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

FOREIGN CURRENCY TRANSLATION – The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net gains or (losses) from foreign currency translation of assets and liabilities of $3.2 million and $(288,000) in fiscal 2008 and 2007, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $(309,000), $281,000 and $147,000 in fiscal 2008, 2007 and 2006 respectively, and are included in interest and other income, net.

SHARE-BASED COMPENSATION – Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes accounting for share-based awards exchanged for employee services.  Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  See Note 14 for further discussion of share-based compensation.

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

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at the Company’s listed book price. Asian distributors typically buy the Company’s product at less than standard price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month the Company records a sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors that month.

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

•	risks associated with changes in domestic and international economic and/or political conditions or regulations;
•	availability of necessary components; and
•	the Company’s ability to attract and retain employees necessary to support its growth.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
			Trade
		Net	Accounts
Fiscal Year Ended:		Revenues	Receivable
June 28, 2008	Customer A	14%	16%
	All others	86	84
		100%	100%

June 30, 2007	Customer B	13%	9%
	All others	87	91
		100%	100%

July 1, 2006	Customer C	11%	9%
	All others	89	91
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity. The Board believes the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning June 28, 2009. The Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning June 28, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the Company elects the fair value option be reported in earnings. The Company is required to adopt the provision of SFAS 159 for the Company’s fiscal year beginning June 29, 2008. The Company’s management is currently evaluating the impact that SFAS 159 will have on the consolidated balance sheet and the consolidated statements of operations and cash flows.

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

In June 2006, the FASB issued FASB interpretation (“FIN”) No. 48, Accounting for uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and was adopted by the Company as of the start of the current fiscal year on July 1, 2007. Additional discussion is included in Note 17 to the Consolidated Financial Statements.

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

Basic and diluted earnings per share for each of the three years in the period ended June 28, 2008 is as follows:

	Fiscal Year Ended
(In thousands, except for per share data)	June 28, 2008	June 30, 2007	July 1, 2006
Net income	$17,013	$8,627	$5,979
Computation of common shares outstanding – basic earnings per share:
Weighted average common stock	25,737	26,058	26,254
Basic earnings per share	$0.66	$0.33	$0.23

Computation of common shares outstanding – diluted earnings per share:
Weighted average common stock	25,737	26,058	26,254
Dilutive options using the treasury stock method	874	611	740
Shares used in computing diluted earnings per share	26,611	26,669	26,994
Diluted earnings per share	$0.64	$0.32	$0.22

Options to purchase 1.6 million, 2.8 million and 3.8 million shares of common stock were outstanding as of June 28, 2008, June 30, 2007 and July 1, 2006, respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

2. OTHER RECEIVABLES

Other receivables consist of:

	As of
	June 28,	June 30,
(in thousands)	2008	2007

Interest receivable	$690	$770
Other accounts receivable	994	971
	$1,684	$1,741

3. INVENTORIES

Inventories consist of:

	As of
	June 28,	June 30,
(in thousands)	2008	2007

Finished goods	$7,123	$4,570
Work-in-process	4,472	4,057
Raw materials	6,326	6,160
	$17,921	$14,787

The Company considers raw material inventory obsolete and it writes it off if the raw material has not moved in 365 days. The Company considers assembled devices excessive and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of June 28, 2008, the Company had $5.0 million of written-off inventory as compared to $8.3 million at June 30, 2007. The Company attributes this overall reduction of approximately $3.3 million in obsolete inventory between the fiscal year ended June 28, 2008 and the fiscal year ended June 30, 2007 to physically scrapping products that were previously written-off, partially offset by additional write-offs.

4. PROPERTY, PLANT AND EQUIPMENT – NET

	As of
	June 28,	June 30,
(in thousands)	2008	2007

Machinery and equipment	$36,688	$28,648
Computer equipment and software	13,942	13,678
Building	3,840	3,374
Land	2,729	2,528
Furniture and fixtures	925	897
Leasehold improvements	781	755
Vehicles	56	52
Total	58,961	49,932
Accumulated depreciation and amortization	(33,724)	(27,764)
Construction-in-progress	3,936	1,772
Property, plant and equipment – net	$29,173	$23,940

Depreciation expense for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 was $6.3 million, $6.0 million and $4.8 million, respectively.

5. OTHER ASSETS

	As of
	June 28,	June 30,
(in thousands)	2008	2007

Investments in privately held companies	$1,597	$1,649
Deposits	893	306
Other	701	118
Total	$3,191	$2,073

The Company has investments in certain privately held companies, which it accounts for under the cost method. During the fiscal year ended June 30, 2007, the Company sold 50% of an investment in a privately held semiconductor company, realizing approximately $1.0 million gain. The Company reviews these investments for impairment on a periodic basis. The Company did not write off any material investments during 2008, 2007 or 2006.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	As of the Year Ended
	June 28,	June 30,
(in thousands)	2008	2007

Pericom Technology, Inc.	$8,505	$8,230
Others	1,887	1,389
Total	$10,392	$9,619

The Company has an approximate 44% ownership interest in Pericom Technology, Inc. (“PTI”). Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. At June 28, 2008 and June 30, 2007, the Company's carrying value of the investment in PTI exceeded the Company’s underlying equity in the net assets of PTI by $550,000 and $859,000, respectively. PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China (“China”). The Company purchased $150,000, $116,000 and $125,000 in goods and services from PTI during the years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively. PTI owed the Company $123,000, $121,000 and $349,000 at June 28, 2008, June 30, 2007 and July 1, 2006, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at June 28, 2008 and June 30, 2007 is as follows:

	As of the Year Ended
	June 28,	June 30,
	2008	2007
(in thousands)		(restated)
Total assets	$19,599	$17,439
Total liabilities	$1,568	$1,136
Total equity	$18,031	$16,303

Revenue	$11,675	$11,333
Cost of revenues	5,839	5,143
Gross profit	5,836	6,190

Expenses	4,555	4,603
Operating income	1,281	1,587
Interest and other income	191	210
Tax provision	172	97
Net income	$1,300	$1,700

The results for fiscal 2007 were restated as a consequence of the audit of fiscal 2008 results, with adjustments to asset lives and resulting depreciation charges, and to income from invested cash balances. The impact of these adjustments on the Company’s financial statements was immaterial.

In 2006, the Company recouped PTI’s net income at 75%, but this declined to 25% in 2007 and 2008. The change in percentages at which the Company recognizes its proportionate share of the income of PTI is due to the percentages of ownership held in successive rounds of financing of PTI in which the Company participated. As the earlier losses attributable to each round are fully recovered through subsequent profitability, the Company’s participation percentage related to the next round of financing is applied to any additional profits. The Company will continue to use the 25% allocation percentage until all the losses recognized in prior years have been recouped, in accordance with EITF 02-14. Once this has been completed, the Company will revert to recognizing its share of PTI’s net income at its percentage ownership level, which is currently 44.1%.

The Company holds ownership interests in various other privately held companies. The ownership in these affiliates varies from 20% to approximately 49%. For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 28, 2008, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was a debit of $27,000.

7. BUSINESS COMBINATIONS

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

	Purchase Allocation
(in thousands)	Revised 2007	Deferred Tax Adjustment	Original 2003

Current assets (includes deferred tax assets)	$8,471	$1,466	$7,005
Property and equipment	1,173	-	1,173
Building held for sale	1,532	-	1,532
Other assets (includes deferred tax assets)	616	-	616
Other intangible assets subject to amortization:
Customer backlog	320	-	320
Core developed technology	767	(422)	1,189
In-process research and development	360	-	360
Supplier relationship	399	(502)	901
Trade name	415	(542)	957
Total assets acquired	14,053	-	14,053
Current liabilities	(4,422)	-	(4,422)
Total liabilities assumed	(4,422)	-	(4,422)
Net assets acquired	$9,631	$-	$9,631

Acquisition of eCERA Comtek Corporation

On September 7, 2005 the Company purchased a 99.9% share of eCERA Comtek Corporation (“eCERA”). The Company purchased eCERA and its fifty percent-owned subsidiary, AZER Crystal Technology Co, Ltd. (“Azer”), to ensure availability of FCPs to meet customer demand as well as to drive cost efficiencies. The purchase price for eCERA, including net cash consideration of $14.7 million and assumed liabilities of approximately $19.7 million, totaled approximately $34.4 million including transaction costs. The Company also had the right through March 7, 2006 to purchase the remaining fifty percent of eCERA’s crystal blank manufacturing subsidiary, Azer. The Company exercised this right for cash consideration of approximately $1.6 million and assumed debt of approximately $1.8 million on February 6, 2006. eCERA and Azer subsequently merged and eCERA was the surviving entity. eCERA wrote off Azer-related goodwill of $23,000 in the quarter ended December 29, 2007. eCERA changed its name to SaRonix-eCERA (”SRe”) after the Company combined the operations of eCERA and SaRonix. SRe has been a key supplier of quartz crystal blanks and crystal oscillator products for the Company’s frequency control product line.

The Company has included the results of operations of SRe from the dates of acquisition in the Company’s consolidated financial statements. The Company recorded the assets acquired and liabilities assumed at the date of the acquisition at estimated fair values as determined by management. The Company based the fair values of intangible assets acquired using appropriate application of the income, market, and cost approaches and the determined the fair value of tangible assets acquired and liabilities assumed using estimates of current replacement cost, present value of amounts to be collected in the future and other techniques. The Company allocated the purchase price of eCERA as follows:

(in thousands)	Purchase Price Allocation
Current assets	$16,846
Property and equipment	14,646
Other assets	2,594
Other intangible assets subject to amortization :
Trade name	40
Core developed technology	160
Customer relationships	111
Total assets acquired	34,397
Current liabilities	(12,269)
Long-term liabilities	(7,414)
Total liabilities assumed	(19,683)
Minority interest	(10)
Net assets acquired	$14,704

The following unaudited pro forma information shows the results of operations for the fiscal year ended July 1, 2006 as if the eCERA acquisition occurred on the first day of the fiscal year, July 3, 2005, with the exception that the purchase accounting adjustments were estimated based on the closing date of the eCERA acquisition.

The pro forma information is illustrative and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of fiscal 2006, nor is it necessarily indicative of future operating results.

Unaudited pro forma information

Fiscal Year Ended
(in thousands except per share amounts)	July 1, 2006
Net revenue	$110,555
Net income	6,216
Basic income per share	$0.24
Diluted income per share	$0.23

8. PURCHASED INTANGIBLE ASSETS

The Company’s purchased intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	June 28, 2008			June 30, 2007
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$117	$(111)	$6	$111	$(67)	$44
eCERA trade name	43	(17)	26	40	(10)	30
Core developed technology	939	(566)	373	925	(489)	436
SaRonix supplier relationship	398	(78)	320	399	(13)	386

Total amortizable purchased intangible assets	1,497	(772)	725	1,475	(579)	896

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$1,912	$(772)	$1,140	$1,890	$(579)	$1,311

Amortization expense related to finite-lived purchased intangible assets is charged to cost of revenues and was approximately $186,000 in fiscal 2008, $198,000 in fiscal 2007 and $173,000 in fiscal 2006.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets, in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 28, 2008 or June 30, 2007. However, future impairment tests could result in a charge to earnings.

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

(in thousands)	2009	2010	2011	2012	2013 and beyond
Expected amortization-eCERA	$37	$31	$31	$31	$5
Expected amortization-SaRonix	117	117	117	117	122
	$154	$148	$148	$148	$127

9. ACCRUED LIABILITIES

Accrued liabilities consist of:

	June 28,	June 30,
(in thousands)	2008	2007

Accrued compensation	$6,089	$4,515
Accrued income tax	434	2,159
External sales representative commissions	615	832
Other accrued expenses	1,641	1,212
	$8,779	$8,718

10. DEBT

As part of the acquisition of eCERA discussed in Note 7, the debt obligation assumed by the Company in the transaction totaled $14.9 million and consisted of long-term debt and short-term lines of credit. The Company repaid the lines of credit during fiscal 2007. The remaining debt of $780,000 as of June 30, 2007 was repaid during the first half of fiscal 2008.

11. RESTRICTED ASSETS

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

As of June 28, 2008, the Company had pledged and restricted assets of $5.2 million that consist of land and buildings SRe has pledged for loan and credit facilities.

12. COMMITMENTS

BUILDING LEASE

In October 2003, the Company entered into a lease for a new corporate headquarters for a period of ten years with two consecutive options to extend for an additional five years each. The future minimum operating lease commitments at June 28, 2008 are as follows:

	Fiscal Year Ending
	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease payments	$1,283	$1,160	$1,052	$1,084	$1,116	$566	$6,261

Rent expense during the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 was $1.8 million, $1.7 million and $1.7 million, respectively.

In January 2008, we initiated a project to build a factory in China for the development and manufacture of frequency control products (FCPs), and it is expected that our total investment will be approximately $35 million over the next two years.

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale investments and cumulative currency translation adjustments at consolidated subsidiaries.

As of June 28, 2008, accumulated other comprehensive income, net of tax consisted of $144,000 of unrealized gains on investments net of tax, and $3.1 million of currency translation gains. As of June 30, 2007, accumulated other comprehensive loss, net of tax consisted of $533,000 of unrealized losses on investments net of tax, and $25,000 of currency translation losses.

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 28, 2008, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At June 28, 2008 the Company had four stock option plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company’s aggregate compensation cost due to option grants and the ESPP for the twelve months ended June 28, 2008 totaled $2.4 million, as compared with $2.1 million and $1.3 million for fiscal 2007 and 2006, respectively. The Company recognized $684,000, $513,000 and $26,000 in income tax benefit in the consolidated statements of operations for fiscal 2008, 2007 and 2006, respectively, related to the Company’s share-based compensation arrangements. The net impact of share-based compensation for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 was a reduction in net income of $1.7 million, $1.6 million and $1.3 million, respectively, or a reduction of $0.06, $0.06 and $0.05 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock option plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 5.1 million shares of common stock as of June 28, 2008 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options.

The Company may grant options at the fair value and not less than 85% of the fair value on grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

The Company estimates the fair value of each employee option on the date of grant using the Black-Scholes option valuation model and expenses that value as compensation using a straight-line method over the option’s vesting period, which corresponds to the requisite employee service period. The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes represent predictors of future volatility. The Company uses historical data to estimate option exercises, expected option holding periods and option forfeitures. The Company bases the risk-free interest rate on the U.S. Treasury note yield for periods equal to the expected term of the option.

The following table lists the assumptions the Company used to value stock options:

Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Expected life	4.98-5.17 years	4.88-4.93 years	1.5-5.75 years
Risk-free interest rate	2.92-4.70%	4.56-4.79%	4.03-4.99%
Volatility range (low/high)	44%-47%	46%-48%	38%-40%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 2, 2005 and changes during the three fiscal periods ended June 28, 2008:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Options outstanding at July 2, 2005	5,543	$11.50	$18.7
Options granted (weighted average grant date fair value of $2.96)	702	8.46
Options exercised	(313)	4.13
Options forfeited or expired	(655)	12.33
Options outstanding at July 1, 2006	5,277	11.43	16.5
Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97
Options outstanding at June 30, 2007	4,818	11.84	10.2
Options granted (weighted average grant date fair value of $6.01)	664	13.54
Options exercised	(1,304)	7.59
Options forfeited or expired	(304)	13.68
Options outstanding at June 28, 2008	3,874	$13.42	$16.7

At June 28, 2008, 1,204,000 shares were available for future issuance under the option plans. The aggregate intrinsic value of options exercised during the year ended June 28, 2008 was $11.0 million. The status of options vested and expected to vest and options that are currently exercisable as of June 28, 2008 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	3.6	2.8
Aggregate Intrinsic Value (million $)	$15.1	$11.7
Wtd. Avg. Contractual Term (years)	4.9	4.0
Wtd. Avg. Exercise Price	$13.63	$14.21

The Company has unamortized share-based compensation expense related to options of $4.2 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding as of June 28, 2008 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding as of 6/28/08	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of 6/28/08	Weighted Average Exercise Price
$2.40	$5.25	235,334	0.92	$4.96	235,334	$4.96
$6.53	$7.87	219,662	7.21	$7.75	106,894	$7.64
$7.88	$11.50	1,751,878	6.70	$9.72	1,134,927	$9.72
$11.59	$15.98	704,600	4.25	$14.20	569,517	$14.11
$16.03	$23.50	513,047	5.29	$17.40	340,466	$17.97
$24.56	$37.22	449,050	1.95	$29.26	449,050	$29.26

$2.40	$37.22	3,873,571	5.20	$13.42	2,836,188	$14.21

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 544,000 remain available at June 28, 2008. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares. During fiscal year 2008, 2007 and 2006, the Company issued 120,000, 146,000 and 141,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $8.55, $6.83 and $6.79, respectively. The weighted average grant date fair value of the fiscal 2008, 2007 and 2006 awards were $3.15, $2.49 and $2.11 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. The Company bases volatility on the volatility of the Company’s stock during the expected term. The Company uses historical data to estimate the expected holding period and expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the expected term.

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Expected life	13.5 months	13.5 months	13.5 months
Risk-free interest rate	1.97-4.95%	4.98-5.08%	3.83-4.94%
Volatility range (low/high)	40%-60%	41%-42%	35%-39%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 28, 2008:

	Shares	Weighted Average Purchase Price

Beginning Available	663,910
Purchases	(119,587)	$8.55
Ending Available	544,323

At June 28, 2008, the Company has $544,000 in unamortized share-based compensation related to its employee stock purchase plan. We estimate this expense will be amortized and recognized in the consolidated statement of operations over the next 1.04 years.

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 28, 2008	June 30, 2007	July 1, 2006

Cost of revenues	$155	$141	$92
Research and development	811	865	501
Selling, general and administrative	1,392	1,113	730
Pre-tax stock-based compensation expense	2,358	2,119	1,323
Income tax effect	684	513	26
Net stock-based compensation expense	$1,674	$1,606	$1,297

The amount of share-based compensation expense in inventory at June 28, 2008 and June 30, 2007 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal year ended June 28, 2008:

	Fiscal Year Ended
(in thousands)	June 28, 2008	June 30, 2007	July 1, 2006
Stock option plans	$2,054	$1,597	$1,075
Less income tax effect	684	513	26
Net stock option plan expense	1,370	1,084	1,049

Employee stock purchase plan	304	522	248
Less income tax effect	-	-	-
Net employee stock purchase plan expense	304	522	248
	$1,674	$1,606	$1,297

STOCK REPURCHASE PLAN

On October 22, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. The Company repurchased 750,000 shares during fiscal 2006 and 628,000 shares during fiscal 2007, and by June 30, 2007 the Company had repurchased an aggregate of 2,000,000 shares at a cost of approximately $17.8 million, fulfilling the Board of Directors’ October 22, 2001 authorization.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares. Pursuant to the 2007 Board of Directors’ approval, the Company repurchased approximately 1.6 million shares during fiscal 2008 at an approximate cost of $20.1 million, and 302,000 shares during fiscal 2007, at an approximate cost of $3.1 million.

On April 29, 2008, our Board of Directors authorized the repurchase of an additional $30 million of our common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

15. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The record date for the distribution was March 21, 2002. The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors. All shares issued since March 21, 2002 contain one right. The rights will expire on March 21, 2012. As of June 28, 2008, there were 25,703,000 rights outstanding.

16. RESTRUCTURING CHARGE

In fiscal 2005, the Company instituted a restructuring plan to align its costs with prevailing market conditions. The Company incurred additional accruals related to the restructuring plan of $55,000 in the first quarter of fiscal 2006. The Company experienced no restructuring charges in fiscal years 2007 or 2008.

The following table summarizes the restructuring activity in fiscal 2006:

Restructuring
(in thousands)	Charge
Balance at July 2, 2005	$22
Additional reserves in fiscal 2006	55
Cash payments in fiscal 2006	(77)
Balance at July 1, 2006	$-

17. INCOME TAXES

Income tax expense consists of (in thousands):

	Fiscal Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
Federal:
Current	$2,279	$1,543	$290
Deferred	4,454	(587)	1,370
	6,733	956	1,660
State:
Current	4	49	117
Deferred	445	25	(271)
	449	74	(154)
Foreign:
Current	963	957	322
Deferred	76	998	24
	1,039	1,955	346
Total income tax expense	$8,221	$2,985	$1,852

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006

Tax provision at federal statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.5	(1.7)
Foreign income tax	(2.9)	(2.3)	(9.4)
Foreign loss	-	-	8.1
Benefits from resolution of certain tax audits and
expiration of statute of limitations	(0.6)	-	-
Stock compensation	0.6	1.9	-
Tax exempt investment income	-	-	-
Research and development tax credits	0.1	(4.3)	(2.2)
Change in valuation allowance	(0.4)	(1.0)	-
Other	1.6	(3.2)	1.5
Income tax expense	33.2%	26.6%	31.3%

The components of the net deferred tax assets were as follows (in thousands):

	As of
	June 28,	June 30,
	2008	2007
Deferred tax assets:
Credit carryforwards	$3,704	$3,709
Inventory reserves	1,740	2,941
Cumulative loss on investment in unconsolidated affiliates	26	762
Unrealized loss on short-term investments	425	199
Accrued compensation and other benefits	478	555
Capitalized research and development	139	202
Capital loss carry forward	205	498
Accounts receivable reserve	655	815
Inventory capitalization	121	68
Stock compensation	940	703
Others	88	333
Total deferred tax asset	8,521	10,785

Deferred tax liabilities:
Basis difference in fixed assets	(704)	(696)
Deferred state taxes	-	-
Other prepaid accruals	(96)	(101)
Total deferred tax liabilities	(800)	(797)
Valuation allowance	(634)	(933)
Net Deferred tax assets	$7,087	$9,055

As of June 28, 2008, the Company has tax credit carryforwards of approximately $3.1 million and $0.6 million available to offset future state taxable income and federal taxable income, respectively. The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. Due to the uncertainty surrounding the Company’s ability to offset the cumulative equity losses in Pericom Technology, Inc. (“PTI”) and write-downs in investments, the Company has provided for a partial valuation allowance of $634,000 against the tax effect of the losses and write-downs as of June 28, 2008. The Company reduces the valuation allowance by the tax effect of any realized capital gains that are available to offset capital losses.

Consolidated income before income taxes includes non-U.S. income of approximately $5.0 million, $4.3 million and $1.0 million for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively. Pericom has not provided U.S. income taxes on a cumulative total of approximately $11.8 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

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

The Company recognized $974,000 for unrecognized tax benefits related to tax positions taken in prior periods. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of July 1, 2007	$(974,000)
Gross increases - tax positions in prior period	-
Gross decreases - tax positions in prior period	-
Gross increases - current-period tax positions	(72,000)
Decreases relating to settlements	-
Reductions as a result of a lapse of statute of limitations	148,000
Balance as of June 28, 2008	$(898,000)

All of this amount would affect the corporation’s tax rate if recognized. The tax years 2004 to 2007 remain open in the United States.

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. As of June 28, 2008, the Company has accrued $120,000 for interest related to the unrecognized tax benefits.

18. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2008, 2007 or 2006.

19. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company operates in one segment, the interconnectivity device supply market. The Company offers two broad and complementary product families within this segment, high performance integrated circuits and frequency control sub-systems.

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), is the company’s President and Chief Executive Officer (CEO). Because the Company’s products are complementary and share common customers and suppliers, the CODM reviews and assesses financial information, operating results and performance of the Company’s business in the aggregate and allocates resources to develop new products and drive sales using information about the market in which the Company operates, as a whole.

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

Operating net revenues for the three years is shown below:

	Years Ended
	June 28,	June 30,	July 1,
(in thousands)	2008	2007	2006
Net revenues
IC product family	$96,612	$72,728	$64,479
FCP product family	67,132	50,642	41,399
Total	$163,744	$123,370	$105,878

For geographical reporting, we attribute net sales to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for the years ended June 28, 2008, June 30, 2007 and July 1, 2006; and the net book value of long-lived assets as of June 28, 2008, June 30, 2007 and July 1, 2006 by geographical segment:

	Years Ended
	June 28,	June 30,	July 1,
(in thousands)	2008	2007	2006
Net sales to countries:
China (including Hong Kong)	$63,071	$48,282	$30,013
United States	14,466	15,988	20,522
Taiwan	52,103	29,253	27,519
Singapore	8,073	8,004	9,392
Others (less than 10% each)	26,031	21,843	18,432
Total net sales	$163,744	$123,370	$105,878
(in thousands)
Long-lived assets:
United States	$6,622	$6,441	$7,144
Taiwan	23,402	18,169	20,214
Korea	856
Singapore	353	1,627	1,266
China (including Hong Kong)	345	400	227
Others (less than 10% each)	60	78	169
Total long-lived assets	$31,638	$26,715	$29,020

20. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 28, 2008 and June 30, 2007.

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 28,	Mar 29,	Dec 29,	Sep 29,
	2008	2008	2007	2007
Net revenues	$43,373	$41,177	$40,726	$38,468
Cost of revenues	27,768	25,709	25,694	24,467
Gross profit	15,605	15,468	15,032	14,001
Operating expenses:
Research and development	4,296	4,503	4,278	4,082
Selling, general and administrative	6,294	5,705	5,786	5,839
Total operating expenses	10,590	10,208	10,064	9,921
Income from operations	5,015	5,260	4,968	4,080
Interest and other income, net	1,606	903	1,622	1,370
Other than temporary decline in the value of investments	(24)	(52)	-	-
Income before income tax expense	6,597	6,111	6,590	5,450
Income tax expense	2,132	2,054	2,344	1,691
Minority interest in the loss (income) of consolidated subsidiaries	(53)	(47)	(19)	3
Equity in net income of unconsolidated affiliates	181	131	169	121
Net income	$4,593	$4,141	$4,396	$3,883
Basic earnings per share	$0.18	$0.16	$0.17	$0.15
Diluted earnings per share	$0.17	$0.16	$0.16	$0.15
Shares used in computing basic earnings per share	25,480	25,835	25,888	25,745
Shares used in computing diluted earnings per share	26,472	26,633	26,959	26,379

	For the Quarter Ended
	June 30,	Mar 31,	Dec 30,	Sep 30,
	2007	2007	2006	2006
Net revenues	$31,520	$30,182	$30,842	$30,826
Cost of revenues	20,027	19,960	20,176	20,394
Gross profit	11,493	10,222	10,666	10,432
Operating expenses:
Research and development	3,991	4,048	4,040	3,942
Selling, general and administrative	5,822	5,342	4,919	5,795
Total operating expenses	9,813	9,390	8,959	9,737
Income from operations	1,680	832	1,707	695
Interest and other income, net	1,410	2,519	1,193	1,338
Interest expense	7	23	42	58
Other than temporary decline in the value of investments	-	(5)	-	(1)
Income before income tax expense	3,083	3,323	2,858	1,974
Income tax expense	886	788	691	620
Minority interest in the loss (income) of consolidated subsidiaries	4	(7)	(21)	(9)
Equity in net income (loss) of unconsolidated affiliates	(69)	86	110	280
Net income	$2,132	$2,614	$2,256	$1,625
Basic earnings per share	$0.08	$0.10	$0.09	$0.06
Diluted earnings per share	$0.08	$0.10	$0.08	$0.06
Shares used in computing basic earnings per share	25,880	26,109	26,113	26,131
Shares used in computing diluted earnings per share	26,500	26,702	26,783	26,692

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 10, 2008

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

Signature	Title	Date

/s/ ALEX C. HUI	Chief Executive Officer, President and	September 10, 2008
Alex C. Hui	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ANGELA CHEN	Chief Financial Officer	September 10, 2008
Angela Chen	(Principal Financial Officer and Accounting
Officer)

/s/ JOHN CHI-HUNG HUI	Senior Vice President, R&D and Director	September 10, 2008
John Chi-Hung Hui

/s/ MILLARD PHELPS	Director	September 10, 2008
Millard Phelps

/s/ HAU L LEE	Director	September 10, 2008
Hau L. Lee

/s/ SIMON WONG	Director	September 10, 2008
Simon Wong

/s/ MICHAEL SOPHIE	Director	September 10, 2008
Michael Sophie

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning	Reserves	Charged to		Balance at End of
	of Period	Acquired	Revenues	Deductions	Period
Reserves for returns and pricing adjustments

Fiscal year ending June 28, 2008	$2,185	-	$3,460	$3,950	$1,695
Fiscal year ending June 30, 2007	1,913	-	5,340	5,068	2,185
Fiscal year ending July 1, 2006	2,220	-	5,702	6,009	1,913

	Balance at		Charged to		Balance at
	Beginning	Reserves	Costs and	Deductions/	End of
	of Period	Acquired (a)	Expenses	Write-offs	Period
Allowance for doubtful accounts

Fiscal year ending June 28, 2008	$103	$-	$165	$13	$255
Fiscal year ending June 30, 2007	292	-	37	226	103
Fiscal year ending July 1, 2006	19	424	(141)	10	292
_____________
(a)	Reserve balance acquired as part of the September 7, 2005 eCERA and Azer acquisition.

Sii