Form 10-Q
period 2008-09-27
PERICOM SEMICONDUCTOR CORP
filed 2008-11-06
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, there were 25,561,528 shares of the registrant’s Common Stock outstanding.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 27, 2008

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 27,	June 28,
	2008	2008
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$39,069	$41,646
Short-term investments in marketable securities	45,589	72,108
Accounts receivable:
Trade (net of allowances of $2,163 and $1,950)	32,397	29,002
Other receivables	1,817	1,684
Inventories	18,740	17,921
Prepaid expenses and other current assets	4,895	5,943
Deferred income taxes	3,996	3,344
Total current assets	146,503	171,648

Property, plant and equipment – net	28,751	29,173
Investments in unconsolidated affiliates	10,512	10,392
Deferred income taxes – non-current	4,554	4,543
Long-term investments in marketable securities	36,332	10,171
Goodwill	1,325	1,325
Intangible assets (net of accumulated amortization of $806 and $772)	1,090	1,140
Other assets	3,283	3,191
Total assets	$232,350	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,831	$13,431
Accrued liabilities	7,874	8,779
Total current liabilities	22,705	22,210

Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,163	1,118
Total liabilities	25,686	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 27, 2008, 25,562,000; June 28, 2008, 25,703,000.	130,580	132,028
Retained earnings	76,087	72,162
Accumulated other comprehensive income (loss), net of tax	(3)	3,265
Total shareholders’ equity	206,664	207,455
Total liabilities and shareholders' equity	$232,350	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007

Net revenues	$43,896	$38,468
Cost of revenues	27,914	24,467
Gross profit	15,982	14,001
Operating expenses:
Research and development	4,221	4,082
Selling, general and administrative	6,901	5,839
Total	11,122	9,921
Income from operations	4,860	4,080
Interest and other income, net	1,106	1,370
Other than temporary decline in value of investments	(44)	-
Income before income tax expense	5,922	5,450
Income tax expense	2,069	1,691
Minority interest in (income) loss of consolidated subsidiaries	(45)	3
Equity in net income of unconsolidated affiliates	117	121
Net income	$3,925	$3,883
Basic income per share	$0.15	$0.15
Diluted income per share	$0.15	$0.15
Shares used in computing basic income per share	25,679	25,745
Shares used in computing diluted income per share	26,239	26,379

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,925	$3,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,964	1,178
Share-based compensation	795	508
Tax benefit related to share-based transactions	-	(34)
Excess tax benefit on share-based transactions	(58)	(55)
Other than temporary decline in value of investments	44	-
Gain on sale of investments	(25)	-
Gain on disposal of assets	-	(7)
Equity in net income of unconsolidated affiliates	(117)	(121)
Deferred taxes	(643)	(105)
Minority interest in consolidated subsidiary income (loss)	45	(3)
Changes in assets and liabilities:
Accounts receivable	(4,169)	(1,758)
Inventories	(1,017)	(1,271)
Prepaid expenses and other current assets	1,005	18
Other assets	(248)	(943)
Accounts payable	1,915	1,875
Other accrued liabilities	307	1,476
Other long term liabilities	-	(8)
Net cash provided by operating activities	3,723	4,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,468)	(1,439)
Purchase of available for sale investments	(29,458)	(63,888)
Maturities and sales of available for sale investments	28,470	42,453
Net cash used in investing activities	(3,456)	(22,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	426	667
Excess tax benefit on share-based compensation	58	55
Payments on debt	-	(98)
Repurchase of common stock	(2,668)	(4,958)
Net cash used in financing activities	(2,184)	(4,334)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(660)	212
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,577)	(22,363)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$39,069	$6,810

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 27, 2008, the results of operations for the three months ended September 27, 2008 and September 29, 2007, and cash flows for the three months ended September 27, 2008 and September 29, 2007. Each period presented had 13 weeks. The condensed consolidated balance sheet at June 28, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. These unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto incorporated by reference in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 11, 2008.

The Company was incorporated in June 1990 in the state of California. The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits (“IC”s) and frequency control products (“FCP”s) used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

The preparation of these interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results of operations for the three month periods ended September 27, 2008 and September 29, 2007 are not necessarily indicative of the results to be expected for the entire year.

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited and Pericom Asia Limited (“PAL”) as well as its two majority owned subsidiaries, SaRonix-eCERA Corporation (“SRe”) and Pericom Taiwan Limited Corporation (“PTL”). In January 2008, we initiated a project to build a factory in China for the development and manufacture of FCPs. The factory will be located in the Jinan Development Zone in Shandong Province. It is expected that our total investment will be approximately $35 million over the next two years. We have land use rights for 75 acres, and the factory is being designed for 13 surface mount device (“SMD”) production lines, with Phase I expected to be completed late in fiscal 2009. We have established PSE Technology (Shandong) Corporation ("PSE") in China to develop and operate the factory. PSE is a wholly-owned subsidiary of PAL. The Company eliminates all significant intercompany balances and transactions in consolidation.

Recently Issued Accounting Standards

Updates to recent accounting standards as disclosed in Pericom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 are as follows:

In May 2008, the Company adopted Statement of Financial Accounting Standards, or “SFAS”, (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 was intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective November 15, 2008. The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial position or results of operation.

On June 29, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of SFAS No.157 for non-financial assets and liabilities is the fiscal year beginning June 28, 2009, except for items recognized at fair value on a recurring basis.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 13, Fair Value Measurements.

In December 2007, the FASB issued Statement of Financial Accounting Standards, SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No.141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

2. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

(in thousands)	September 27, 2008			June 28, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
eCERA customer relationships	$112	$(112)	$-	$117	$(111)	$6
eCERA trade name	41	(18)	23	43	(17)	26
Core developed technology	931	(582)	349	939	(566)	373
SaRonix supplier relationship	397	(94)	303	398	(78)	320
Total amortizable purchased intangible assets	1,481	(806)	675	1,497	(772)	725
SaRonix trade name	415	-	415	415	-	415
Total purchased intangible assets	$1,896	$(806)	$1,090	$1,912	$(772)	$1,140

Amortization expense related to finite-lived purchased intangible assets was approximately $42,000 and $44,000 for the three month periods ended September 27, 2008 and September 29, 2007, respectively.

The Company performs an impairment review of its intangible assets at least annually, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 28, 2008. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining average useful lives of approximately five years. We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Next 12	13-24	25-36	37-48	49-60
(in thousands)	Months	Months	Months	Months	Months

Expected amortization-eCERA	$29	$29	$29	$27	$-
Expected amortization-SaRonix	117	117	117	117	94

	$146	$146	$146	$144	$94

3. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended September 27, 2008 and September 29, 2007 are computed as follows:

(in thousands, except per share data)	Three Months Ended
	September 27, 2008	September 29, 2007

Net income	$3,925	$3,883
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,679	25,745

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,679	25,745
Assumed conversion of dilutive stock options and awards	600	634
Shares used in computing diluted earnings per share	26,239	26,379

Basic and diluted earnings per share	$0.15	$0.15

Options to purchase 1,828,185 and 2,676,189 shares of common stock and restricted stock units of 60,181 and 0 were outstanding as of September 27, 2008, and September 29, 2007 for the three months ended respectively, but not included in the computation of diluted earnings per share because the awards would be anti-dilutive.

4. INVENTORIES

Inventories consist of:

(in thousands)	September 27,	June 28,
	2008	2008

Raw materials	$7,866	$6,326
Work in process	5,204	4,472
Finished goods	5,670	7,123
	$18,740	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the upcoming twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of September 27, 2008, the Company had $4.4 million of written-off inventory as compared to $5.0 million at June 28, 2008. The Company attributes this reduction of approximately $0.6 million in written-off inventory between September 27, 2008 and June 28, 2008 as well as selling of some of the previously written off inventory.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	September 27,	June 28,
	2008	2008

Accrued compensation	$5,700	$6,089
Other accrued expenses	2,174	2,690
	$7,874	$8,779

6. INDUSTRY AND SEGMENT INFORMATION

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

	Percentage of Net Revenues Three months ended
	September 27, 2008	September 29, 2007
Customer A	18%	14%
Customer B	14	7
Customer C	*	*
All others	68	79
	100%	100%

	Percentage of Trade Accounts Receivable
	September 27, 2008	June 28, 2008
Customer A	16%	16%
Customer B	*	*
Customer C	10	*
All others	74	84
	100%	100%

* less than 10% of total net revenues and accounts receivable

For geographical reporting, we attribute net sales to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. We attribute long-lived assets to the country where they are located. The following tables reflects our net sales for the three month periods ended September 27, 2008 and September 29, 2007, and net book values of long-lived assets as of September 27, 2008 and June 28, 2008 by geographical segment:

(in thousands)	Net Revenues
	September 27, 2008	September 29, 2007
China (including Hong Kong)	$15,433	$15,387
United States	2,504	3,847
Taiwan	18,323	11,156
Singapore	2,069	1,923
Others (less than 10% each)	5,567	6,155
Total net sales	$43,896	$38,468

(in thousands)	Total Long-Lived Assets
	September 27, 2008	June 28, 2008
China (including Hong Kong)	$522	$345
United States	5,071	6,622
Taiwan	21,723	23,402
Korea	1,011	856
Singapore	324	353
Others (less than 10% each)	100	60
Total long-lived assets	$28,751	$31,638

7. STOCK REPURCHASE PROGRAM

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares and on April 29, 2008, our Board of Directors authorized the repurchase of an additional $30 million of our common stock. Pursuant to the 2007 authority, the Company repurchased 139,190 shares in the three months ended September 27, 2008 for an aggregate cost of $1.9 million and completed the repurchase of 2,000,000 shares at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased 60,810 shares in the three months ended September 27, 2008 for an aggregate cost of $0.8 million. During the same period in fiscal 2008, the Company repurchased approximately 454,000 shares for an aggregate cost of $5.0 million.

Repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

Repurchase activity is summarized as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007
Shares repurchased	200,000	454,000
Average price per share	$13.34	$10.93
Aggregate purchase price of shares repurchased including commissions	$2.7 million	$5.0 million

8. MINORITY INTEREST

The Company consolidates its subsidiaries Pericom Taiwan Limited (PTL) and SRe, each of which has a minority interest. During the three months ended December 31, 2004, the Company sold 6.82% of PTL to its employees for $315,000 in cash. This minority interest was approximately 7.86% of the outstanding shares at September 27, 2008, and as of this date the value of the minority interest in PTL was negligible. Parties other than the Company own approximately 2.71% of the outstanding shares of SRe at September 27, 2008, and as of this date the minority interest in SRe was valued at $1.2 million.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock: The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of September 27, 2008, the Company has issued no shares of preferred stock.

Option Plans: At September 27, 2008, the Company had four stock option plans, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, and the 2004 Stock Incentive Plan. Under these plans, the Company has reserved an aggregate of 5.1 million shares of common stock as of September 27, 2008 for issuance to employees, officers, non-employee board members and non-employee service providers of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock. The Company may grant options at the fair value and not less than 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively. Options vest over periods of up to 72 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

Employee Stock Purchase Plan: The Company’s 2000 Employee Stock Purchase Plan, or “ESPP”, allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under this Plan, of which 519,366 remain available at September 27, 2008. Under this plan, eligible employees may purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods. The Company divides each purchase period into eight consecutive three-month accrual periods. Participants in this Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period. The maximum number of shares of Common Stock that any employee may purchase under this Plan during any accrual period is 1,000 shares. During the first quarter of fiscal years 2009 and 2008, the Company issued 24,956 and 34,726 shares of common stock at weighted average prices of $10.76 and $6.96.

The following table summarizes activity in the Company’s employee stock purchase plan during the three months ended September 27, 2008:

		Weighted
		Average Purchase
	Shares	Price
Beginning available	544,323
Purchases	(24,956)	$10.76
Ending available	519,367

SHARE-BASED COMPENSATION

Valuation Assumptions: The fair value of the Company’s stock options granted to employees, officers, non-employee board members, non-employee service providers and ESPP shares granted to employees for the three months ended September 27, 2008 and September 29, 2007 was estimated using the following weighted average assumptions:

	September 27, 2008	September 29, 2007
Option Plan
Dividend yield	None	None
Expected volatility	46%	44%
Risk free interest rate	3.29%	4.60%
Expected life	5.22 years	4.98 years
Weighted average fair value at grant date	$6.64	$4.79

Employee Stock Purchase Plan
Dividend yield	None	None
Expected volatility	61%	40%
Risk free interest rate	2.19%	4.95%
Expected life	1.13 years	1.13 years
Weighted average fair value for grant period	$4.31	$3.35

Share-Based Compensation Plan Activities

Stock Options: A summary of option activity during the three months ended September 27, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(Years)	(in millions)
Options outstanding at June 28, 2008	3,874	$13.42	5.20	$16.7
Granted	274	$15.12
Exercised	(34)	$5.00		$ *
Cancelled or Expired	(26)	$15.54

Options outstanding at September 27, 2008	4,088	$13.59	5.27	$5.5

Options vested and expected to vest after September 27, 2008, net of forfeitures	3,782	$13.74	5.00	$5.1

Options exercisable at September 27, 2008	2,914	$14.16	3.88	$4.2

* less than $1.0 million

At September 27, 2008, expected future compensation expense relating to options outstanding on September 27, 2008 is $5.3 million over a weighted-average period of 2.75 years.

Restricted Stock Units: Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs, generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimate forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan, is the product of the number of shares granted and the grant date fair value of our common stock as calculated under the 2004 Stock Incentive Plan. Expected future compensation expense relating to RSUs outstanding on September 27, 2008 is $1.3 million over a weighted-average period of 3.9 years.  A summary of activity of RSUs as of September 27, 2008 is presented below:

		Weighted	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Non-vested share units at June 28, 2008	-	$-	$-
Granted	118,320	$15.06
Vested		$—	$-
Forfeited	(1,300)	$15.06
Non-vested share units at September 27, 2008	117,020		$1,360

Employee Stock Purchase Plan: At September 27, 2008, there was $0.5 million of unrecognized compensation cost related to ESPP is expected to be recognized over a period of approximately 1 year.

Share-based Compensation Expense:
We value our option plan shares and our employee stock purchase plan shares using the Black-Scholes-Merton option-pricing model. The Company recorded $795,000 and $508,000 of share-based compensation expense for the three months ended September 27, 2008 and September 29, 2007, respectively, that included the following:

(in thousands)	Three months ended
	September 27, 2008	September 29, 2007
Share-based compensation expense by caption:
Cost of revenues	$51	$29
Research and development	307	150
Selling, general and administrative	437	329
Pre-tax share-based compensation expense	795	508
Income tax impact	278	134
Net share-based compensation expense	$517	$374

Share-based compensation expense by type of award:
Stock options	$573	$402
Restricted stock units	51	-
ESPP	171	106
Total share-based compensation expense	$795	$508

The amount of share-based compensation expense in inventory at September 27, 2008 and June 28, 2008 is immaterial.

10. INCOME TAXES

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in its US and foreign returns with respect to any book-tax adjustments were highly certain, and accordingly the Company did not record any valuation adjustments against those positions. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change. As of September 27, 2008, the Company had accrued interest and penalties of $120,000 related to unrecognized tax benefits. The Company’s total amount of unrecognized tax benefits as of September 27, 2008 was $898,000. All of this amount would affect the corporation’s tax rate if recognized. The tax years 2003 to 2007 remain open in the United States.

Income Tax Expense

Income tax expense for the three months ended September 27, 2008 and September 29, 2007 was $2.1 million and $1.7 million, respectively, and was comprised of domestic, federal and state income tax, foreign income tax and withholding tax.

11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	September 27,	June 28,
(in thousands)	2008	2008
Pericom Technology, Inc.	$8,565	$8,505
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	1,947	1,887
Total	$10,512	$10,392

The Company has an approximate 44.1% ownership interest in Pericom Technology, Inc. (“PTI”). Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations. In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. At September 27, 2008 and June 28, 2008, the Company's carrying value of the investment in PTI exceeded the Company’s underlying equity in the net assets of PTI by $482,000 and $550,000, respectively. PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China (“China”). The Company purchased $19,000 and $6,000 in goods and services from PTI during the three months ended September 27, 2008 and September 29, 2007, respectively. PTI owed the Company $54,000 and $123,000 at September 27, 2008 and June 28, 2008, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company.

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe. For the first quarter fiscal 2009 and 2008, the Company’s allocated portion of JCP’s results was income of $57,000 and $38,000, respectively.

12. COMPREHENSIVE INCOME

Comprehensive income consists of changes in net income, net unrealized gains and losses on available-for-sale investments and changes in accumulated translation gains (losses) generated by the Company’s consolidated subsidiaries. The components of Comprehensive income net of related tax effects, are as follows:

(in thousands)	Three months ended
	September 27, 2008	September 29, 2007
Net Income	$3,925	$3,883
Change in unrealized gain on investments, net	(1,351)	656
Change in translation gain, net	(1,917)	202
Comprehensive income	$657	$4,741

13. FAIR VALUE MEASUREMENTS

Effective June 29, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 29, 2008.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Treasury securities.  These securities are valued using market prices on active markets.  Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company had no material level three measurements for the quarter ending September 27, 2008.

Assets measured at fair value as of September 27, 2008 are summarized as follows:

(In thousands)	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$3,197	$-	$3,197
Corporate bonds and notes	-	4,395	4,395
Government agency	-	11,689	11,689
Investments (2):
Treasury Bills	10,858		10,858
Corporate bonds and notes	-	12,838	12,838
Government agency		33,787	33,787
Asset/mortgage backed securities	-	24,444	24,444
Total	$14,055	$87,153	$101,208
(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Fair value is included in investments and related interest income earned thereon is included in accounts receivable on our condensed consolidated balance sheet.

Effective June 29, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or “SFAS No. 159”. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS No. 159.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Most of our mortgage-backed securities are collateralized by prime residential mortgages, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Corporation. In addition, we have the ability and intent to hold these investments until maturity when the obligors are required to redeem them at their full face value, and we believe the obligors have the financial resources to redeem those debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at September 27, 2008.

 Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008 (“Form 10-K”).

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, (ii) in Item 1A, Risk Factors, of Part I of the Company’s Form 10-K for the year ended June 28, 2008, and (iii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 27,	September 29,
(unaudited)	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	63.6%	63.6%
Gross profit	36.4%	36.4%
Operating expenses:
Research and development	15.7%	10.6%
Selling, general and administrative	9.6%	15.2%
Total	25.3%	25.8%

Income from operations	11.1%	10.6%
Interest and other income	2.5%	3.6%
Other than temporary decline in value of investment	(0.1)%	-%
Income before income taxes	13.5%	14.2%

Income taxes	4.7%	4.4%
Minority interest in (income) loss of consolidated subsidiaries	(0.2)%	—%
Equity in net income of investees	0.3%	0.3%

Net income	8.9%	10.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
	September 27,	September 29,	%
(in thousands, unaudited)	2008	2007	Change
Net revenues	$43,896	$38,468	14.1%
% of net sales accounted for by top 5 direct customers (1)	49.3%	36.3%
Number of direct customers that each account for more than 10% of net sales	2	1
% of net sales accounted for by top 5 end customers (2)	29.4%	22.2%
Number of end customers that each account for more than 10% of net sales	1	None

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

The Company designs, develops and markets high-performance integrated circuits (“ICs” or IC products) and frequency control products (“FCPs” or FCP products) used in many of today's advanced electronic systems. Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phone, GPS and digital media players.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased $5.4 million or 14.1% in the first quarter of fiscal 2009 versus the first quarter of fiscal 2008 primarily as the result of:
•	a 157.3% increase in the sales of connect IC products to $6.2 million, an increase of $3.8 million;
•	an increase of $3.0 million or 20.0% in sales of our FCP products to $18.3 million, and
•	an offsetting decline of sales in analog, digital switch, clock, and interface IC products to $19.4 million, for a $1.4 million sales decrease.

We currently have a cautious outlook on our fiscal second quarter ending December 27, 2008, due to the challenging business environment and limited visibility on end-market demands. We have also announced our expectation that fiscal second quarter revenues will decline from the amount reported for the fiscal first quarter.

The following table sets forth net revenues by country as a percentage of total net revenues for the three month periods ended September 27, 2008 and September 29, 2007:

(in thousands, unaudited)	Three Months Ended
Net sales to countries:	September 27, 2008	As a Percentage of Net Revenue	September 29, 2007	As a Percentage of Net Revenue
China (including Hong Kong)	$15,433	35%	$15,387	40%
United States	2,504	6	3,847	10
Taiwan	18,323	42	11,156	29
Singapore	2,069	5	1,923	5
Others (less than 10% each)	5,567	12	6,155	16
Total net sales	$43,896	100%	$38,468	100%

For the three months ended September 27, 2008, as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Asian countries increased as a result of an increasing demand for technological devices and a continuing concentration of contract manufacturing in those regions. We expect our future sales to continue to grow, as a percentage of net revenues, in Asian countries. As the migration of assembly operations to Asia continues, we expect our fiscal 2009 net revenues from sales in North America to decline, as they have during fiscal 2008.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008	2007	Change

Net revenues	$43,896	$38,468	14.1%
Gross profit	15,982	14,001	14.1%
Gross profit as a percentage of net revenues (gross margin)	36.4%	36.4%

The absolute increase in gross profit for the three month period ended September 27, 2008 compared with the same period of the prior year was primarily due to rising sales of silicon connect IC products and to the consistency in sales of analog switches. Silicon connect IC products carried larger profit margins in the three month period ended September 27, 2008 as compared with the same period of the prior year. In addition, analog switches continue to carry above average margins over lower margin FCP products; however those margins have decreased in the three month period ended September 27, 2008 as compared with the same period of the prior year. Gross margin for the first fiscal quarter in fiscal 2009 and fiscal 2008 remained flat at 36.4%.

With respect to the increase in gross profit in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 of $2.0 million, the increase is the result of:
•	Sales growth in silicon connect IC products, which generated $1.8 million increased gross profit;
•	increased sales of the FCP product family, which contributed $0.8 million of increased gross profit,
•	increased sales of digital, clock and silicon interface products, which contributed $0.8 million of increased gross profit, which was offset by
•	a decrease of $0.8 million in gross profit from sales of analog switches.

During the three months ended September 27, 2008 and September 29, 2007, gross profits and gross margins benefited from the sale of inventory, previously valued at $63,000 and $262,000, respectively, that we had previously identified as excess and written off.

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

Research and Development

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008	2007	Change

Net revenues	$43,896	$38,468	14.1%
Research and development	4,221	4,082	3.4%

R&D as a percentage of net revenues	9.6%	10.6%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $139,000 expense increase for the three month period ended September 27, 2008 as compared to the same period of the prior year is primarily attributable to a $154,000 increase in salaries and wages due to the merit awards and headcount increases and a $157,000 increase in share-based compensation expense offset by a $176,000 decrease in bonus expense.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008	2007	Change

Net revenues	$43,896	$38,468	14.1%
Selling, general and administration	6,901	5,839	18.2%

SG&A as a percentage of net revenues	15.7%	15.2%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $1.1 million expense increase for the three month period ended September 27, 2008 as compared to the same period of the prior year is attributable to a $299,000 increase in salaries and wages due to merit awards and headcount increases, a $230,000 increase in temporary labor primarily related to the implementation of information technology infrastructure, increases of $75,000 in legal fees, $106,000 in accounting services, a $108,000 increase in share-based compensation expense, and an increase of $111,000 increase in commission expenses in support of increased sales. These were partially offset by a decrease of $77,000 in the Company’s bad debt expense.

The Company anticipates that selling, general and administrative expenses in absolute dollars will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense as a function of supporting higher sales levels. The Company intends to continue its focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement cost-cutting actions.

Interest and Other Income, net

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008	2007	Change

Interest and other income, net	$1,106	$1,370	(19.3)%

Net interest and other income declined 19.3% for the three months ended September 27, 2008 as compared with the same period of the prior year primarily due to a $528,000 reduction in the interest earned on investments in marketable securities and cash and cash equivalents balances offset by a $319,000 exchange gain primarily due to the U.S. Dollar strengthening against the New Taiwan Dollar.

Income Tax Expense

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008	2007	Change

Income before income tax expense	$5,922	$5,450	8.7%
Income tax	2,069	1,691	22.4%

Effective tax rate	34.9%	31.0%

The increase in income tax expense for the three months ended September 27, 2008 over the same period of the prior year is due to the increase in income before income taxes as well as an increase in the effective tax rate. The increased effective tax rate is due primarily to the mix of earnings between tax jurisdictions as well as a decrease in the anticipated benefit the Company receives from the Federal research and development credit due to the expiration of the credit as of December 31, 2007.

During the quarter ended September 27, 2008, our effective tax rate did not significantly differ from the federal statutory tax rate.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended
	September 27,	September 29,	%
(In thousands, unaudited)	2008	2007	Change
Equity in net income of PTI	$60	$54	11.1%
Equity in net income of JCP	57	72	(20.8)%
Equity in net losses of other investees	—	(5)	—
Total	$117	$121	(3.3)%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was $60,000 and $54,000 for the three months ended September 27, 2008 and September 29, 2007, respectively.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three month period ended September 27, 2008, the Company’s allocated portion of JCP’s results were income of $57,000 as compared with income of $72,000 for the same period of the prior year.

Liquidity and Capital Resources

As of September 27, 2008, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $121.0 million as compared with $123.9 million on June 28, 2008.

As of September 27, 2008, $39.1 million was classified as cash and cash equivalents compared with $41.6 million as of June 28, 2008. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities. For the three month period ended September 27, 2008, the Company spent approximately $2.5 million on property and equipment compared to $1.4 million for the three month period ended September 29, 2007. The Company generated approximately $1.1 million of interest and other income, net for the three month period ended September 27, 2008, an approximate $264,000 decrease over the $1.4 million interest and other income, net for the three month period ended September 29, 2007. The decrease in interest and other income, net was in primarily due to reduction in interest rates earned on investments in marketable securities and cash balances offset by exchange gains from the U.S. Dollar strengthening against the New Taiwan Dollar.

The Company’s net cash provided by operating activities of $3.7 million for the three months ended September 27, 2008 was primarily the result of net income of $3.9 million and non-cash expenses of $2.0 million depreciation and amortization, $795,000 share-based compensation expense, which was partially offset by a $643,000 increase in net deferred taxes and $117,000 equity in the net income of unconsolidated affiliates. Additional contributions to cash included a $1.9 million increase in accounts payable, a $307,000 increase in other accrued liabilities and a $1.0 million decrease in prepaid and other current assets. Partially offsetting these were a $4.2 million increase in accounts receivable, and a $1.0 million increase in inventory and a $248,000 increase in other assets. The Company’s net cash provided by operating activities was $4.6 million in the three months ended September 29, 2007.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $3.5 million for the three months ended September 27, 2008 was primarily due to additions to property and equipment of approximately $2.5 million partially offset by maturities of investments exceeding purchases of investments by approximately $1.0 million. The Company used $22.9 million in investing activities for the three months ended September 29, 2007.

The Company’s cash used in financing activities for the three months ended September 27, 2008 of $2.2 million was the result of repurchases of the Company’s common stock at a cost of $2.7 million, partially offset by $426,000 in proceeds generated from the issuance of common stock in the Company’s employee stock plans and $58,000 in excess tax benefits on share-based compensation. The Company used $4.3 million in financing activities in the three months ended September 29, 2007.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing efforts, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures.

Contractual Obligations and Commitments

The Company leases certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

The Company’s contractual obligations and commitments at September 27, 2008 are as follows:

(in thousands)	Payments Due by Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	Thereafter
Operating leases and operating expense commitments	$6,068	$1,355	$2,214	$2,216	$283
Capital equipment purchase commitments	$3,421	$3,421	1,003	-	-
Total	$9,489	$4,776	$3,217	$2,216	$283

Jinan Cooperation Agreement

On January 26, 2008, the Company entered into a Cooperation Agreement with the Jinan Hi-Tech Industries Development Zone Commission (the “Commission”) in the People’s Republic of China (the “PRC”) for the Company’s investment in the Jinan Hi-Tech Industries Development Zone (the “Zone”) that is located in Shandong Province, PRC. Under the Cooperation Agreement, the Company will, through a wholly-owned Hong Kong subsidiary, Pericom Asia Ltd., build a factory in the Zone for the development and manufacturing of frequency control products. It is expected that the Company’s total gross investment, over a period of years, will be approximately $35 million.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. The Company performs an impairment review of its intangible assets at least annually, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 28, 2008. However, future impairment reviews could result in a charge to earnings.

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

During the three months ended September 27, 2008, there were no significant changes in our critical accounting policies and estimates.

Adoption of New Pronouncements

In May 2008, the Company adopted Statement of Financial Accounting Standards, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial positon or results of operation..

On June 29, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 (FSP FAS 157-2) and are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 14, Fair Value Measurements.

In December 2007, the FASB issued Statement of Financial Accounting Standards, SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No.141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 141(R).

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for the fiscal year beginning June 28, 2009 except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 27, 2008 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash and cash equivalents, of $81.9 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2008.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 27, 2008 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

FACTORS THAT MAY AFFECT OPERATING RESULTS

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

We currently have a cautious outlook on our fiscal second quarter ending December 27, 2008, due to the challenging business environment and limited visibility on end-market demands. We have also announced our expectation that fiscal second quarter revenues will decline from the amount reported for the fiscal first quarter.

Wide varieties of factors affect our operating results. These factors include the following:

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

Our results of operations have been adversely affected by global economic slowdowns in the past and face current challenges from turmoil in financial and other markets.

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

Currently there appears to be a general slow down in the global economy that may last for an unpredictable period with adverse impacts on credit availability, ability of our company and our customers to maintain or grow revenues and profits, and purchasing demand across our customer base

Downturns in the semiconductor industry, rapidly changing technology, accelerated selling price erosion and evolving industry standards can harm our operating results.

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

We and our independent registered public accounting firm previously determined that we had material weaknesses in our internal control over financial reporting, that have since been remediated. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002 SEC rules, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our annual reports on Form 10-K for the years ended June 30, 2007 and July 2, 2005 we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 maintain internal control over financial reporting. As reported in Item 9A of the Company’s Form 10-K for the year ended June 28, 2008, our management does not believe we had any material weakness in our internal control over financial reporting as of June 28, 2008, and management has determined that as of June 28, 2008, our internal control over financial reporting was effective. However, considering we have and will as we continue to evolve our business in a changing marketplace and will continue to make corresponding changes in our internal control in financial reporting, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted or impaired, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 111 patents covering certain aspects of our product designs and have 11 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products. Therefore, we are referred to in the semiconductor industry as a "fabless" producer. Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications. We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase. Decreasing geometries may introduce new problems and delays that may affect product development and deliveries. Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. With the acquisition of SRe we are directly involved in the manufacture of our FCP products. We may not be successful in operating the FCP facility as technologies continue to evolve, and as a consequence, there may be manufacturing related problems that affect our FCP products. In addition, we have committed to the construction of a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and starting up a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. With the addition of SRe, the concentration of our largest customers has been reduced, as the largest customers of SRe are somewhat different from those of our core integrated circuit business and previously existing FCP business. We had one Asian distributor that individually accounted for 18% and 14% of our net revenues during the first quarter ended September 27, 2008 and the fiscal year ended June 28, 2008, respectively. A second additional Asian distributor individually accounted for an additional 14% our net revenue during the first quarter ended September 27, 2008. We had one Asian distributor that individually accounted for 13% of our net revenues during the fiscal year ended June 30, 2007. During the fiscal year ended July 1, 2006, we had one Asian distributor that accounted for 11% of our net revenues. As a percentage of net revenues, sales to our top five direct customers totaled 49% in the quarter ended September 27, 2008, 40% in fiscal year ended June 28, 2008, 35% in the fiscal year ended June 30, 2007 and 36% in the fiscal year ended July 1, 2006.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the quarter ended September 27, 2008 and the fiscal year ended June 28, 2008, sales to our distributors were approximately 52% and 49% of net revenues, respectively as compared to approximately 40% of net revenues in the fiscal year ended June 30, 2007, and 39% for the fiscal year ended July 1, 2006. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the quarter ended September 27, 2008, we derived approximately 91% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2.0 million shares under a program disclosed in our previous periodic reports and on April 29, 2008, our Board of Directors authorized the repurchase of an additional $30 million of our common stock, which was announced May 1, 2008.

Pursuant to the 2007 authority, the Company repurchased 139,190 shares in the three months ended September 27, 2008 for an aggregate cost of $1.9 million and thereby completed the repurchase of 2,000,000 shares at an aggregate cumulative cost of approximately $25.2 million after April 26, 2007. Pursuant to the 2008 authority, the Company repurchased 60,810 shares in the three months ended September 27, 2008 for an aggregate cost of $0.8 million. During the same period in fiscal 2008, the
Company repurchased approximately 0.5 million shares for an aggregate cost of $5.0 million. The average price per share of repurchases under the 2007 and 2008 authority during the first quarter of fiscal 2009 was $13.34.

The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

The following table describes the shares repurchased under the authorizations described above on a month by month basis during the fiscal first quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

				63,124 shares plus
August 28, 2008 - August 29, 2008	76,066	$13.72	1,936,876	$30.0 million
September 3, 2008 -September 10, 2008	123,934	$13.11	2,060,810	$29.2 million
	200,000	$13.34	2,060,810	$29.2 million

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Pericom Semiconductor Corporation
                                   (Registrant)

Date: November 6, 2008	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer