Form 10-Q
period 2008-12-27
PERICOM SEMICONDUCTOR CORP
filed 2009-02-05
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Yes ☐           No ☒

As of February 3, 2009 the Registrant had outstanding 25,245,724 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 27, 2008

INDEX

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 27,	June 28,
	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,888	$41,646
Short-term investments	67,405	72,108
Accounts receivable
Trade (net of allowances of $1,432 and $1,950)	26,856	29,002
Other receivables	5,561	1,684
Inventories	19,691	17,921
Prepaid expenses and other current assets	1,085	5,943
Deferred income taxes	3,957	3,344
Total current assets	151,443	171,648

Property, plant and equipment – net	33,759	29,173
Investments in unconsolidated affiliates	10,467	10,392
Deferred income taxes – non-current	4,549	4,543
Long-term investments in marketable securities	21,644	10,171
Goodwill	1,672	1,325
Intangible assets	1,924	1,140
Other assets	2,163	3,191
Total assets	$227,621	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,430	$13,431
Accrued liabilities	5,851	8,779
Total current liabilities	16,281	22,210

Long term debt	1,664	-
Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,187	1,118
Total liabilities	20,950	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares	129,488	132,028
authorized; shares issued and outstanding: December 27, 2008,
25,186,000; June 28, 2008, 25,703,000
Retained earnings	77,796	72,162
Accumulated other comprehensive income (loss), net of tax	(613)	3,265
Total shareholders’ equity	206,671	207,455
Total liabilities and shareholders' equity	$227,621	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net revenues	$30,732	$40,726	$74,628	$79,194
Cost of revenues	20,013	25,694	47,927	50,161
Gross profit	10,719	15,032	26,701	29,033
Operating expenses:
Research and development	4,363	4,278	8,584	8,360
Selling, general and administrative	5,453	5,786	12,354	11,625
Restructuring charge	217	-	217	-
Total operating expenses	10,033	10,064	21,155	19,985
Income from operations	686	4,968	5,546	9,048
Interest and other income	1,264	1,622	2,370	2,992
Other than temporary decline in value of investment	-	-	(44)	-
Income before income taxes	1,950	6,590	7,872	12,040
Income tax expense	147	2,344	2,216	4,035
Minority interest in income of consolidated subsidiaries	(23)	(19)	(68)	(16)
Equity in net income (loss) of unconsolidated affiliates	(71)	169	46	290
Net income	$1,709	$4,396	$5,634	$8,279
Basic income per share	$0.07	$0.17	$0.22	$0.32
Diluted income per share	$0.07	$0.16	$0.22	$0.31
Shares used in computing basic income per share	25,418	25,888	25,549	25,817
Shares used in computing diluted income per share	25,496	26,959	25,868	26,669

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	December 27,	December 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,634	$8,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,795	2,656
Stock based compensation	1,699	1,158
Tax benefit resulting from stock option transactions	68	1,997
Excess tax benefit resulting from stock option transactions	-	(1,084)
In process research and development	34	-
Other than temporary decline in the value of investments	44	-
Gain on sale of investments	(495)	-
Equity in net income of unconsolidated affiliates	(55)	(330)
Minority interest in consolidated subsidiary’s net income (loss)	68	112
Deferred taxes	(625)	676
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	751	(5,707)
Inventories	(2,289)	(5,599)
Prepaid expenses and other current assets	1,200	(195)
Other assets	(184)	(821)
Accounts payable	(2,622)	3,538
Accrued liabilities	(1,127)	(984)
Other long term liabilities	-	(4)
Net cash provided by operating activities	5,896	3,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,821)	(5,432)
Purchase of available for sale investments	(68,262)	(66,209)
Maturities and sales of available for sale investments	61,159	45,570
Cash paid for PTL minority interest acquisition	(1,285)	-
Net cash used in investing activities	(17,209)	(26,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	740	6,741
Excess tax benefit on stock based compensation	-	1,084
Mortgage financing	1,669	-
Principal payments on long-term debt and capital leases	-	(784)
Repurchase of common stock	(4,979)	(5,238)
Net cash provided by (used in) financing activities	(2,570)	1,803

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(875)	67
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,758)	(20,509)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$26,888	$8,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$235	$3,374
Cash paid during the period for interest	$1	$10

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 27, 2008, the results of operations for the three and six months ended December 27, 2008 and December 29, 2007 and cash flows for the six months ended December 27, 2008 and December 29, 2007.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 11, 2008.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and six month periods ended December 27, 2008 and December 29, 2007 are not necessarily indicative of the results to be expected for the entire year.  The three and six month periods ended December 27, 2008 and December 29, 2007 each had 13 and 26 week periods, respectively.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Taiwan Limited Corporation (“PTL”), Pericom Semiconductor (HK) Limited and Pericom Asia Limited (“PAL”) as well as its majority owned subsidiary, SaRonix-eCERA Corporation (“SRe”). In January 2008, we initiated a project to build a factory in China for the development and manufacture of FCPs. We have established PSE Technology (Shandong) Corporation ("PSE") in China to develop and operate the factory. PSE is a wholly-owned subsidiary of PAL. The Company eliminates all significant intercompany balances and transactions in consolidation.

Recently Issued Accounting Standards

Updates to recent accounting standards as disclosed in Pericom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 are as follows:

In May 2008, the Company adopted SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective November 15, 2008. The adoption of SFAS 162 did not have an impact on the Company’s consolidated financial position or results of operation.

On June 29, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities is the fiscal year beginning June 28, 2009, except for items recognized at fair value on a recurring basis.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 15, Fair Value Measurements.

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

2. BUSINESS COMBINATION

Acquisition of remaining minority interest in PTL

PTL was founded in May 2003. Via participation in two rounds of equity financing, Pericom became its largest shareholder. In April 2003, Pericom purchased 15 million PTL shares, and sold 1 million shares to the employees of PTL in November 2004. Subsequently, in November 2005 and April 2006, Pericom purchased an additional 13 million shares. On August 1, 2008, Pericom’s Board of Directors approved the acquisition of the remaining PTL ownership.

On October 27, 2008, Pericom owned approximately 87.9% of PTL with the remaining interest owned by PTL employees. The Company purchased the remaining 3.7 million shares held by employees for a total price of $1.3 million, with the result that PTL is now a wholly owned subsidiary. The Company concluded that the purchase price was not compensation to the employees who owned the stock because the Company determined it had paid fair market value for the shares based on a share price analysis based on established valuation techniques that was performed prior to acquisition.

The Company has included the results of operations of PTL in the Company’s consolidated financial statements from the date of acquiring a majority stake in PTL.  The Company recorded the assets acquired on October 27, 2008, the date of the acquisition of the remaining minority interest, at estimated fair values as determined by management, prorated for the stake acquired.  The Company based the fair values on the appropriate application of generally accepted income based approaches.  The Company allocated the purchase price of PTL’s minority stake as follows:

(in thousands)
Goodwill	$347
Core developed technology	904
In-process research and development	34
Total purchase price	$1,285

The in-process research and development was expensed during the quarter ended December 27, 2008. The core developed technology is included in intangible assets and will be amortized over a period of 5 years.

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

	December 27, 2008			June 28, 2008
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$108	$(108)	$-	$117	$(111)	$6
eCERA trade name	40	(19)	21	43	(17)	26
Core developed technology	1,830	(629)	1,201	939	(566)	373
SaRonix supplier relationship	397	(110)	287	398	(78)	320

Total amortizable purchased intangible assets	2,375	(866)	1,509	1,497	(772)	725

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,790	$(866)	$1,924	$1,912	$(772)	$1,140

In October 2008, the Company acquired the outstanding minority interest of PTL as described in Note 2 to these financial statements. This resulted in an increase of $904,000 in intangible assets, consisting of core developed technology, which will be amortized over five years.

Amortization expense related to finite-lived purchased intangible assets was approximately $59,000 and $101,000 for the three and six month periods ended December 27, 2008 and $45,000 and $89,000 for the three and six month periods ended December 29, 2007, respectively.

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

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately five years.  We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-PTL	$181	$181	$181	$181	$150
Expected amortization-SaRonix	117	117	117	117	65
Expected amortization-eCERA	28	28	28	19	-
	$326	$326	$326	$317	$215

4.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and six month periods ended December 27, 2008 and December 29, 2007 are computed as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$1,709	$4,396	$5,634	$8,279
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,418	25,888	25,549	25,817

Basic earnings per share	$0.07	$0.17	$0.22	$0.32

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,418	25,888	25,549	25,817
Dilutive options using the treasury stock method	78	1,071	319	852
Shares used in computing diluted earnings per share	25,496	26,959	25,868	26,669

Diluted earnings per share	$0.07	$0.16	$0.22	$0.31

Options to purchase 3,851,000 and 2,840,000 shares of common stock and restricted stock units of 112,000 and 86,000  were outstanding as of December 27, 2008, for the three and six months ended respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method. Options to purchase 1,032,000 and 1,854,000 shares of common stock were outstanding as of December 29, 2007, for the three and six months ended respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method.

5.  INVENTORIES

Inventories consist of:

	December 27,	June 28,
(in thousands)	2008	2008

Raw materials	$8,897	$6,326
Work in process	4,582	4,472
Finished goods	6,212	7,123
	$19,691	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 27, 2008, the Company had $4.5 million of written-off inventory as compared to $5.0 million at June 28, 2008.  The Company attributes this reduction of approximately $0.5 million in obsolete inventory between December 27, 2008 and June 28, 2008 to sales of previously reserved inventory as well as physically scrapping a portion of the written-off inventory.

6.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 27,	June 28,
(in thousands)	2008	2008

Accrued compensation	$4,317	$6,089
Accrued income tax	55	434
External sales representative commissions	590	615
Other accrued expenses	889	1,641
	$5,851	$8,779

7. DEBT

The long term debt as reported in the consolidated balance sheet as of December 27, 2008 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	2.20%	$1,664	$-	$1,664

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid for the first 12 months.

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

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Customer A	18%	13%	18%	14%
Customer B	16%	*	15%	*
All others	66%	87%	67%	86%
	100%	100%	100%	100%

	Accounts Receivable
	December 27,	June 28,
	2008	2008
Customer A	20%	16%
Customer B	*	*
All others	80%	84%
	100%	100%

* Less than 10 percent of total net revenues and accounts receivable

For geographical reporting, we attribute net revenues to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country as a percentage of total net revenues for the three and six month periods ended December 27, 2008 and December 29, 2007:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Taiwan	44%	30%	43%	29%
China (including Hong Kong)	30%	38%	33%	39%
United States	10%	9%	7%	9%
Singapore	3%	6%	4%	5%
Other (less than 10% each)	13%	18%	13%	17%
Total	100%	100%	100%	100%

Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. We attribute long-lived assets to the country where they are located. The following table sets forth the Company’s net property and equipment by country of location as a percentage of total net property and equipment as of December 27, 2008 and June 28, 2008:

	December 27,	June 28,
	2008	2008

Taiwan	66%	74%
United States	20%	21%
China (including Hong Kong)	10%	1%
Other countries	4%	4%
Total	100%	100%

9.  STOCK REPURCHASE PROGRAM

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  Pursuant to the 2007 authority, the Company repurchased approximately 139,000 shares in the six months ended December 27, 2008 for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased approximately 487,000 shares in the six months ended December 27, 2008 for an aggregate cost of $3.1 million. During the same period of the prior year, the Company repurchased approximately 471,000 shares for an aggregate cost of $5.2 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10.  MINORITY INTEREST

The Company consolidates its subsidiary SRe, which has a minority interest. Parties other than the Company own approximately 2.71% of the outstanding shares of SRe at December 27, 2008, and as of this date the minority interest in SRe was valued at $1.2 million.

As of September 27, 2008, Pericom owned approximately 87.9% of its subsidiary PTL with the remaining interest owned by PTL employees. During the quarter ended December 27, 2008, Company purchased the remaining 3.7 million shares held by employees for a total price of $1.3 million, with the result that PTL is now a wholly owned subsidiary.

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of December 27, 2008, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 27, 2008 the Company had four stock option plans and one employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 5.1 million shares of common stock as of December 27, 2008 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended December 27, 2008 and December 29, 2007 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 27,	December 29,
	2008	2007
Expected Life	5.22 years	5.0 years
Risk-free interest rate	2.62%	3.91%
Volatility	48%	44%
Dividend Yield	0%	0%

The weighted average fair value of options granted during the three months ended December 27, 2008 and December 29, 2007 were $2.86 and $6.97, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 27, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Options outstanding at June 28, 2008	3,874	$13.42	5.20	$16.7

Granted (weighted average grant date fair value of $6.37)	295	14.48
Exercised	(34)	5.00
Cancelled or expired	(72)	12.93
Options outstanding at December 27, 2008	4,063	$13.57	4.96	$16.5

Options vested and expected to vest at December 27, 2008	3,791	$13.69	4.72	$15.4
Options exercisable at December 27, 2008	3,040	$14.02	3.75	$12.7

At December 27, 2008, 874,000 shares were available for future issuance under the option plans.  The aggregate intrinsic value of options exercised during the six months ended December 27, 2008 was $300,000, with no exercises occurring in the second quarter.

At December 27, 2008, expected future compensation expense relating to options and restricted stock units outstanding at that date is  $5.9 million, which will be amortized to expense over a weighted average period of 2.6 years for the options and 3.6 years for the restricted stock units.

Additional information regarding options outstanding and exercisable as of December 27, 2008 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of December 27, 2008	Weighted Average Remaining Contractual Term, years	Weighted Average Exercise Price	Number Exercisable as of December 27, 2008	Weighted Average Exercise Price

$3.59	$8.40	919,000	5.03	$7.36	730,000	$7.22
$8.41	$10.77	898,000	6.86	$9.85	569,000	$9.61
$10.85	$14.20	881,000	3.64	$12.77	807,000	$12.82
$14.23	$18.19	828,000	6.48	$16.11	399,000	$16.54
$18.28	$37.22	537,000	1.53	$27.86	535,000	$27.89

$3.59	$37.22	4,063,000	4.96	$13.57	3,040,000	$14.02

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock as calculated under the Black-Scholes methodology. A summary of activity of RSUs as of December 27, 2008 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
RSUs outstanding at June 28, 2008	-

Awarded	118	15.06
Released	-
Forfeited	(11)	15.06
RSUs outstanding at December 27, 2008	107	$15.06	2.12	$1.7

RSUs vested and expected to vest after December 27, 2008	81	$15.06	1.97	$1.3
RSUs exercisable at December 27, 2008	-	$-	-	$-

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under this Plan, of which 468,000 remain available at December 27, 2008 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first six months of  fiscal years 2009 and 2008, the Company issued 74,834 and 73,216 shares of common stock under the Stock Purchase Plan at weighted average prices of $7.64 and $6.96, respectively.  The weighted average fair value of the first half fiscal 2009 and 2008 awards were $2.73 and $4.94 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	December 27,	December 29,
	2008	2007
Expected Life	13.5 months	13.5 months
Risk-free interest rate	1.21%	4.29%
Volatility	67%	47%
Dividend Yield	0%	0%

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 27, 2008:

	Shares	Weighted Average Purchase Price

Beginning Available	543,313
Purchases	(74,834)	$7.64

Ending Available	468,479

At December 27, 2008, the Company had $645,000 in unamortized stock-based compensation related to its employee stock purchase plan.  The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.2 years.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 27, 2008 and December 29, 2007 generated from the plans mentioned above:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(In Thousands)	2008	2007	2008	2007

Cost of goods sold	$63	$44	$114	$73
Research and development	352	201	659	351
Selling, general and administrative	489	405	926	734
Pre-tax share-based compensation expense	904	650	1,699	1,158
Income tax impact	264	196	496	351
Net share-based compensation expense	$640	$454	$1,203	$807

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(In Thousands)	2008	2007	2008	2007

Stock options	$607	$580	$1,180	$1,047
Restricted stock units	99	-	150	-
Stock purchase plan	198	70	369	111
Total share-based compensation expense	$904	$650	$1,699	$1,158

The amount of share-based compensation expense in inventory at December 27, 2008 and June 28, 2008 is immaterial.

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.  All positions taken in its US and foreign returns with respect to any book-tax adjustments were highly certain, and accordingly the Company did not record any valuation adjustments against those positions.  Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change.  As of December 27, 2008, the Company had accrued $120,000 for any interest and penalties related to unrecognized tax benefits.  The Company’s total amount of unrecognized tax benefits as of December 27, 2008 was $898,000.  All of this amount would affect the corporation’s tax rate if recognized.  The tax years 2003 to 2007 remain open in the United States.

Income Tax Expense

Income tax expense for the six months ended December 27, 2008 and December 29, 2007 was $2.2 million and $4.0 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

13. INVESTMENT IN AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	December 27,	June 28,
(in thousands)	2008	2008

Pericom Technology, Inc.	$8,504	$8,505
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	1,963	1,887
Total	$10,467	$10,392

The Company has an approximate 44.1% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For the first six months of fiscal 2009 and 2008, the Company’s allocated portion of PTI’s results was a loss of $1,000 and income of $178,000, respectively. Condensed operating results of PTI were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(in thousands)	2008	2007	2008	2007

Revenue	$2,910	$3,502	$6,460	$6,322
Gross profit	1,382	1,737	3,138	3,088
Operating income	195	428	655	567
Net income	(246)	494	(4)	711

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe. For the first six months of fiscal 2009 and 2008, the Company’s allocated portion of JCP’s results was income of $47,000 and $140,000, respectively.

14. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale securities and translation gains (losses) generated by the Company’s consolidated subsidiaries.  The components of comprehensive income net of related tax effects are as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(In Thousands)	2008	2007	2008	2007

Net income	$1,709	$4,396	$5,634	$8,279
Unrealized gain (loss) on securities available for sale, net	523	459	(828)	1,114
Translation gain (loss), net	(1,133)	165	(3,050)	367
Comprehensive income	$1,099	$5,020	$1,756	$9,760

15. FAIR VALUE MEASUREMENTS

Effective June 29, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Treasury securities, valued using market prices in active markets.  Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable inputs.

Assets measured at fair value as of December 27, 2008 are summarized as follows:

(in thousands)	Level 1	Level 2	Total
Cash equivalents (1)
Money market funds	$10,641	$-	$10,641
Treasury bills	1,000	-	1,000
Corporate bonds and notes	-	799	799
	11,641	799	12,440

Investments (2)
Treasury bills	6,315	-	6,315
Corporate bonds and notes	-	26,652	26,652
Government securities	-	39,830	39,830
Asset/mortgage backed securities	-	16,252	16,252
Total	6,315	82,822	89,049

Cash equivalents and investments	$17,956	$83,621	$101,627

(1)	Included in Cash and cash equivalents on our condensed consolidated balance sheet
(2)	Included in Short-term and Long-term investments in marketable securities on our condensed consolidated balance sheet

Effective June 29, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not adopt the fair value option under SFAS 159.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 27, 2008, unrealized losses on marketable securities were $504,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 27, 2008 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at December 27, 2008.

16. RESTRUCTURING CHARGE

During the quarter ended December 27, 2008, the Company instituted a restructuring plan to align its costs with prevailing market conditions. As part of the restructuring plan, the Company reduced its workforce by 41 employees during the quarter. Of the employees terminated, 24 were in operations, 6 in research and development, 5 in sales and marketing, and 6 in general and administration. The Company incurred $217,000 of restructuring charges during the quarter, as compared with none in the same period of the prior year. At December 27, 2008, $209,000 of the $217,000 had been paid with the balance expected to be paid during the quarter ended March 28, 2009.

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s expected third quarter revenues, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.1%	63.1%	64.2%	63.3%
Gross profit	34.9%	36.9%	35.8%	36.7%
Operating expenses:
Research and development	14.2%	10.5%	11.5%	10.6%
Selling, general and administrative	17.7%	14.2%	16.6%	14.7%
Restructuring charge	0.7%	0.0%	0.3%	0.0%
Total	32.6%	24.7%	28.4%	25.3%

Income from operations	2.3%	12.2%	7.4%	11.4%
Interest and other income	4.1%	4.0%	3.2%	3.8%
Other than temporary decline in value of investment	0.0%	0.0%	(0.1)%	0.0%
Income before income taxes	6.4%	16.2%	10.5%	15.2%

Income taxes	0.5%	5.8%	3.0%	5.1%
Minority interest in (income) loss of consolidated subsidiaries	(0.1)%	0.0%	(0.1)%	0.0%
Equity in net income (loss) of unconsolidated affiliates	(0.2)%	0.4%	0.1%	0.4%

Net income	5.6%	10.8%	7.5%	10.5%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 27,	December 29,	%	December 27,	December 29,	%
	2008	2007	Change	2008	2007	Change

Net revenues	$30,732	$40,726	-24.5%	$74,628	$79,194	-5.8%
% of net sales accounted for by top 5 direct customers (1)	50.6%	36.6%		49.4%	36.4%

Number of direct customers that each account for more than 10% of net sales	2	1		2	1

% of net sales accounted for by top 5 end customers (2)	27.6%	21.8%		27.6%	21.9%

Number of end customers that each account for more than 10% of net sales	0	0		0	0

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

The Company designs, develops and markets high-performance integrated circuits (“ICs” or IC products) and frequency control products (“FCPs” or FCP products) used in many of today's advanced electronic systems. Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue decreased $10.0 million or 24.5% in the second quarter of fiscal 2009 versus the second quarter of fiscal 2008 primarily as the result of:

•	a decrease of $4.3 million or 25.6% in sales of our FCP products to $12.4 million and
•	a decline of sales in analog, digital switch, clock, and interface IC products to $13.2 million, for a 38.6% sales decrease; partially offset by
•	a 98% increase in the sales of connect IC products to $5.2 million, reflecting an increase of $2.6 million.

Net revenue declined $4.6 million or 5.8% in the first half of fiscal 2009 versus the first half of fiscal 2008 primarily as the result of:

•	A decrease of $1.3 million or 4.0% in sales of our FCP products to $30.7 million and
•	a decline of sales in analog, digital switch, clock, and interface IC products to $32.5 million, for a $9.6 million sales decrease; partially offset by
•	a 126.5% increase in the sales of connect IC products to $11.4 million, reflecting an increase of $6.3 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six month periods ended December 27, 2008 and December 29, 2007:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Taiwan	44%	30%	43%	29%
China (including Hong Kong)	30%	38%	33%	39%
United States	10%	9%	7%	9%
Singapore	3%	6%	4%	5%
Other (less than 10% each)	13%	18%	13%	17%
Total net revenues	100%	100%	100%	100%

For the three and six months ended December 27, 2008, as compared with the same periods of the prior year, the percentage of our net revenues derived from sales to Asian countries increased as a result of continued demand for technological devices and an increasing concentration of contract manufacturing in those regions. We expect our future sales to continue to grow, as a percentage of net revenues, in Asian countries.

We currently have a cautious outlook on our fiscal third quarter ending March 28, 2009 due to the challenging business environment and limited visibility on end-market demands. We have also announced our expectation that fiscal third quarter revenues will decline from the amount reported for the fiscal second quarter. Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  Because of our lack of visibility into demand when turns orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change

Net revenues	$30,732	$40,726	-24.5%	$74,628	$79,194	-5.8%
Gross profit	10,719	15,032	-28.7%	26,701	29,033	-8.0%
Gross profit as a percentage of net revenues (gross margin)	34.9%	36.9%		35.8%	36.7%

The decrease in gross profit for the three and six month periods ended December 27, 2008 as compared with the same periods of the prior year was primarily due to significant sales declines in the second quarter in all lines except connect IC products.

Specifically, the decrease in gross profit in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 of $4.3 million is the result of:

•	decreased sales of the FCP product family, which led to $1.2 million of decreased gross profit,
•	decreased sales of analog and digital switch, clock and silicon interface products, which led to $3.6 million of decreased gross profit,
•	margin declines which led to $0.9 million of decreased gross profit; partially offset by
•	sales growth in silicon connect IC products, which generated $1.4 million of increased gross profit.

With respect to the decrease in gross profit in the first half of fiscal 2009 as compared to the first half of fiscal 2008 of $2.3 million, the decrease is the result of:

•	decreased sales of the FCP product family, which led to $0.3 million of decreased gross profit,
•	decreased sales of analog and digital switch, clock and silicon interface products, which led to $4.1 of decreased gross profit,
•	margin declines which led to $1.2 million of decreased gross profit; partially offset by
•	sales growth in silicon connect IC products, which generated $3.3 million of increased gross profit;

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

During the three and six months ended December 27, 2008, gross profit and gross margin benefited as a result of the sale of inventory of $52,000 and $115,000, respectively, that we had  previously identified as excess and written down to zero value, as compared with $328,000 and $590,000, respectively, for the same periods of the prior year.

Research and Development

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change

Net revenues	$30,732	$40,726	-24.5%	$74,628	$79,194	-5.8%
Research and development	4,363	4,278	2.0%	8,584	8,360	2.7%

R&D as a percentage of net revenues	14.2%	10.5%		11.5%	10.6%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $85,000 expense increase for the three month period ended December 27, 2008 as compared to the same period of the prior year is primarily attributable to increased mask costs of $100,000. The $224,000 expense increase for the six month period ended December 27, 2008 as compared to the same period of the prior year is attributable to increased share-based compensation expense of $308,000 partially offset by reduced salary and benefits expense which decreased by $134,000.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change

Net revenues	$30,732	$40,726	-24.5%	$74,628	$79,194	-5.8%
Selling, general and administration	5,453	5,786	-5.8%	12,354	11,625	6.3%

SG&A as a percentage of net revenues	17.7%	14.2%		16.6%	14.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense decrease of $333,000 for the three month period ended December 27, 2008 as compared to the same period of the prior year is attributable to reduced salary and bonus costs of $87,000, reduced sales representative commissions of $58,000, reduced samples and freight of $112,000, and reduced accounting and legal fees of $67,000. The expense increase of $729,000 for the six month period ended December 27, 2008 as compared to the same period of the prior year is attributable to increased salary and benefits costs of $252,000, increased share-based compensation expense of $192,000, increased sales representative commissions of $114,000, and increased legal and accounting expenses of $115,000.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change

Interest and other income, net	$1,264	$1,622	-22.1%	$2,370	$2,992	-20.8%

The decrease in interest and other income for the three and six month periods ended December 27, 2008 as compared with the same periods of the prior year was a combination of lower invested balances and reduced rates of interest available for cash and investments in financial assets in fiscal 2009.  The Company was able to generate approximately $1.3 and $2.4 million of net interest income for the three and six month periods ended December 27, 2008 as compared with $1.6 and $3.0 million for the same periods of the prior year.

Income Tax Expense

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change

Pre-tax income	$1,950	$6,590	-70.4%	$7,872	$12,040	-34.6%
Income tax	147	2,344	-93.7%	2,216	4,035	-45.1%

Effective tax rate	8%	36%		29%	34%

The decrease in income tax expense for the three and six months ended December 27, 2008 over the same periods of the prior year is primarily due to the significant decreases in income before income taxes in the second quarter as well as the reinstatement of the research and development tax credit. The decreased effective tax rate of 29% is due primarily to the reduced level of pretax income as well as the mix of earnings between tax jurisdictions.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the utilization of research and development tax credits, stock-based compensation from incentive stock options, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Six Months Ended
	December 27,	December 29,		December 27,	December 29,
(In thousands)	2008	2007	Change	2008	2007	Change

Equity in net income of PTI	$(61)	$124	$(185)	$(1)	$177	$(178)
Equity in net income of JCP	(10)	68	(78)	47	139	(92)
Equity in net lossess of other investees	-	(23)	23	-	(26)	26
Total	$(71)	$169	$(240)	$46	$290	$(244)

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was a loss of $61,000 and $1,000 for the three and six months ended December 27, 2008, respectively, as compared with income of $124,000 and $177,000 for the same periods of the prior year.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three and six month periods ended December 27, 2008, the Company’s allocated portion of JCP’s results were a loss of $10,000 and income of $47,000, respectively, as compared with income of $68,000 and $139,000 for the same periods of the prior year.

Liquidity and Capital Resources

As of December 27, 2008, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $115.9 million as compared with $123.9 million on June 28, 2008.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 27, 2008, unrealized losses on marketable securities were $504,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 27, 2008 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at December 27, 2008.

As of December 27, 2008, $26.9 million was classified as cash and cash equivalents compared with $41.6 million as of June 28, 2008.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the six month period ended December 27, 2008, the Company spent approximately $8.8 million on property and equipment compared to $5.4 million for the six month period ended December 29, 2007.  The Company generated approximately $2.4 million of interest and other income, net for the six month period ended December 27, 2008, an approximate $600,000 decrease from the $3.0 million of interest and other income, net for the six month period ended December 29, 2007. The decrease in interest and other income, net was due to a combination of lower invested balances and reduced rates of interest available for cash and investments in financial assets in fiscal 2009.  In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $5.9 million for the six months ended December 27, 2008 was primarily the result of net income of $5.6 million, non-cash expenses of $3.8 million in depreciation and amortization and $1.7 million of share-based compensation expense, partially offset by a $625,000 increase in net deferred taxes and a $495,000 gain on sale of investments in marketable securities. Additional contributions to cash included a $751,000 decrease in accounts receivable and a $1.2 million decrease in prepaid and other current assets. Partially offsetting these were a $2.6 million decrease in accounts payable, a $2.3 million increase in inventory and a $1.1 million decrease in other current liabilities. The Company’s net cash provided by operating activities was $ 3.7 million in the six months ended December 29, 2007.

Generally, as sales levels fall, the Company expects inventories, accounts receivable and accounts payable to decrease.  However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $17.2 million for the six months ended December 27, 2008 was primarily due to the Company’s additions to property and equipment of approximately $8.8 million as well as purchases of short term investments exceeding sales and maturities of short-term investments by approximately $6.9 million and $1.3 million paid for the acquisition of PTL’s minority interest. The Company’s cash used in investing activities was $26.1 million for the six months ended December 29, 2007.

The Company’s cash used in financing activities for the six months ended December 27, 2008 of $2.6 million was the result of repurchases of the Company’s common stock at a cost of $5.0 million, partially offset by $1.7 million of mortgage financing by a wholly-owned subsidiary and $740,000 in proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company generated $1.8 million in cash from financing activities for the six months ended December 29, 2007.

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

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid for the first 12 months.

The Company’s contractual obligations and commitments at December 27, 2008 are as follows:

(in thousands)	Payments Due by Period
	Total	1 Year or Less	2 – 3 Years	4 – 5 Years	Thereafter
Operating leases and operating expense	$5,563	$1,188	$2,143	$2,232	$-
PTL debt	1,664	-	119	119	1,426
Capital equipment purchase commitments	18,267	16,300	1,966	-	-
Total	$25,494	$17,488	$4,228	$2,351	$1,426

Jinan Cooperation Agreement

On January 26, 2008, the Company entered into a Cooperation Agreement with the Jinan Hi-Tech Industries Development Zone Commission (the “Commission”) in the People’s Republic of China (the “PRC”) for the Company’s investment in the Jinan Hi-Tech Industries Development Zone (the “Zone”) that is located in Shandong Province, PRC. Under the Cooperation Agreement, the Company will, through a wholly-owned Hong Kong subsidiary, Pericom Asia Ltd., build a factory in the Zone for the development and manufacturing of frequency control products. It is expected that the Company’s total gross investment will be approximately $35 million over the next few years. We have land use rights for 75 acres, and the factory is being designed for 13 surface mount device (SMD) production lines. Phase I consists of an administration building, workers dormitory and fabrication plant, and is scheduled for completion late in fiscal 2009 at an estimated cost of approximately $15 million. We have included the Phase I commitments in the above contractual obligations and commitments table, but the timing of subsequent development is uncertain at this time.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the six months ended December 27, 2008 the majority of the Company’s revenues were from sales to distributors.

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

PRODUCT WARRANTY. The Company offers a standard one-year product replacement warranty.  In the past the Company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time the decision to accept the return is made.  As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant.  Accordingly, historical warranty costs have not been material.

SHIPPING COSTS.  Shipping costs are charged to cost of revenues as incurred.

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and written off if it has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted.  The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory and resulting in material effects on our gross margin.

IMPAIRMENT OF INTANGIBLE ASSETS. The Company performs an impairment review of its intangible assets at least annually, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 28, 2008. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 27, 2008 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $89.0 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 27, 2008, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that have been affected by recent credit market concerns and had unrealized losses of $504,000. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2008.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 27, 2008 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS`

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

We currently have a cautious outlook on our fiscal third quarter ending March 28, 2009, due to the challenging business environment and limited visibility on end-market demands. We have also announced our expectation that fiscal third quarter revenues will decline from the amount reported for the fiscal second quarter.

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The recent financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In addition to the potential impact on our marketable securities portfolio, there could be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results. The credit crisis may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.

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

Currently there is a general slowdown in the global economy and it may last for an unpredictable period with adverse impacts on credit availability, ability of our company and our customers to maintain or grow revenues and profits, and end-user demand across our customer base.

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

We and our independent registered public accounting firm previously determined that we had material weaknesses in our internal control over financial reporting, that have since been remediated. There can be no assurance that a material weakness will not arise in the future. Should such a material weakness arise, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our annual reports on Form 10-K for the years ended June 30, 2007 and July 2, 2005 we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to maintain internal control over financial reporting. As reported in Item 9A of the Company’s Form 10-K for the year ended June 28, 2008, our management does not believe we had any material weakness in our internal control over financial reporting as of June 28, 2008, and management has determined that as of June 28, 2008, our internal control over financial reporting was effective. However, considering we will continue to evolve our business in a changing marketplace and will continue to make corresponding changes in our internal control in financial reporting, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted or impaired, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, may affect our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. Redesigning our products to comply with new regulations may result in increased research and development and manufacturing and quality control costs.  In addition, the products we manufacture that comply with new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet new standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

Any inability or unwillingness of our wafer suppliers generally, and Chartered and MagnaChip in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Chartered shut down one of their production facilities that was used to manufacture our products. We transitioned the production of these products to different facilities. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of any change.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 111 patents covering certain aspects of our product designs and have 12 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have committed to the construction of a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and starting up a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two direct customers that accounted for more than 10% of net revenues during the six months ended December 27, 2008. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 27, 2008 totaled 49%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the six months ended December 27, 2008 and the fiscal year ended June 28, 2008, sales to our distributors were approximately 55% and 49% of net revenues, respectively as compared to approximately 40% of net revenues in the fiscal year ended June 30, 2007 and 39% for the fiscal year ended July 1, 2006. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the six months ended December 27, 2008, we derived approximately 89% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares under a program disclosed in our previous periodic reports and on April 29, 2008, our Board of Directors authorized the repurchase of an additional $30 million of our common stock, as announced May 1, 2008.

Pursuant to the 2007 authority, the Company repurchased approximately 139,000 shares in the six months ended December 27, 2008 for an aggregate cost of $1.9 million and thereby completed the repurchase of the 2.0 million shares at an aggregate cumulative cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased approximately 487,000 shares in the six months ended December 27, 2008 for an aggregate cost of $3.1 million. During the six months ended December 29, 2007, the Company repurchased approximately 471,000 shares for an aggregate cost of $5.2 million. The average price per share of repurchases under the 2007 and 2008 authority during the first six months of fiscal 2009 was $7.95.

The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

The following table describes the shares repurchased under the authorizations described above for the first six months of fiscal 2009:

Period	Total Number of Shares Purchased FY09	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or $ Value That May Yet be Purchased Under the Plans or Programs
August 28 to August 29, 2008	76,066	$13.72	1,936,876	63,124 shares plus
				$30,000,000
September 3 to September 10, 2008	123,934	13.11	2,060,810	$29,239,083
November 11 to November 19, 2008	300,000	5.63	2,360,810	$27,550,923
December 2 to December 5, 2008	126,494	4.93	2,487,304	$26,927,528

Total	626,494	$7.95	2,487,304	$26,927,528

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on December 11, 2008 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of five directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

Name of Director	Votes For	Votes Withheld
Alex Chiming Hui	22,731,324	846,477
Chi-Hung (John) Hui, Ph.D	20,919,687	2,658,114
Hau L. Lee, Ph.D.	21,149,011	2,428,790
Siu-Weng Simon Wong, Ph.D.	22,452,408	1,125,393
Michael J. Sophie	23,153,546	424,255

2.
To approve an amendment of the Company’s 2004 Stock Incentive Plan to increase the aggregate number of shares authorized for issuance pursuant to restricted stock awards and incentive stock option grants from 2,250,000 to 5,250,000 shares.

Votes	Votes	Votes
For	Against	Abstained
15,708,776	5,224,726	905,153

3.	To ratify and approve the appointment of Burr, Pilger & Mayer LLP as the independent auditors for the Company for the fiscal year ending June 27, 2009.

Votes	Votes	Votes
For	Against	Abstained
23,547,995	11,475	18,331

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Registrant 8-K, filed on December 17, 2008, and incorporated herein by reference
10.2	Amended and Restated 2004 Stock Incentive Plan, filed as Appendix A to the Registrant’s 2008 Proxy Statement, filed on October 23, 2008, and incorporated herein by reference
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: February 4, 2009	By:	/s/ Alex C. Hui
Alex C. Hui Chief Executive Officer

	By:	Angela Chen
Angela Chen Chief Financial Officer