Form 10-Q
period 2009-03-28
PERICOM SEMICONDUCTOR CORP
filed 2009-05-07
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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
Yes    ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)

Yes     ☐   No    ☒

As of May 5, 2009 the Registrant had outstanding 25,306,815 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 28, 2009

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 28, 2009 and June 28, 2008	3

	Condensed Consolidated Statements of Operations for the three and nine months ended March 28, 2009 and March 29, 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 28, 2009 and March 29, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4:	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	31

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds	40

Item 6:	Exhibits	41

Signatures

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 28,	June 28,
	2009	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$29,617	$41,646
Short-term investments	69,261	72,108
Accounts receivable
Trade (net of allowances of $1,837 and $1,950)	22,158	29,002
Other receivables	1,602	1,684
Inventories	17,268	17,921
Prepaid expenses and other current assets	1,395	5,943
Deferred income taxes	3,888	3,344
Total current assets	145,189	171,648

Property, plant and equipment – net	34,103	29,173
Investments in unconsolidated affiliates	10,512	10,392
Deferred income taxes – non-current	4,652	4,543
Long-term investments in marketable securities	24,023	10,171
Goodwill	1,665	1,325
Intangible assets	1,823	1,140
Other assets	3,150	3,191
Total assets	$225,117	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,843	$13,431
Accrued liabilities	6,130	8,779
Total current liabilities	12,973	22,210

Long term debt	1,628	-
Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,211	1,118
Total liabilities	17,630	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: March 28, 2009, 25,254,000; June 28, 2008, 25,703,000	130,819	132,028
Retained earnings	78,052	72,162
Accumulated other comprehensive income (loss), net of tax	(1,384)	3,265
Total shareholders’ equity	207,487	207,455
Total liabilities and shareholders' equity	$225,117	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.
See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net revenues	$24,394	$41,177	$99,022	$120,371
Cost of revenues	15,731	25,709	63,657	75,870
Gross profit	8,663	15,468	35,365	44,501
Operating expenses:
Research and development	3,996	4,503	12,580	12,863
Selling, general and administrative	5,136	5,705	17,491	17,330
Restructuring charge	293	-	510	-
Total operating expenses	9,425	10,208	30,581	30,193
Income (loss) from operations	(762)	5,260	4,784	14,308
Interest and other income	1,501	903	3,871	3,895
Other than temporary decline in value of investment	(48)	(52)	(92)	(52)
Income before income taxes	691	6,111	8,563	18,151
Income tax expense	460	2,054	2,676	6,089
Minority interest in income of consolidated subsidiaries	(24)	(47)	(92)	(63)
Equity in net income of unconsolidated affiliates	49	131	95	421
Net income	$256	$4,141	$5,890	$12,420
Basic income per share	$0.01	$0.16	$0.23	$0.48
Diluted income per share	$0.01	$0.16	$0.23	$0.47
Shares used in computing basic income per share	25,218	25,835	25,438	25,823
Shares used in computing diluted income per share	25,282	26,633	25,673	26,657

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,890	$12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,844	4,126
Stock based compensation	2,698	1,743
Tax benefit resulting from stock option transactions	170	2,312
Excess tax benefit resulting from stock option transactions	(13)	(1,287)
In process research and development	34	-
Other than temporary decline in the value of investments	44	-
Gain on sale of investments	(1,071)	-
Loss on disposal of assets	2	-
Equity in net income of unconsolidated affiliates	(95)	(421)
Minority interest in consolidated subsidiary’s net income (loss)	92	158
Deferred taxes	(677)	531
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	5,275	(8,167)
Inventories	(31)	(3,551)
Prepaid expenses and other current assets	4,796	(281)
Other assets	(11)	(728)
Accounts payable	(5,463)	(841)
Accrued liabilities	(1,524)	(1,577)
Other long term liabilities	-	(3)
Net cash provided by operating activities	15,960	4,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12,683)	(7,482)
Purchase of available for sale investments	(100,683)	(66,242)
Maturities and sales of available for sale investments	89,847	68,901
Cash paid for PTL minority interest acquisition	(1,285)	-
Net cash used in investing activities	(24,804)	(4,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,544	7,730
Excess tax benefit on stock based compensation	13	1,287
Proceeds from mortgage financing	1,669	-
Principal payments on long-term debt and capital leases	-	(784)
Repurchase of common stock	(5,451)	(20,122)
Net cash provided by (used in) financing activities	(2,225)	(11,889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(960)	439
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,029)	(11,839)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$29,617	$17,334

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 28, 2009, the results of operations for the three and nine months ended March 28, 2009 and March 29, 2008 and cash flows for the nine months ended March 28, 2009 and March 29, 2008.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 11, 2008.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and nine month periods ended March 28, 2009 and March 29, 2008 are not necessarily indicative of the results to be expected for the entire year.  The three and nine month periods ended March 28, 2009 and March 29, 2008 each had 13 and 39 week periods, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations:  advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in customer relationships; acquisitions and the subsequent integration of the acquired entity with the Company; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; fluctuations in currencies given the Company’s sales and operations heavily weighted and paid in foreign currencies; and the Company’s ability to attract and retain employees necessary to support its growth.

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Taiwan Limited Corporation (“PTL”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”) as well as its majority owned subsidiary, SaRonix-eCERA Corporation (“SRe”). In January 2008, we initiated a project to build a factory in China for the development and manufacture of frequency control products (“FCPs”). We have established PSE Technology (Shandong) Corporation ("PSE") in China to develop and operate the factory. PSE is a wholly-owned subsidiary of PAL. The Company eliminates all significant intercompany balances and transactions in consolidation.

Recently Issued Accounting Standards

Updates to recent accounting standards as disclosed in Pericom’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 are as follows:

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company does not expect that the implementation of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

 In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP FAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company is evaluating the impact the implementation of FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) (“FSP FAS 115-2 and FAS 124-2”) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company is evaluating the impact the implementation of FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.

In May 2008, the Company adopted FSP SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FSP SFAS 162”). FSP SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. FSP SFAS 162 is effective November 15, 2008. The adoption of FSP SFAS 162 did not have an impact on the Company’s consolidated financial position or results of operation.

On June 29, 2008, the Company adopted FSP SFAS No. 157, Fair Value Measurements ("FSP SFAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under FSP SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FSP SFAS 157 for non-financial assets and liabilities is the fiscal year beginning June 28, 2009, except for items recognized at fair value on a recurring basis.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of FSP SFAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 15, Fair Value Measurements.

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 141(R), Business Combinations (“FSP SFAS 141(R)”). FSP SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. FSP SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of FSP SFAS 141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of FSP SFAS 141(R).

In December 2007, the FASB issued FSP SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“FSP SFAS 160”). FSP SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FSP SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FSP SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of FSP SFAS 160 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. We are currently evaluating the impact that FSP SFAS 160 will have on our financial statements.

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

Pericom owned approximately 87.9% of PTL with the remaining interest owned by PTL employees. On October 27, 2008, the Company purchased the remaining 3.7 million shares held by employees for a total price of $1.3 million, with the result that PTL is now a wholly owned subsidiary. The Company concluded that the purchase price was not compensation to the employees who owned the stock because the Company determined it had paid fair market value for the shares based on a share price analysis using established valuation techniques that were performed prior to acquisition.

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

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

	March 28, 2009			June 28, 2008
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$106	$(106)	$-	$117	$(111)	$6
eCERA trade name	39	(20)	19	43	(17)	26
Core developed technology	1,807	(689)	1,118	939	(566)	373
SaRonix supplier relationship	397	(126)	271	398	(78)	320

Total amortizable purchased intangible assets	2,349	(941)	1,408	1,497	(772)	725

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,764	$(941)	$1,823	$1,912	$(772)	$1,140

In October 2008, the Company acquired the outstanding minority interest of PTL as described in Note 2 to these financial statements. This resulted in an increase of $904,000 in intangible assets, consisting of core developed technology, which will be amortized over five years.

Amortization expense related to finite-lived purchased intangible assets was approximately $76,000 and $177,000 for the three and nine month periods ended March 28, 2009 and $58,000 and $147,000 for the three and nine month periods ended March 29, 2008, respectively.

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

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately five years.  We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Months from 3/28/2009
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-PTL	$177	$177	$177	$177	$103
Expected amortization-SaRonix	117	117	117	117	35
Expected amortization-eCERA	28	28	28	10	-
	$322	$322	$322	$304	$138

4.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and nine month periods ended March 28, 2009 and March 29, 2008 are computed as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2009	2008	2009	2008

Net income	$256	$4,141	$5,890	$12,420
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,218	25,835	25,438	25,823

Basic earnings per share	$0.01	$0.16	$0.23	$0.48

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,218	25,835	25,438	25,823
Dilutive options using the treasury stock method	64	798	235	834
Shares used in computing diluted earnings per share	25,282	26,633	25,673	26,657

Diluted earnings per share	$0.01	$0.16	$0.23	$0.47

Options to purchase 3,816,000 and 3,165,000 shares of common stock, and restricted stock units of 217,000 and 130,000 were outstanding as of March 28, 2009 for the three and nine months ended respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 1,706,000 and 1,805,000 shares of common stock were outstanding as of March 29, 2008 for the three and nine months ended respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method.

5.  INVENTORIES

Inventories consist of:

	March 28,	June 28,
(in thousands)	2009	2008

Raw materials	$6,807	$6,326
Work in process	5,460	4,472
Finished goods	5,001	7,123
	$17,268	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 28, 2009, the Company had $4.8 million of written-off inventory as compared to $5.0 million at June 28, 2008.  The Company attributes this reduction of approximately $0.2 million in obsolete inventory between March 28, 2009 and June 28, 2008 to sales of previously reserved inventory as well as physically scrapping a portion of the written-off inventory.

6.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 28,	June 28,
(in thousands)	2009	2008

Accrued compensation	$3,594	$6,089
Accrued income tax	911	434
External sales representative commissions	439	615
Other accrued expenses	1,186	1,641
	$6,130	$8,779

7. DEBT

The long term debt as reported in the consolidated balance sheet as of March 28, 2009 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.8%	$1,628	$-	$1,628

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

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Customer A	21%	16%	18%	14%
Customer B	10%	*	14%	*
All others	69%	84%	68%	86%
	100%	100%	100%	100%

	Accounts Receivable
	March 28,	June 28,
	2009	2008
Customer A	24%	16%
All others	76%	84%
	100%	100%

* Less than 10 percent of total net revenues and accounts receivable

For geographical reporting, we attribute net revenues to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine month periods ended March 28, 2009 and March 29, 2008:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Taiwan	42%	32%	42%	30%
China (including Hong Kong)	35%	39%	34%	39%
United States	9%	9%	8%	9%
Singapore	2%	4%	3%	5%
Other (less than 10% each)	12%	15%	13%	17%
Total net revenues	100%	100%	100%	100%

Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. We attribute long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as a percentage of total net property and equipment as of March 28, 2009 and June 28, 2008:

	March 28,	June 28,
	2009	2008

Taiwan	61%	74%
United States	19%	21%
China (including Hong Kong)	16%	1%
Other countries	4%	4%
Total	100%	100%

9.  STOCK REPURCHASE PROGRAM

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  Pursuant to the 2007 authority, the Company repurchased approximately 139,000 shares in the six months ended December 27, 2008 for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased approximately 573,000 shares in the nine months ended March 28, 2009 for an aggregate cost of $3.5 million. During the same period of the prior year, the Company repurchased approximately 1,559,000 shares for an aggregate cost of $20.1 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10.  MINORITY INTEREST

The Company consolidates its subsidiary SRe, which has a minority interest. Parties other than the Company own approximately 2.71% of the outstanding shares of SRe at March 28, 2009, and as of this date the minority interest in SRe was valued at $1.2 million.

As of September 27, 2008, Pericom owned approximately 87.9% of its subsidiary PTL with the remaining interest owned by PTL employees. During the quarter ended December 27, 2008, Company purchased the remaining 3.7 million shares held by employees for a total price of $1.3 million, with the result that PTL is now a wholly owned subsidiary.

11. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of March 28, 2009, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 28, 2009 the Company had four stock option plans and one employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 7.9 million shares of common stock as of March 28, 2009 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended March 28, 2009 and March 29, 2008 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Expected Life	5.2 years	5.1 years
Risk-free interest rate	1.70%	3.05%
Volatility	51%	45%
Dividend Yield	0%	0%

The weighted average fair value of options granted during the three months ended March 28, 2009 and March 29, 2008 were $3.19 and $6.70, respectively.

The following table summarizes the Company’s stock option activity for the nine months ended March 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 28, 2008	3,874	$13.42	5.2	$16,677

Granted (weighted average grant date fair value of $6.30)	300	14.33
Exercised	(128)	5.25
Cancelled or expired	(168)	13.31
Options outstanding at March 28, 2009	3,878	$13.76	4.8	$334

Options vested and expected to vest at March 28, 2009	3,768	$13.78	4.7	$328
Options exercisable at March 28, 2009	3,018	$14.15	3.8	$296

At March 28, 2009, 3.6 million shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the three and nine months ended March 28, 2009 was $172,000 and $472,000, respectively.

At March 28, 2009, expected future compensation expense relating to options and restricted stock units outstanding at that date is $6.4 million, which will be amortized to expense over a weighted average period of 2.4 years for the options and 3.7 years for the restricted stock units.

Additional information regarding options outstanding and exercisable as of March 28, 2009 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of March 28, 2009	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of March 28, 2009	Weighted Average Exercise Price

$4.44	$5.25	137,000	0.7	$5.23	131,000	$5.25
$5.48	$10.68	1,467,000	6.3	$8.96	1,109,000	$8.85
$10.77	$13.96	811,000	4.0	$12.33	702,000	$12.46
$14.00	$16.56	790,000	6.3	$15.46	423,000	$15.36
$16.59	$37.22	673,000	1.7	$25.69	653,000	$25.94
$4.44	$37.22	3,878,000	4.8	$13.76	3,018,000	$14.15

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs as of March 28, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2008	-	$-	-	$-

Awarded	347	$10.49
Released	-
Forfeited	(15)	$14.99
RSUs outstanding at March 28, 2009	332	$10.29	2.33	$2,470

RSUs vested and expected to vest after March 28, 2009	255	$10.29	2.21	$1,896
RSUs exercisable at March 28, 2009	-	$-	-	$-

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under this Plan, of which 408,000 remain available at March 28, 2009 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first nine months of  fiscal years 2009 and 2008, the Company issued 135,075 and 94,587 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.47 and $7.88, respectively.  The weighted average fair value of the awards for the first nine months of fiscal 2009 and 2008 were $1.70 and $3.10 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model.  The Company bases volatility on the expected volatility of the Company’s stock during the accrual period.  The expected term is determined by the time from enrollment until purchase, and the Company uses the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Expected Life	13.5 months	13.5 months
Risk-free interest rate	0.58%	2.12%
Volatility	67%	55%
Dividend Yield	0%	0%

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 28, 2009:

	Shares	Weighted Average Purchase Price

Beginning Available	543,313
Purchases	(135,075)	$6.47

Ending Available	408,238

At March 28, 2009, the Company had $1.1 million in unamortized share-based compensation related to its employee stock purchase plan.  The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.1 years.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended March 28, 2009 and March 29, 2008 generated from the plans mentioned above:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In Thousands)	2009	2008	2009	2008

Cost of goods sold	$72	$42	$192	$115
Research and development	393	231	1048	582
Selling, general and administrative	533	312	1458	1046
Pre-tax share-based compensation expense	998	585	2,698	1,743
Income tax impact	196	160	574	511
Net share-based compensation expense	$802	$425	$2,124	$1,232

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In Thousands)	2009	2008	2009	2008

Stock options	$602	$480	$1,783	$1,527
Restricted stock units	151	-	301	-
Stock purchase plan	245	105	614	216
Total share-based compensation expense	$998	$585	$2,698	$1,743

The amount of share-based compensation expense in inventory at March 28, 2009 and June 28, 2008 is immaterial.

12. INCOME TAXES

Accounting for Uncertainty in Income Taxes

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”).  As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.  All positions taken in its US and foreign returns with respect to any book-tax adjustments were highly certain, and accordingly the Company did not record any valuation adjustments against those positions.  Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change.  As of March 28, 2009, the Company had accrued $120,000 for any interest and penalties related to unrecognized tax benefits.  The Company’s total amount of unrecognized tax benefits as of March 28, 2009 was $898,000.  All of this amount would affect the corporation’s tax rate if recognized.  The tax years 2003 to 2008 remain open in the United States.

Income Tax Expense

Income tax expense for the nine months ended March 28, 2009 and March 29, 2008 was $2.7 million and $6.1 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

13. INVESTMENT IN AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	March 28,	June 28,
(in thousands)	2009	2008

Pericom Technology, Inc.	$8,568	$8,505
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	1,944	1,887
Total	$10,512	$10,392

The Company has an approximate 44.1% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For the first nine months of fiscal 2009 and 2008, the Company’s allocated portion of PTI’s results was income of $64,000 and $232,000, respectively. Condensed operating results of PTI were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2009	2008	2009	2008

Revenue	$2,516	$2,301	$8,976	$8,623
Gross profit	1,447	1,202	4,585	4,290
Operating income	321	169	976	736
Net income	258	199	254	910

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe. For the first nine months of fiscal 2009 and 2008, the Company’s allocated portion of JCP’s results was income of $31,000 and $218,000, respectively.

14. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale securities and foreign currency translation gains (losses) generated by the Company’s consolidated subsidiaries.  The components of comprehensive income, net of related tax effects, are as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In Thousands)	2009	2008	2009	2008

Net income	$256	$4,141	$5,890	$12,420
Unrealized gain (loss) on securities available for sale, net	77	320	(751)	1,434
Translation gain (loss), net	(848)	2,588	(3,898)	2,955
Comprehensive income (loss)	$(515)	$7,049	$1,241	$16,809

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

Assets measured at fair value as of March 28, 2009 are summarized as follows:

(in thousands)	Level 1	Level 2	Total
Investments (1)
Treasury bills	$4,362	$-	$4,362
Corporate bonds and notes	-	50,993	50,993
Government securities	-	24,619	24,619
Asset/mortgage backed securities	-	13,310	13,310
Total	$4,362	$88,922	$93,284

(1)	Included in Short-term and Long-term investments in marketable securities on our condensed consolidated balance sheet

Effective June 29, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect the fair value option under SFAS 159 for our financial assets and liabilities.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 28, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at March 28, 2009.

16. RESTRUCTURING CHARGE

During the quarter ended December 27, 2008, the Company instituted a restructuring plan to align its costs with prevailing market conditions. As part of the restructuring plan, through the quarter ended March 28, 2009 the Company has reduced its workforce by 61 employees. Of the employees terminated, 26 were in operations, 17 in research and development, 11 in sales and marketing, and 7 in general and administration. The Company incurred $510,000 of restructuring charges through March 28, 2009, as compared with none in the same period of the prior year. At March 28, 2009, $435,000 of the $510,000 had been paid with the balance expected to be paid over the next six months. We believe that as of March 28, 2009, the restructuring plan is essentially complete.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s expected fourth quarter revenues, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.5%	62.4%	64.3%	63.0%
Gross profit	35.5%	37.6%	35.7%	37.0%
Operating expenses:
Research and development	16.4%	10.9%	12.7%	10.7%
Selling, general and administrative	21.1%	13.9%	17.7%	14.4%
Restructuring charge	1.2%	0.0%	0.5%	0.0%
Total	38.7%	24.8%	30.9%	25.1%

Income (loss) from operations	(3.2)%	12.8%	4.8%	11.9%
Interest and other income	6.2%	2.2%	3.9%	3.2%
Other than temporary decline in value of investment	(0.2)%	(0.1)%	(0.1)%	0.0%
Income before income taxes	2.8%	14.9%	8.6%	15.1%

Income taxes	1.9%	5.0%	2.7%	5.1%
Minority interest in income of consolidated subsidiaries	(0.1)%	(0.1)%	(0.1)%	0.0%
Equity in net income of unconsolidated affiliates	0.2%	0.3%	0.1%	0.3%

Net income	1.0%	10.1%	5.9%	10.3%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.
	Three Months Ended			Nine Months Ended
(In thousands)	March 28,	March 29,	%	March 28,	March 29,	%
	2009	2008	Change	2009	2008	Change

Net revenues	$24,394	$41,177	-40.8%	$99,022	$120,371	-17.7%
% of net sales accounted for by top 5 direct customers (1)	52.4%	41.6%		50.1%	38.1%

Number of direct customers that each account for more than 10% of net sales	2	1		2	1

% of net sales accounted for by top 5 end customers (2)	30.1%	22.2%		27.5%	21.8%

Number of end customers that each account for more than 10% of net sales	1	0		1	0

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

The Company designs, develops and markets high-performance integrated circuits (“ICs” or IC products) and frequency control products (“FCPs” or FCP products) used in many of today's advanced electronic systems. Our IC products include products that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Over the past two quarters we have experienced a sharp decline in revenue, which is consistent with declining end-market demand and inventory reduction initiatives across the supply chain.  Net revenue decreased $16.8 million or 40.8% in the third quarter of fiscal 2009 versus the third quarter of fiscal 2008 primarily as the result of:

•	a decrease of $7.4 million or 44.1% in sales of our FCP products to $16.7 million and
•	a $9.4 million decline in sales of IC products to $24.5 million, for a 38.4% sales decrease.

Net revenue declined $21.3 million or 17.7% for the first nine months of fiscal 2009 versus the first nine months of fiscal 2008 primarily as the result of:

•	a decrease of $8.6 million or 17.7% in sales of our FCP products to $48.7 million and
•	a decline in sales of IC products to $71.7 million, for a $12.7 million or 17.7% decrease.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine month periods ended March 28, 2009 and March 29, 2008:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Taiwan	42%	32%	42%	30%
China (including Hong Kong)	35%	38%	34%	39%
United States	9%	9%	8%	9%
Singapore	2%	4%	3%	5%
Other (less than 10% each)	12%	16%	13%	17%
Total net revenues	100%	100%	100%	100%

For the three and nine months ended March 28, 2009, as compared with the same periods of the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of continued demand for technological devices and an increasing concentration of contract manufacturing there. We expect our future sales to continue to grow, as a percentage of net revenues, in Asian countries.

We have announced our expectation that fiscal fourth quarter revenues will show improvement from the amount reported for the fiscal third quarter based in part on improved bookings and backlog at the beginning of the fourth quarter. Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  Because of our lack of visibility into demand when turns orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change

Net revenues	$24,394	$41,177	-40.8%	$99,022	$120,371	-17.7%
Gross profit	8,663	15,468	-44.0%	35,365	44,501	-20.5%
Gross profit as a percentage of net revenues (gross margin)	35.5%	37.6%		35.7%	37.0%

The decrease in gross profit for the three and nine month periods ended March 28, 2009 as compared with the same periods of the prior year was primarily due to significant sales declines in the second and third quarters in both IC and FCP products. To a lesser extent margin decreases also contributed, and reflect both the long-term downward trend in prices as well as somewhat higher production costs due to lower volumes and higher overhead absorption rates.

Specifically, the decrease in gross profit in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 of $6.8 million is the result of:

•	decreased sales of the FCP product family, which led to $1.8 million of decreased gross profit,
•	decreased sales of IC products, which led to $4.0 million of decreased gross profit, and
•	margin declines which led to $1.0 million of decreased gross profit.

With respect to the decrease in gross profit in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 of $9.1 million, the decrease is the result of:

•	decreased sales of the FCP product family, which led to $2.3 million of decreased gross profit,
•	decreased sales of IC products, which led to $5.3 million of decreased gross profit, and
•	margin declines which led to $1.5 million of decreased gross profit.

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

During the three and nine months ended March 28, 2009, gross profit and gross margin benefited as a result of the sale of inventory of $72,000 and $187,000, respectively, that we had previously identified as excess and written down to zero value, as compared with $364,000 and $954,000, respectively, for the same periods of the prior year.

Research and Development(“R&D”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change

Net revenues	$24,394	$41,177	-40.8%	$99,022	$120,371	-17.7%
Research and development	3,996	4,503	-11.3%	12,580	12,863	-2.2%

R&D as a percentage of net revenues	16.4%	10.9%		12.7%	10.7%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $507,000 expense reduction for the three month period ended March 28, 2009 as compared to the same period of the prior year reflects the restructuring program and cost saving efforts, with reductions of $176,000 in salaries and $439,000 in expenses related to masks, engineering and consultants, partially offset by a $162,000 increase in share-based compensation costs. The $283,000 expense decrease for the nine month period ended March 28, 2009 as compared to the same period of the prior year is similarly attributable to the restructuring program and cost saving efforts, with reductions of $368,000 in expenses related to masks, engineering and consultants.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change

Net revenues	$24,394	$41,177	-40.8%	$99,022	$120,371	-17.7%
Selling, general and administration	5,136	5,705	-10.0%	17,491	17,330	0.9%

SG&A as a percentage of net revenues	21.1%	13.9%		17.7%	14.4%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense decrease of $569,000 for the three month period ended March 28, 2009 as compared to the same period of the prior year is attributable primarily to reduced sales volumes, as commissions and bonus expenses have declined by $493,000. The expense increase of $161,000 for the nine month period ended March 28, 2009 as compared to the same period of the prior year is attributable to increased salaries of $829,000 and share-based compensation expense of $419,000, partially offset by reductions in sales volume-related costs of commissions and bonus accruals, down $810,000, and product samples provided to prospective customers, down $368,000.

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

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change

Interest and other income, net	$1,501	$903	66.2%	$3,871	$3,895	-0.6%

The $598,000 increase in interest and other income for the three month period ended March 28, 2009 as compared with the same period of the prior year was primarily the result of $571,000 of realized gains on sales of short-term investments. Interest and other income for the nine month period ended March 28, 2009 was essentially unchanged from the same period of the prior year.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change

Pre-tax income	$691	$6,111	-88.7%	$8,563	$18,151	-52.8%
Income tax	460	2,054	-77.6%	2,676	6,089	-56.1%

Effective tax rate	67%	34%		31%	34%

The decrease in income tax expense for the three and nine months ended March 29, 2008 over the same periods of the prior year is due to the significant decreases in income before income taxes in the second and third quarters as well as the reinstatement of the research and development tax credit. The high effective tax rate for the quarter ended March 28, 2009 is due to adjustments to reflect management’s current estimate of the annual effective tax rate of 31%. The 31% year-to-date effective tax rate is reduced from the rate in fiscal 2008 primarily as a result of the reduced level of pretax income and the earnings mix between tax jurisdictions.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Nine Months Ended
	March 28,	March 29,		March 28,	March 29,
(In thousands)	2009	2008	Change	2009	2008	Change
Equity in net income of PTI	$64	$54	$10	$64	$232	$(168)
Equity in net income (loss) of JCP	(15)	78	(93)	31	218	(187)
Equity in net lossess of other investees	-	(1)	1	-	(29)	29
Total	$49	$131	$(82)	$95	$421	$(326)

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was income of $64,000 for the three and nine months ended March 28, 2009, as compared with income of $54,000 and $232,000 for the same periods of the prior year.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 28, 2009, the Company’s allocated portion of JCP’s results were a loss of $15,000 and income of $31,000, respectively, as compared with income of $78,000 and $218,000 for the same periods of the prior year.

Liquidity and Capital Resources

As of March 28, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $122.9 million as compared with $123.9 million on June 28, 2008.

The Company’s investments in debt securities include government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 28, 2009, unrealized losses on marketable securities were $427,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 28, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at March 28, 2009.

As of March 28, 2009, $29.6 million was classified as cash and cash equivalents compared with $41.6 million as of June 28, 2008.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the nine month period ended March 28, 2009, the Company spent approximately $12.7 million on property and equipment compared to $7.5 million for the nine month period ended March 29, 2008.  The Company generated approximately $3.9 million of interest and other income, net for the nine month period ended March 28, 2009, unchanged from the $3.9 million of interest and other income, net for the nine month period ended March 29, 2008. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $16.0 million for the nine months ended March 28, 2009 was primarily the result of net income of $5.9 million, non-cash expenses of $5.8 million in depreciation and amortization and $2.7 million of share-based compensation expense, partially offset by a $677,000 increase in net deferred taxes and a $1.1 million gain on sale of investments in marketable securities. Additional contributions to cash included a $5.3 million decrease in accounts receivable and a $4.8 million decrease in prepaid expenses and other current assets. Partially offsetting these were a $5.5 million decrease in accounts payable and a $1.5 million decrease in other current liabilities. The Company’s net cash provided by operating activities was $4.4 million in the nine months ended March 29, 2008.

Generally, as sales levels fall, the Company expects accounts receivable and accounts payable, and to a lesser extent inventories, to decrease. Inventories react more slowly because we outsource much of our production, and reduced demand takes time to be reflected back through our supply chain. Further, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $24.8 million for the nine months ended March 28, 2009  was primarily due to the Company’s additions to property and equipment of approximately $12.7 million as well as purchases of short term investments exceeding sales and maturities of short-term investments by approximately $10.8 million and $1.3 million paid for the acquisition of PTL’s minority interest. The Company’s cash used in investing activities was $4.8 million for the nine months ended March 29, 2008.

The Company’s cash used in financing activities for the nine months ended March 28, 2009 of $2.2 million was the result of repurchases of the Company’s common stock at a cost of $5.5 million, partially offset by $1.7 million in proceeds from borrowings of long-term debt by a wholly-owned subsidiary and $1.5 million in proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company used $11.9 million of cash in financing activities for the nine months ended March 29, 2008.

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

PTL incurred a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid for the first 12 months.

The Company’s contractual obligations and commitments at March 28, 2009 are as follows:

	Payments Due by Period
(in thousands)	Total	1 Year or Less	2 – 3 Years	4 – 5 Years	Thereafter
Operating leases and operating expense commitments	$5,854	$1,348	$2,538	$1,968	$-
Capital equipment purchase commitments	18,874	15,272	3,602	-	-
PTL debt payments	1,852	57	285	277	1,233
Total	$26,580	$16,677	$6,425	$2,245	$1,233

Jinan Cooperation Agreement

On January 26, 2008, the Company entered into a Cooperation Agreement with the Jinan Hi-Tech Industries Development Zone Commission (the “Commission”) in the People’s Republic of China (the “PRC”) for the Company’s investment in the Jinan Hi-Tech Industries Development Zone (the “Zone”) that is located in Shandong Province, PRC. Under the Cooperation Agreement, the Company will, through a wholly-owned Hong Kong subsidiary, Pericom Asia Ltd., build a factory in the Zone for the development and manufacturing of frequency control products. It is expected that the Company’s total gross investment will be approximately $35 million over the next few years. We have land use rights for 75 acres, and the factory is being designed for 13 surface mount device (SMD) production lines. Phase I consists of an administration building, workers dormitory and fabrication plant, and is scheduled for completion late in fiscal 2009 at an estimated cost of approximately $15 million. Expenditures through March 28, 2009 totaled approximately $5.8 million. We have included the Phase I commitments in the above contractual obligations and commitments table, but the timing of subsequent development is uncertain at this time.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the nine months ended March 28, 2009 the majority of the Company’s revenues were from sales to distributors.

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

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy the Company’s product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a RMA being established. The Company is only obligated to accept returns of defective parts. For customer convenience, the Company may approve a particular return request even though it is not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned.  The Company does not keep a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 28, 2009 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $93.3 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 28, 2009, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that have been affected by recent credit market concerns and had unrealized losses of $427,000. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2009.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 28, 2009 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we currently have an improving outlook on our fiscal fourth quarter ending June 27, 2009, we continue to face a challenging business environment and limited visibility on end-market demands. Revenues in the fiscal second and third quarters were down significantly from revenues in the first fiscal quarter.

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The recent financial disruption affecting the banking system, investment banks, insurance companies and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In addition to the potential impact on our marketable securities portfolio, there could be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results. The credit crisis may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two direct customers that each accounted for more than 10% of net revenues during the nine months ended March 28, 2009. As a percentage of net revenues, sales to our top five direct customers during the nine months ended March 28, 2009 totaled 50.1%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the nine months ended March 28, 2009 and the fiscal year ended June 28, 2008, sales to our distributors were approximately 55% and 49% of net revenues, respectively as compared to approximately 40% of net revenues in the fiscal year ended June 30, 2007 and 39% for the fiscal year ended July 1, 2006. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the nine months ended March 28, 2009, we derived approximately 85% of our net revenues from sales in Asia and approximately 7% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2006, we generated approximately 64% of our net revenues from sales in Asia and approximately 17% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional historical information on our stock purchase activity.

The following table describes the shares repurchased under the authorization described above for the fiscal quarter ended March 28, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value That May Yet be Purchased Under the Plans or Programs (In Thousands)
December 28, 2008 - January 24, 2009	-	$-	-	$26,928
January 25, 2009 - February 21, 2009	-	-	-	26,928
February 22, 2009 - March 28, 2009	85,803	5.50	85,803	26,456

Total	85,803	$5.50	85,803	$26,456

Item 6. Exhibits.

Exhibit	Exhibit
Number	Description

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: May 6, 2009	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer