Form 10-K/A
period 2008-06-28
PERICOM SEMICONDUCTOR CORP
filed 2009-06-05
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on December 27, 2007 as reported by the NASDAQ National Market was approximately $449,344,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 3, 2009 the Registrant had outstanding 25,433,000 shares of common stock.

Explanatory Note

Pericom Semiconductor Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K to include financial statements of Pericom Technology Inc. at and for the fiscal year ended June 30, 2008 (the “PTI Financial Statements”) in the Company’s Form 10-K for the fiscal year ended June 28, 2008, which was filed with the Securities and Exchange Commission on September 11, 2008 (the “Original Filing”).

This Form 10-K/A does not reflect events occurring after the Original Filing, and except for the PTI Financial Statements and Exhibits 31.1, 31.2, 32.1 and 32.2, which are filed herewith, this Amendment No. 1 to Form 10-K does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Filing, and this Amendment No. 1 continues to speak as of the date of the Original Filing.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report on Form 10-K/A:

1.	Financial Statements

Independent Auditors’ Report to the Directors of Pericom Technology Inc.

Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007

Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2008

Consolidated Statements of Changes in Equity for each of the three fiscal years in the period ended June 30, 2008

Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended June 30, 2008

Notes to the Financial Statements

Table of Contents

PERICOM TECHNOLOGY INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

30 JUNE 2008

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

PCP CPA Limited
Certified Public Accountants
Hong Kong,

Chua Suk Lin, Ivy
Practising Certificate No.: P02044

May 20, 2009

PERICOM TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS
AS AT 30 JUNE 2008 AND 2007

		(Unaudited)
	Note	2008	2007
		US$	US$
ASSETS

Non-current assets
Property, plant and equipment	5	1,750,779	1,820,944
Land use rights	6	405,761	383,234
Investment in an associate	7	-	73,825
		2,156,540	2,278,003
Current assets
Inventories	8	1,809,475	1,628,342
Other financial assets at fair value through profit or loss	9	4,692,941	3,042,979
Trade receivables	10	1,722,438	1,681,348
Other receivables and prepayments	10	347,593	387,137
Tax recoverable		13,374	-
Amount due from a related company	22	97,932	28,281
Cash and cash equivalents	11	8,757,438	8,389,959
		17,441,191	15,158,046

Total assets		19,597,731	17,436,049

EQUITY

Capital and reserves
Share capital	12	18,951,736	18,922,658
Other reserves		791,458	393,516
Accumulated losses		(1,712,506)	(3,012,796)

Total equity		18,030,688	16,303,378

LIABILITIES

Current liabilities
Trade payables	13	698,442	572,048
Accruals and other payables		741,908	407,894
Amount due to a shareholder	22	122,534	117,706
Amount due to a related company	22	4,159	-
Tax payables		-	35,023
		1,567,043	1,132,671

Total liabilities		1,567,043	1,132,671

Total equity and liabilities		19,597,731	17,436,049

See Notes to Consolidated Financial Statements

PERICOM TECHNOLOGY INC.

CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED 30 JUNE 2008, 2007, AND 2006

		(Unaudited)		(1)
	Note	2008	2007	2006
		US$	US$	US$

Revenue	16	11,674,828	11,332,994	12,512,670

Cost of sales		(5,839,113)	(5,143,078)	(5,812,561)

Gross profit		5,835,715	6,189,916	6,700,109

Other income	17	251,298	426,684	504,773

Share of losses of an associate	7	(76,525)	(139,095)	(19,730)

Distribution costs		(1,335,374)	(1,121,844)	(1,218,638)

Administrative expenses		(3,394,200)	(3,768,464)	(3,368,237)

Operating profit		1,280,914	1,587,197	2,598,277

Finance income	18	191,318	209,877	-

Profit before income tax		1,472,232	1,797,074	2,598,277

Income tax expense	19	(171,942)	(96,671)	-

Profit for the year		1,300,290	1,700,403	2,598,277

(1) Pericom Technology Corporation’s audited consolidated financial statements for the year ended June 30, 2006 filed with the Securities and Exchange Commission on April 23, 2007.

See Notes to Consolidated Financial Statements

PERICOM TECHNOLOGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 30 JUNE 2008 (Unaudited), 2007 (Unaudited), AND 2006 (1)

	Share capital	Share of reserves of associate	Share- based payment reserve	Accumulated losses	Exchange reserve	Total
	US$	US$	US$	US$	US$	US$

Balance at 1 July 2005	18,868,096	-	-	(7,178,051)	-	11,690,045

Shares issued on exercise of share options	14,938	-	-	-	-	14,938

Share-based payments	-	-	24,558	-	-	24,558

Profit for the year	-	-	-	2,598,277	-	2,598,277

Foreign currency translation differences	-	-	-	-	12,996	12,996

Balance at 1 July 2006, as previously reported	18,883,034	-	24,558	(4,579,774)	12,996	14,340,814

Prior year adjustments	-	-	-	(133,425)	-	(133,425)

Balance at 1 July 2006, as restated	18,883,034	-	24,558	(4,713,199)	12,996	14,207,389

Shares issued on exercise of share options	36,794	-	-	-	-	36,794

Share of reserves of associate	-	3,932	-	-	-	3,932

Share-based payments	-	-	119,885	-	-	119,885

Transfer to share capital on exercise of share options	2,830	-	(2,830)	-	-	-

Profit for the year, as restated	-	-	-	1,700,403	-	1,700,403

Foreign currency translation differences	-	-	-	-	234,975	234,975

Balance at 30 June 2007, as restated	18,922,658	3,932	141,613	(3,012,796)	247,971	16,303,378

Balance at 1 July 2007	18,922,658	3,932	141,613	(3,012,796)	247,971	16,303,378

Shares issued on exercise of share options	15,095	-	-	-	-	15,095

Share of reserves of associate	-	2,700	-	-	-	2,700

Share-based payments	-	-	43,261	-	-	43,261

Transfer to share capital on exercise of share options	13,983	-	(13,983)	-	-	-

Profit for the year	-	-	-	1,300,290	-	1,300,290

Foreign currency translation differences	-	-	-	-	365,964	365,964

Balance at 30 June 2008	18,951,736	6,632	170,891	(1,712,506)	613,935	18,030,688

(1) Pericom Technology Corporation’s audited consolidated financial statements for the year ended June 30, 2006 filed with the Securities and Exchange Commission on April 23, 2007.

See Notes to Consolidated Financial Statements

PERICOM TECHNOLOGY INC.

CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEARS ENDED 30 JUNE 2008 (Unaudited), 2007 (Unaudited), AND 2006 (1)

	Note	2008	2007	2006
		US$	US$	US$
Cash flows from operating activities
Net cash generated from operations	20	2,258,370	4,363,700	927,646
PRC enterprise income tax paid		(220,339)	(61,648)	-

Net cash generated from operating activities		2,038,031	4,302,052	927,646

Cash flows from investing activities
Purchase of property, plant and equipment		(470,456)	(1,104,589)	(376,446)
Purchase of financial assets at fair value through profit or loss		(2,550,390)	(1,001,845)	-
Proceeds on disposals of financial assets at fair value through profit or loss		1,008,362	2,234,395	1,565,259
Repayment to an associate		-	-	(228,718)
Interest received		191,318	209,877	187,202

Net cash (used in)/generated from investing activities		(1,821,166)	337,838	1,147,297

Cash flows from financing activities
Proceeds from shares issued on exercise of share options		15,095	36,794	14,938
Increase/(decrease) in amount due to a shareholder		4,828	(231,756)	293,600

Net cash generated from/(used in) financing activities		19,923	(194,962)	308,538

Increase in cash and cash equivalents		236,788	4,444,928	2,383,481
Cash and cash equivalents at 1 July		8,389,959	3,975,816	1,579,339
Effect on changes in foreign exchange rate		130,691	(30,785)	12,996

Cash and cash equivalents at 30 June		8,757,438	8,389,959	3,975,816

Analysis of balances of cash and cash equivalents
Cash and bank balances	11	8,757,438	8,389,959	3,975,816

 (1) Pericom Technology Corporation’s audited consolidated financial statements for the year ended June 30, 2006 filed with the Securities and Exchange Commission on April 23, 2007.

See Notes to Consolidated Financial Statements

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	General information

The principal activities of Pericom Technology Inc. and its subsidiaries (together the “Group”) are investment holding and manufacturing, trading and provision of testing services for electronic components.

The Company is a limited liability company incorporated in the British Virgin Islands.  The address of its registered office is Omar Hodge Building, Wickhams Cay 1 P.O. Box 362, Road Town, Tortola, British Virgin Islands.

The directors regard Pericom Semiconductor Corporation (“PSC”), a company incorporated in the United States of America, as being the immediate and ultimate holding company.

These consolidated financial statements are presented in United States dollars (“US$”), unless otherwise stated.  These consolidated financial statements have been approved for issue by the board of directors on 10 October 2008.

2	Principal accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below.  These policies have been consistently applied to all the years presented, unless otherwise stated.

2.1	Basis of preparation

The consolidated financial statements of the Group have been prepared in accordance with Hong Kong Financial Reporting Standards (“HKFRS”).  They have been prepared under the historical cost convention, as modified by revaluation of other financial assets at fair value through profit or loss which are carried at fair value. The Group has conducted a review of the standards and concluded that there are no significant differences in the financial position and the result of operations of the Group should the consolidated financial statements of the Group be prepared in accordance with the Accounting Principles Generally Accepted in the United States of America (“US GAAP”).

The preparation of the financial statements in conformity with HKFRS requires the use of certain critical accounting estimates.  It also requires management to exercise its judgment in the process of applying the Group’s accounting policies.  The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements are disclosed in note 4 to the consolidated financial statements.

2.2	Consolidation

The consolidated financial statements include the financial statements of the Company and all its subsidiaries made up to 30 June.

Subsidiaries are all entities (including special purpose entities) over which the Group has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights.  The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.2	Consolidation (Continued)

Subsidiaries are fully consolidated from the date on which control is transferred to the Group.  They are de-consolidated from the date that control ceases.

The purchase method of accounting is used to account for the acquisition of subsidiaries by the Group.  The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition.  Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest.  The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill.  If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognised directly in the income statement.

 Inter-company transactions, balances and unrealised gains on transactions between group companies are eliminated.  Unrealised losses are also eliminated but considered an impairment indicator of an impairment of the asset transferred.  Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Group.

2.3	Foreign currency translation

(a)	Functional and presentation currency

Items included in the financial statements of each of the Group’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”).  The consolidated financial statements are presented in United States dollars (“US$”), which is the Company’s functional and presentation currency.

(b)	Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the income statement.

(c)	Group companies

The results and financial position of all the group entities (none of which has the currency of a hyperinflationary economy) that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

(i)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.3	Foreign currency translation (Continued)

(ii)
income and expenses for each income statement are translated at average exchange rates (unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the dates of the transactions); and

(iii)	all resulting exchange differences are recognised as a separate component of equity.

On consolidation, exchange differences arising from the translation of the net investment in foreign operations, and of borrowings and other currency instruments designated as hedges of such investments, are taken to shareholders’ equity.  When a foreign operation is sold, exchange differences that were recorded in equity are recognised in the income statement as part of the gain or loss on sale.

2.4	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses.  Historical cost includes expenditure that is directly attributable to the acquisition of the items.

Subsequent costs are included in the asset’s carrying amount or recognised as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Group and the cost of the item can be measured reliably.  All other repairs and maintenance are charged to the income statement during the financial period in which they are incurred.

Depreciation of property, plant and equipment is calculated using the straight-line method to allocate their cost over their estimated useful lives, as follows:

Buildings	30 years
Leasehold improvement	10% - 20%
Office equipment, furniture and fixtures	20% - 33%
Motor vehicles	20%
Tools and mould	2 years

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

Gains and losses on disposals are determined by comparing proceeds with carrying amount.  These are included in the income statement.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.5	Impairment of non-financial assets

Assets that have an indefinite useful life or have not yet available for use are not subject to amortisation and are tested annually for impairment.  Assets that are subject to depreciation or amortisation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognised for the amount by which the asset’s carrying amount exceeds its recoverable amount.  The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use.  For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units).

2.6	Financial assets

The Group classifies its financial assets into the following categories: at fair value through profit or loss and loans and receivables.  The classification depends on the purpose for which the financial assets were acquired.  Management determines the classification of its financial assets at initial recognition.

Financial assets at fair value through profit or loss are financial assets held for trading.  A financial asset is classified in this category if acquired principally for the purpose of selling in the short term.  Assets in this category are classified as current assets.

Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  They are included in current assets, except for those with maturities greater than 12 months after the balance sheet date which are then classified as non-current assets.  Loans and receivables are included within trade and other receivables and bills receivables in the balance sheets.

Regular purchases and sales of financial assets are recognised on trade-date – the date on which the Group commits to purchase or sell the asset.  Financial assets carried at fair value through profit or loss are initially recognised at fair value, and transaction costs are expensed in the income statement.

Gains or losses arising from changes in the fair value of the ‘financial assets at fair value through profit or loss’ category are recognised in the income statement in the period in which they arise.

The Group assesses at each balance sheet date whether there is objective evidence that a financial asset or a group of financial assets is impaired.

2.7	Inventories

Inventories are stated at the lower of cost and net realisable value.  Inventories comprise raw materials, consumables and finished goods and are stated at the lower of cost and net realisable value.  Cost is determined using the weighted average method and comprises materials, direct labour, other direct costs and related production overheads (based on normal operating capacity).  It excludes borrowing costs.  Net realisable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.8	Trade and other receivables

Trade and other receivables are recognised initially at fair value. A provision for impairment of trade and other receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of the receivables.  Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy of financial reorganisation, and default or delinquency in payments are considered indicators that the trade receivable is impaired.  The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows.  The carrying amount of the assets is reduced through the use of an allowance account and the amount of the loss is recognised in the income statement.  When a trade receivable is uncollectible, it is written off against the allowance account for trade receivables.  Subsequent recoveries of amounts previously written off are credited in the income statement.

2.9	Cash and cash equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term highly liquid investments with original maturities of three months of less.

2.10	Share capital

Ordinary shares and non-redeemable preferred shares with discretionary dividends are both classified as equity.

2.11	Trade and other payables

Trade and other payables are recognized at fair value.

2.12	Current and deferred income tax

The current income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date in the countries where the Company and its subsidiaries and associates operate and generate taxable income. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements.  However, the deferred income tax is not accounted for if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss.  Deferred income tax is determined using tax rates (and laws) that have been enacted or substantially enacted by the balance sheet date and are expected to apply when the related deferred income tax asset is realised or the deferred income tax liability is settled.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.12	Current and deferred income tax (Continued)

Deferred income tax assets are recognised to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilised.

Deferred income tax is provided on temporary differences arising on investments in subsidiaries and associate, except where the timing of the reversal of the temporary difference is controlled by the Group and it is probable that the temporary difference will not reverse in the foreseeable future.

2.13	Employee benefits

(a)	Employee leave entitlements

Employee entitlements to annual leave are recognised when they accrue to employees.  A provision is made for the estimated liability for annual leave and long-service leave as a result of service rendered by employees up to the balance sheet date.

Employee entitlements to sick leave and maternity leave are not recognised until the time of leave.

(b)	Pension obligations

The Group participates in defined contribution retirement schemes in Hong Kong and the People’s Republic of China (“the PRC”), the assets of which are generally held in separate trustee-administrated funds.  The pension schemes are generally funded by payments from employees and by the Group.  The Group’s contributions to the defined contribution retirement schemes are expensed as incurred.

2.14	Provisions

Provisions are recognised when the Group has a present legal or constructive obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reliably estimated.  Provisions are not recognised for future operating losses.

Where there are a number of similar obligations, the likelihood that an outflow will be required in settlement is determined by considering the class of obligations as a whole.  A provision is recognised even if the likelihood of an outflow with respect to any one item included in the same class of obligations may be small.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Principal accounting policies (Continued)

2.15	Revenue recognition

The Group recognises revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to the entity and specific criteria have been met for each of the Group’s activities as described below.  The amount of revenue is not considered to be reliably measurable until all contingencies relating to the sale have been resolved. Revenue is shown net of value-added tax, returns, rebates and discounts and after eliminating sales within the Group. The Group bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

(a)	Sale of goods

Revenue from the sale of goods and scrap materials is recognised on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

(b)	Interest income

Interest income is recognised on a time proportion basis using the effective interest method.

2.16	Operating leases

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases.  Payments made under operating leases (net of any incentives received from the lessor) are charged to the income statement on a straight-line basis over the period of the lease.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	Financial risk management

3.1	Financial risk factors

The Group’s activities expose it to a variety of financial risks including foreign exchange risk, credit risk, liquidity risk and interest rate risk.  The Group’s overall risk management programme focuses on minimising potential adverse effects of these risks on the Group’s financial performance.

(a)	Foreign exchange risk

The Group mainly operates in Hong Kong and the PRC with most of the transactions denominated and settled in Hong Kong dollars (“HK$”), US dollars (“US$”) and Renminbi (“RMB”).  Foreign exchange risk arises when future commercial transactions or recognised assets or liabilities are denominated in a currency that is not the entity’s functional currency.

The Group manages its foreign exchange risk by performing regular reviews and arranges hedges against foreign exchange exposures when considered necessary.

As HK$ is officially pegged with US$ in Hong Kong, the management considered that no significant foreign exchange risk related to HK$ transactions is expected.

As at 30 June 2008, if US$ had weakened/strengthened by 10% against the RMB with all other variables held constant, post-tax profit for the year would have been US$20,272 (2007: US$34,754) lower/higher, mainly as a result of foreign exchange gains/losses on translation of RMB-denominated trade and other receivables and trade and other payable.

(b)	Credit risk

The Group’s credit risk arises from cash and cash equivalents and trade and other receivables.  Management has a credit policy in place and the exposures to these credit risks are monitored on an ongoing basis.  The carrying amounts of these balances represent the Group’s maximum exposure to credit risk in relation to financial assets.

As at 30 June 2008 and 2007, all the bank deposits are deposited in high quality financial institutions without significant credit risk.

In respect of trade and other receivables, individual credit evaluations are performed on all customers requiring credit over a certain amount.  This evaluation focus on the customer’s past history of making payments when due and current ability to pay, and take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	Financial risk management (Continued)

3.1	Financial risk factors (Continued)

(c)	Liquidity risk

The liquidity risk of the Group is managed by maintaining sufficient banking facilities and cash and cash equivalents, which is generated from the operating cash flow and financing cash flow.

All of the Group’s financial liabilities are contractually maturing within one year.

(d)	Cash flow interest rate risk

The Group regularly seeks the most favourable interest rates available for its bank deposits.  No derivative financial instruments such as interest rate swaps are used to hedge exposure from interest rate risk as interest rate risk exposure is considered not significant.

3.2	Capital risk management

The Group’s objectives when managing capital are to safeguard the Group’s ability to continue as a going concern in order to provide returns for shareholders and benefits for other stakeholders.  In order to maintain an optimal capital structure to reduce the cost of capital, the Company may adjust the amount of dividends paid to shareholders, return capital to shareholders, issue new shares or sell assets to reduce debt.

3.3	Fair value estimation

The carrying amounts of the Group’s current financial assets, including trade and other receivables, amount due from a related company and cash and cash equivalents, and current financial liabilities, including trade and other payables, amount due to a related company and amounts due to a shareholder, approximate their fair values due to their short maturities.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	Critical accounting estimates and judgements

Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.  The Group makes estimates and assumptions concerning the future.  The resulting accounting estimates will, by definition, seldom equal the related actual results.  The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

(a)	Useful lives of property, plant and equipment

The Group’s management determines the estimated useful lives and related depreciation charges for the property, plant and equipment with reference to the estimated periods that the Group intends to derive future economic benefits from the use of these assets.  Management will revise the depreciation charge where useful lives are different to previously estimated, or it will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

(b)	Impairment of trade and other receivables

Provision for impairment of trade and other receivables is determined based on the evaluation of collectibility of trade and other receivables.  A considerable amount of judgement is required in assessing the ultimate realisation of these receivables, including the current creditworthiness, the past collection history of each debtor and the current market condition.

(c)	Income taxes

The Group is subject to income taxes in various jurisdictions.  There are certain transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business.  Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is  made.

(d)	Employee benefits – share-based payments

The determination of the fair value of the share options granted requires estimates in determining the expected volatility of the share price, the dividends expected on the shares, the risk-free interest rate for the life of the option and the number of share options that are expected to become exercisable. Where the outcome of the number of the options that are exercisable is different, such difference will impact the income statement in the subsequent remaining vesting period of the relevant share options.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	Property, plant and equipment

	Buildings	Leasehold improvement	Office equipment, furniture and fixtures	Motor Vehicles	Tools and mould	Total
	US$	US$	US$	US$	US$	US$

Year ended 30th June 2007
Opening net book amount, as previously reported	364,440	531,064	362,449	11,467	-	1,269,420
Prior year adjustments	8,155	(141,580)	-	-	-	(133,425)
Reclassification	-	-	-	-	210,222	210,222

Opening net book amount, as restated	372,595	389,484	362,449	11,467	210,222	1,346,217
Exchange differences	12,691	11,382	7,618	350	5,053	37,094
Additions	-	278,704	472,196	-	353,689	1,104,589
Depreciation, as restated	(20,846)	(37,606)	(219,932)	(8,274)	(380,298)	(666,956)

Closing net book amount	364,440	641,964	622,331	3,543	188,666	1,820,944

At 30th June 2007
Cost	529,314	731,311	2,502,570	42,473	880,758	4,686,426
Accumulated depreciation, as restated	(164,874)	(89,347)	(1,880,239)	(38,930)	(692,092)	(2,865,482)

Net book amount	364,440	641,964	622,331	3,543	188,666	1,820,944

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	Property, plant and equipment (Continued)

	Buildings	Leasehold improvement	Office equipment, furniture and fixtures	Motor Vehicles	Tools and mould	Total
	US$	US$	US$	US$	US$	US$

Year ended 30th June 2008
Opening net book amount	364,440	641,964	622,331	3,543	188,666	1,820,944
Exchange differences	32,485	67,181	79,249	150	11,469	190,534
Additions	-	32,814	174,765	-	262,877	470,456
Disposals	-	(5,075)	(799)	-	(63,933)	(69,807)
Depreciation	(20,979)	(97,672)	(289,138)	(3,693)	(249,866)	(661,348)

Closing net book amount	375,946	639,212	586,408	-	149,213	1,750,779

At 30th June 2008
Cost	582,212	1,174,331	2,315,666	47,162	994,245	5,113,616
Accumulated depreciation	(206,266)	(535,119)	(1,729,258)	(47,162)	(845,032)	(3,362,837)

Net book amount	375,946	639,212	586,408	-	149,213	1,750,779

Depreciation expense of US$92,701 (2007: US$56,125) has been expensed in cost of sales, and US$568,647 (2007: US$610,831) in administrative expenses.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	Land use rights - Group

	2008	2007
	US$	US$

At 1 July	383,234	381,255
Exchange differences	44,739	18,456
Amortization	(22,212)	(16,477)

At 30 June	405,761	383,234

The Group’s interests in land use rights represented prepaid operating lease payments and their net book amounts are analysed as follows:

	2008	2007
	US$	US$

Outside Hong Kong, held on:
Leases between 10 and 50 years	405,761	383,234

7	Investment in an associate

	2008	2007
	US$	US$

At 1 July	73,825	208,988
Share of loss	(76,525)	(139,095)
Exchange difference	2,700	3,932

At 30 June	-	73,825

(i)	Particulars of the associate of the Group are as follows:

Name of associate	Place of incorporation and business	Principal activities	Issued and fully paid share capital	Effective shareholding held

Pericom Electronics (Hong Kong) Limited	Hong Kong	Investment holding	HK$4,460,000	40%

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	Investment in an associate (Continued)

(ii)	The Group’s share of the results of the associate, and its aggregated assets and liabilities are as follows:

	2008	2007	2006
	US$	US$	US$

Total assets	4,132	101,676	247,897
Total liabilities	4,132	27,851	(38,909)

Net assets	-	73,825	286,806

Revenue for the year	37,612	67,136	35,628
Loss for the year	(76,525)	(139,095)	(19,730)

8	Inventories

	2008	2007
	US$	US$

Raw material	1,190,857	719,086
Finished goods	574,811	757,005
Work in progress	43,807	152,251

	1,809,475	1,628,342

The cost of inventories recognised as expenses and included in the cost of sales amounted to US$5,839,113 (2007: US$5,143,078).

9	Other financial assets at fair value through profit or loss

	2008	2007
	US$	US$
		(Restated)

Marketable equity securities, at fair value	2,990,740	1,225,815
Marketable debt securities, at fair value	1,702,201	1,817,164
	4,692,941	3,042,979

Changes in fair values of other financial assets at fair value through profit or loss are recorded in the income statement.

The fair value of all equity and debt securities is based on their current bid prices in an active market.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	Trade and other receivables

	2008	2007
	US$	US$

Trade receivables	1,722,438	1,681,348
Other receivables and prepayments	347,593	387,137
	2,070,031	2,068,485

The carrying amounts of trade and other receivables and prepayments approximate their fair values.

Notes:

(a)
The Group normally grants credit terms to its customers ranging from 30 to 90 days. In certain circumstances, longer credit terms are given based on negotiated contract terms. Trade receivables that are less than three months past due are not considered impaired. As of 30 June 2008, trade receivables of approximately US$526,067 (2007: US$647,492) were past due but not impaired. These relate to a number of independent customers for whom there is no recent history of default. The Group’s approach of managing credit risk is disclosed in Note 3.  The aging analysis of trade receivables by past due date is as follows:

	2008	2007
	US$	US$

Not yet due	1,196,371	1,033,856
1 - 30 days	490,131	615,692
31 - 60 days	21,416	31,800
61 - 90 days	14,520	-
	1,722,438	1,681,348

(b)	The carrying amounts of trade and other receivables and prepayments are denominated in the following currencies:

	2008	2007
	US$	US$

US$	1,451,590	1,520,752
RMB	563,561	456,475
HK$	54,880	91,258
	2,070,031	2,068,485

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	Cash and cash equivalents

The carrying amounts of the cash and cash equivalents are denominated in the following currencies:

	2008	2007
	US$	US$

US$	4,922,538	6,271,975
RMB	3,805,427	1,913,760
HK$	29,473	204,224
	8,757,438	8,389,959

12	Share capital

The preferred share capital of the Company is as follows:

	Number of shares	Issued and fully paid
		US$

Series A preferred shares of US$ 0.5 each
Balance at 30 June 2007 and 2008	5,054,309	2,527,155

Series B preferred shares of US$ 1.1 each
Balance at 30 June 2007 and 2008	5,499,999	6,049,999

Series C preferred shares of US$ 1.667 each
Balance at 30 June 2007 and 2008	6,000,000	10,002,000

The Company is authorised to issue 50,000,000 shares divided into 30,000,000 common shares and 20,000,000 preferred shares with no par value and with one vote for each share. The preferred shares may be issued up to three series.  The first series shall be designated "Series A Preferred Shares" and shall consist of 6,000,000 authorised preferred shares. The second series shall be designated "Series B Preferred Shares" and shall consist of 7,000,000 authorised preferred shares.  The third series shall be designated "Series C Preferred shares" and shall consist of 7,000,000 authorised preferred shares.

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

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	Share capital (Continued)

In the event of any liquidation, or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common shares of the Company or the Series A Preferred Shares of the Company by reason of their ownership of such shares, an amount per share equal to the sum of US$1.10 plus all declared but unpaid dividends for each Series B Preferred Share then held by them.  If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series B Preferred Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed pari passu among the holders of Series B Preferred Shares in proportion to the full preferential amount each such holder is otherwise entitled to receive.  After the payment or setting apart of payment of the holders of Series B Preferred Shares of the full amounts to which they shall be entitled as aforesaid, the holders of the Series A Preferred Share and common shares shall be entitled to receive ratably on a per share basis all the remaining assets of the Company.

In the event of any liquidation, or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Series A Preferred Shares of the Company, the Series B Preferred Shares of the Company, and the common shares of the Company, by reason of their ownership of such shares, an amount per share equal to the sum of US$1.667 per share plus all declared but unpaid dividends for each Series C Preferred Share then held by them.  If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series C Preferred Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed in proportion to the full preferential amount each such holder is otherwise entitled to receive.  After the payment or setting apart of payment to the holders of Series C Preferred Shares of the full amounts to which they shall by entitled as aforesaid and for any preferential amounts payable to the holders of the Series B Preferred Shares and the Series A Preferred Shares, the holders of the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares and common share shall be entitled to receive ratably on a per share basis all the remaining asset of the Company.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	Trade payables

The carrying amounts of trade payables are denominated in the following currencies:

	2008	2007
	US$	US$

US$	155,800	2,991
RMB	542,642	569,057
	698,442	572,048

The carrying amounts of trade payables approximate their fair values.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	Share option

In 1994, the Group approved the establishment of the Pericom Technology Inc. 1994 Flexible Stock Incentive Plan (“1994 Plan”), under which stock options awards may be made to employees (including officers and directors who are employees) of the Group and its subsidiaries.  The 1994 Plan will remain effective unless terminated by the board of directors of the Company.

In 2006, the Group launched a new 2006 Stock Inventive Plan (“2006 Plan”). The maximum number of common stock which may be issued or delivered to which awards may be granted was 4,000,000 shares. The 2006 Plan grants share options to employees of the Group and 25% of the share options shall vest after twelve months of continuous employment of the employee, which thereafter, the employee would entitle to an additional of 1/48 of the share options after each month of employment.

No options will be exercisable more than 10 years from the date of grant. Options can be exercisable within 3 months of any termination of employment, including termination due to disability, death or normal retirement, but no later than the expiration date of the options.

Movements in the number of share options outstanding and their related weighted average exercise prices are as follows:

	2008		2007
	Average exercise price in US$ per share	Number of share options	Average exercise price in US$ per share	Number of share options

(1) Plan 1994
At 1 July	0.25	1,002,667	0.26	1,421,167
Granted	-	-	-	-
Forfeited	-	-	0.30	(299,291)
Exercised	0.13	(50,000)	0.30	(119,209)
Lapsed	-	-	-	-

At 30 June	0.25	952,667	0.25	1,002,667

(2) Plan 2006
At 1 July	0.30	322,744	-	-
Granted	0.40	100,000	0.30	346,768
Forfeited	0.30	(26,358)	0.30	(20,586)
Exercised	0.30	(28,650)	0.30	(3,438)
Lapsed	-	-	-	-

At 30 June	0.33	367,736	0.30	322,744

Out of the 1,320,403 outstanding options (2007: 1,325,411 options), 1,134,626 options (2007: 1,130,427 options) were exercisable.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	Share option (continued)

The fair value of the share option granted during the year was determined using the binomial valuation model. The significant inputs into the model were as follows:

Fair value per option	US$0.48
Initial underlying price	US$0.59
Exercise price per share	US$0.40
Volatility	66.68%
Maturity Date	10 years from Grant date
Annual dividend yield	0.00%
Risk-free interest rate	4.36%

The volatility is measured based on the return volatilities of certain benchmarked listed companies in Hong Kong within the same industry sector, which are selected based on criteria of positive earning in latest financial statement and at least 8 years of trading history to address the 10-year live of option.

15	Deferred income tax

Deferred income tax assets and liabilities are offset when there is a legally enforceable right to offset current tax assets against current tax liabilities and when the deferred income taxes relate to the same fiscal authority.

The movements of the deferred income tax assets and liabilities during the year are as follows:

	Accelerated tax depreciation	Tax losses	Total
	US$	US$	US$

At 1 July 2006	11,556	(11,556)	-
Charged/(credited) to the income statement	23,528	(23,528)	-

At 30 June 2007	35,084	(35,084)	-
Charged/(credited) to the income statement	(11,098)	11,098	-

At 30 June 2008	23,986	(23,986)	-

Deferred income tax assets are recognised for tax loss carry-forwards to the extent that the realisation of the related tax benefit through the future taxable profits is probable.  The Group did not recognise deferred income tax assets of US$1,207,406 (2007: US$915,583) in respect of losses amounting to US$7,301,000 (2007: US$5,550,000) that can be carried forward against future taxable income.

16	Revenue

Revenue represents income from sales of goods received or receivable.

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	Other income

	2008	2007	2006
	US$	US$	US$

Investment gains
- Gain on disposal of financial assets at fair value through profit or loss	113,964	39,986	181,774
- Fair value change in financial assets at fair value through profit or loss	(6,030)	(23,659)	-
Other income	143,364	410,357
Investment interest income			171,010
Bank interest income			16,192
Others			51,898
Exchange differences			83,899
	251,298	426,684	504,773

18	Finance income

	2008	2007	2006
	US$	US$	US$

Bank interest income	191,318	209,877	-

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19	Income tax expense

Hong Kong profits tax has not been provided for as the Group has no estimated assessable profit for the year (2007: Nil).  PRC enterprise income tax has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in PRC in which the Group operates.

The amount of taxation charged to the consolidated income statement represents:

	2008	2007	2006
	US$	US$	US$

PRC enterprise income tax
- Current	185,316	96,671	-
- Over-provision in prior year	(13,374)	-	-
Deferred income tax (note 15)	-	-	-
Income tax expense	171,942	96,671	-

The taxation on the Group’s profit before taxation differs from the theoretical amount that would arise using the Hong Kong profits tax rate as follows:

	2008	2007	2006
	US$	US$	US$

Profit before income tax	1,472,232	1,797,074	2,598,277
Adjust for: Share of losses of an associate	76,525	139,095	-
	1,548,757	1,936,169	2,598,277

Calculated at tax rate of 16.5% (2007, 2006: 17.5%)	255,545	338,830	454,698
Effect of different taxation rates in other countries	(236,411)	(129,110)	(89,218)
Income not subject to taxation	(139,096)	(400,767)	(94,777)
Expenses not deductible for taxation purposes	13,455	32,626	107,048
Over-provision in prior year	(13,374)	-	-
Tax losses not recognised	291,823	250,045	316,929
Utilization of tax loss not previously recognized	-	-	(694,680)
Temporary differences not recognised	-	5,047	-
Income tax expense	171,942	96,671	-

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Notes to the consolidated cash flow statement

(a)	Reconciliation of profit before taxation to cash generated from operations

	2008	2007	2006
	US$	US$	US$

Profit before taxation	1,472,232	1,797,074	2,598,277
Adjustments for:
- Fair value change in financial assets at fair value through profit or loss	6,030	23,659	-
- Depreciation of property, plant and equipment	661,348	666,956	214,682
- Gain on disposal of financial assets at fair value through profit or loss	(113,964)	(39,986)	(181,774)
- Loss on disposal of property, plant and equipment	69,807	-	-
- Amortisation of land use right	22,212	16,477	23,040
- Interest income	(191,318)	(209,877)	(187,202)
- Share of losses of an associate	76,525	139,095	19,730
- Share-based payments	43,261	119,885	24,558
- Exchange gain	-	-	(44,817)
- Allowances for inventories	-	-	600,557
- Unrealised loss on other investments	-	-	46,516
	2,046,133	2,513,283	3,113,567

Changes in working capital:
(Increase)/decrease in inventories	(181,133)	634,293	(1,061,627)
(Increase)/decrease in trade and other receivables and prepayments	(1,546)	1,190,188	(1,035,353)
Decrease in amount due from a related company	(69,651)	(28,281)	-
Increase in amount due to related company	4,159	-	-
Increase/(decrease) in trade and other payables	460,408	54,217	(88,941)
Cash generated from operations	2,258,370	4,363,700	927,646

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Notes to the consolidated cash flow statement (Continued)

(b)	Proceeds from disposal of property, plant and equipment

	2008	2007
	US$	US$

Net book amount	69,807	-
Loss on disposals of property, plant and equipment	(69,807)	-
Proceeds from disposals of property, plant and equipment	-	-

21	Operating lease commitments

As at 30 June 2008 and 2007, the Group had future aggregate minimum lease payments under non-cancellable operating leases as follows:

	2008	2007
	US$	US$

Within one year	86,920	158,302
Between one and five years	-	75,204
	86,920	233,506

22	Related party transactions

The major related parties that had transactions with the Group were as follows:

Name of related parties	Relationship with the Group

Pericom Semiconductor Corporation	Shareholder
eCera Com Tek	Related company
Pericom Taiwan Limited	Related company

PERICOM TECHNOLOGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22	Related party transactions (continued)

(a)	Transactions with related parties

The following transactions were carried out with related parties under the normal course of the Group’s business:

	2008	2007	2006
	US$	US$	US$

Sales of goods
- eCera Com Tek	735,115	294,138	-
- Pericom Semiconductor Corporation	17,515	115,857	120,825

Purchases of goods from Pericom Semiconductor Corporation	(753,877)	(746,835)	-

Service income from Pericom Semiconductor Corporation	-	20,000	33,333

Overhead recharges to Pericom Semiconductor Corporation	(74,494)	(179,764)	(83,799)

(b)	Year-end balances

	2008	2007
	US$	US$

Amount due from a related company
- eCera Com Tek	97,932	28,281

Amount due to a shareholder
- Pericom Semiconductor Corporation	(122,534)	(117,706)

Amount due to a related company
- Pericom Taiwan Limited	(4,159)	-

The amounts due from/ (to) related parties and a shareholder are unsecured, interest-free and repayable on demand.

As at 30 June 2007 and 2008, balances with eCera Com Tek and Pericom Semiconductor Corporation are denominated in US$ and balances with Pericom Taiwan Limited are denominated in New Taiwan dollars.

2.	Financial Statement Schedules

All schedules have been omitted as the required information is included in the financial statements filed herewith or notes thereto.

3.	See Item 15(b)

(b)	Exhibits

Exhibit Number	Description of Documents
23.1	Consent of PCP CPA Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	June 4, 2009

EXHIBIT 23.1

CONSENT OF PCP CPA LIMITED

We hereby consent to the incorporation of our report on the financial statements of Pericom Technology Inc. for the fiscal year ended June 30, 2006 appearing in this Form 10 K/A.

/s/ PCP CPA Limited PCP CPA Limited Certified Public Accountants
Hong Kong

May 20, 2009