Form 10-Q/A
period 2008-09-27
PERICOM SEMICONDUCTOR CORP
filed 2009-09-25
CIK 1001426

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

Explanatory Note

This Form 10-Q/A amends Pericom Semiconductor Corporation’s (the Company) quarterly report on Form 10-Q for the quarter ended September 27, 2008, which was originally filed on November 6, 2008 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly period ended September 27, 2008.

The Company is restating its previously filed financial statements and other financial information for the above referenced period to correct errors related to accounting for unrealized investment losses and errors in inventory. As a result of these errors, net revenues were overstated by $98,000, cost of goods sold were overstated by $109,000; gross profit and operating income were understated by $11,000 and net income was overstated by $264,000 for the quarter ended September 27, 2008, as previously reported.  In correcting these errors, earnings per share on a fully diluted basis decreased $0.01 per share to $0.14 for the quarter ended September 27, 2008.

Restated balances have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the fiscal 2009 condensed consolidated financial statements as reported prior to restatement for the correction of errors.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. However, the following items have been amended solely as a result of, and to reflect, the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31 and 32.

This amended report should be read in conjunction with the two other amended Forms 10-Q and the Form 10-K for our fiscal year ended June 27, 2009, being filed on or around the same date as this amended report.

Additional information concerning the restatement and related matters is contained in the following sections of the Form 10-K:  Part II, Item 9A, Controls and Procedures, and Part I, Item 1A, Risk Factors, "We and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, June 27, 2009.   There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock", and "Our finance department has undergone, and continues to undergo, significant changes."

Pericom Semiconductor Corporation

Form 10-Q/A for the Quarter Ended September 27, 2008

INDEX

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 27,	June 28,
	2008	2008
	(unaudited)	(1)
	(As Restated - See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$39,069	$41,646
Short-term investments in marketable securities	45,589	72,108
Accounts receivable:
Trade (net of allowances of $2,163 and $1,950)	32,397	29,002
Other receivables	1,817	1,684
Inventories	18,751	17,921
Prepaid expenses and other current assets	5,071	5,943
Deferred income taxes	3,996	3,344
Total current assets	146,690	171,648

Property, plant and equipment – net	28,751	29,173
Investments in unconsolidated affiliates	10,512	10,392
Deferred income taxes – non-current	4,554	4,543
Long-term investments in marketable securities	36,332	10,171
Goodwill	1,325	1,325
Intangible assets (net of accumulated amortization of $806 and $772)	1,090	1,140
Other assets	3,283	3,191
Total assets	$232,537	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,831	$13,431
Accrued liabilities	7,911	8,779
Total current liabilities	22,742	22,210

Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,163	1,118
Total liabilities	25,723	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 27, 2008, 25,562,000; June 28, 2008, 25,703,000.	130,580	132,028
Retained earnings	75,823	72,162
Accumulated other comprehensive income (loss), net of tax	411	3,265
Total shareholders’ equity	206,814	207,455
Total liabilities and shareholders' equity	$232,537	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007
	(As Restated - See Note 2)

Net revenues	$43,798	$38,468
Cost of revenues	27,805	24,467
Gross profit	15,993	14,001
Operating expenses:
Research and development	4,221	4,082
Selling, general and administrative	6,901	5,839
Total	11,122	9,921
Income from operations	4,871	4,080
Interest and other income, net	1,106	1,370
Other than temporary decline in value of investments	(458)	-
Income before income tax expense	5,519	5,450
Income tax expense	1,930	1,691
Minority interest in (income) loss of consolidated subsidiaries	(45)	3
Equity in net income of unconsolidated affiliates	117	121
Net income	$3,661	$3,883
Basic income per share	$0.14	$0.15
Diluted income per share	$0.14	$0.15
Shares used in computing basic income per share	25,679	25,745
Shares used in computing diluted income per share	26,239	26,379

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007
	(As Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,661	$3,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,964	1,178
Share-based compensation	795	508
Tax benefit related to share-based transactions	-	(34)
Excess tax benefit on share-based transactions	(58)	(55)
Other than temporary decline in value of investments	458	-
Gain on sale of investments	(25)	-
Gain on disposal of assets	-	(7)
Equity in net income of unconsolidated affiliates	(117)	(121)
Deferred taxes	(643)	(105)
Minority interest in consolidated subsidiary income (loss)	45	(3)
Changes in assets and liabilities:
Accounts receivable	(4,169)	(1,758)
Inventories	(1,028)	(1,271)
Prepaid expenses and other current assets	829	18
Other assets	(248)	(943)
Accounts payable	1,915	1,875
Other accrued liabilities	344	1,476
Other long term liabilities	-	(8)
Net cash provided by operating activities	3,723	4,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,468)	(1,439)
Purchase of available for sale investments	(29,458)	(63,888)
Maturities and sales of available for sale investments	28,470	42,453
Net cash used in investing activities	(3,456)	(22,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	426	667
Excess tax benefit on share-based compensation	58	55
Payments on debt	-	(98)
Repurchase of common stock	(2,668)	(4,958)
Net cash used in financing activities	(2,184)	(4,334)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(660)	212
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,577)	(22,363)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$39,069	$6,810

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2009, management and the Audit Committee of our Board of Directors had determined the Company’s financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 contained errors. As a result, the Audit Committee concluded that those Financial Statements should be restated and that investors should not rely upon those Financial Statements.

Correction of an error related to unrealized gains or losses of investments

A previously reported unrealized loss on an investment has been corrected to present it as an other-than-temporary decline in value of investments in the amount of $414,000 at September 27, 2008.

Correction of errors in accounting for inventory

Previously reported inventories net of reserves have been adjusted for an overstatement of reserves for certain leaded parts and oscillator products, thus increasing net inventory by $109,000 with a corresponding decrease in cost of revenues. In addition, previously reported inventories have been adjusted to correct an improperly recorded intercompany transaction, thus reducing inventory by $98,000 with a corresponding decrease in net revenue.

The following table presents the effect of the restatement on the consolidated balance sheet (in thousands):

	September 27, 2008
	(As previously
	Reported)	(Adjustments)	(As Restated)
ASSETS
Current Assets:
Cash & cash equivalents	$39,069	$-	$39,069
Short-term investments	45,589	-	45,589
Accounts receivable
Trade (net of allowances of $2,163)	32,397	-	32,397
Other receivables	1,817	-	1,817
Inventories	18,740	11	18,751
Prepaid expenses and other current assets	4,895	176	5,071
Deferred income taxes	3,996	-	3,996
Total current assets	146,503	187	146,690

Property and equipment, net	28,751	-	28,751
Investments in unconsolidated affiliates	10,512	-	10,512
Deferred income taxes-non current	4,554	-	4,554
Long-term investments in marketable securities	36,332	-	36,332
Goodwill	1,325	-	1,325
Intangible assets (net of accumulated amortization of $806)	1,090	-	1,090
Other assets	3,283	-	3,283
Total assets	$232,350	$187	$232,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,831	-	14,831
Accrued liabilities	7,874	37	7,911
Total current liabilities	22,705	37	22,742

Deferred tax liabilities	800	-	800
Income tax liability	1,018	-	1,018
Minority interest in consolidated subsidiaries	1,163	-	1,163
Total liabilities	25,686	37	25,723

Shareholders' equity:
Common stock	130,580	-	130,580
Retained earnings	76,087	(264)	75,823
Accumulated other comprehensive income (loss), net of tax	(3)	414	411
Total shareholders' equity	206,664	150	206,814
Total liabilities and shareholders' equity	$232,350	$187	$232,537

The following table presents the effect of the restatement on the consolidated statement of operations (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2008
	(As previously
	Reported)	(Adjustments)	(As Restated)

Net revenues	$43,896	$(98)	$43,798
Cost of revenues	27,914	(109)	27,805
Gross profit	15,982	11	15,993
Operating expenses:
Research and development	4,221	-	4,221
Selling, general and administrative	6,901	-	6,901
Total	11,122	-	11,122
Income from operations	4,860	11	4,871
Interest and other income	1,106	-	1,106
Other than temporary decline in value of investment	(44)	(414)	(458)
Income before income taxes	5,922	(403)	5,519
Income tax expense	2,069	(139)	1,930
Minority interest in income of consolidated subsidiaries	(45)	-	(45)
Equity in net income (loss) of unconsolidated affiliates	117	-	117
Net income	$3,925	(264)	$3,661
Basic income per share	$0.15	$(0.01)	$0.14
Diluted income per share	$0.15	$(0.01)	$0.14
Shares used in computing basic income per share	25,679		25,679
Shares used in computing diluted income per share	26,239		26,239

The following table presents the effect of the restatement on the consolidated statement of cash flows (in thousands):

	Three Months Ended
	September 27, 2008
	(As previously
	Reported)	(Adjustments)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,925	$(264)	$3,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,964	-	1,964
Stock based compensation	795	-	795
Tax benefit resulting from stock option transactions	-	-	-
Excess tax benefit resulting from stock option transactions	(58)	-	(58)
Other than temporary decline in the value of investments	44	414	458
Gain on sale of investments	(25)	-	(25)
(Gain) loss on disposal of assets	-	-	-
Equity in net income of unconsolidated affiliates	(117)	-	(117)
Minority interest in consolidated subsidiary’s net income (loss)	45	-	45
Deferred taxes	(643)	-	(643)
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	(4,169)	-	(4,169)
Inventories	(1,017)	(11)	(1,028)
Prepaid expenses and other current assets	1,005	(176)	829
Other assets	(248)	-	(248)
Accounts payable	1,915	-	1,915
Accrued liabilities	307	37	344
Other long term liabilities	-	-	-
Net cash provided by operating activities	3,723	-	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,468)	-	(2,468)
Purchase of available for sale investments	(29,458)	-	(29,458)
Maturities and sales of available for sale investments	28,470	-	28,470
Net cash used in investing activities	(3,456)	-	(3,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	426	-	426
Excess tax benefit on stock based compensation	58	-	58
Repurchase of common stock	(2,668)	-	(2,668)
Net cash provided by (used in) financing activities	(2,184)	-	(2,184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(660)	-	(660)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,577)	-	(2,577)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646		41,646
End of period	$39,069		$39,069

3. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following periods are composed of:

(in thousands)	September 27, 2008			June 28, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
eCERA customer relationships	$112	$(112)	$-	$117	$(111)	$6
eCERA trade name	41	(18)	23	43	(17)	26
Core developed technology	931	(582)	349	939	(566)	373
SaRonix supplier relationship	397	(94)	303	398	(78)	320
Total amortizable purchased intangible assets	1,481	(806)	675	1,497	(772)	725
SaRonix trade name	415	-	415	415	-	415
Total purchased intangible assets	$1,896	$(806)	$1,090	$1,912	$(772)	$1,140

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

Basic and diluted income per share for the three month periods ended September 27, 2008 and September 29, 2007 are computed as follows:

(in thousands, except per share data)	Three Months Ended
	September 27,
	2008	September 29,
	(As Restated)	2007

Net income	$3,661	$3,883
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,679	25,745

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,679	25,745
Assumed conversion of dilutive stock options and awards	600	634
Shares used in computing diluted earnings per share	26,239	26,379

Basic and diluted earnings per share	$0.14	$0.15

Options to purchase 1,828,185 and 2,676,189 shares of common stock and restricted stock units of 60,181 and 0 were outstanding as of September 27, 2008, and September 29, 2007 for the three months ended respectively, but not included in the computation of diluted earnings per share because the awards would be anti-dilutive.

5. INVENTORIES

Inventories consist of:

(in thousands)	September 27,	June 28,
	2008
	(As Restated)	2008

Raw materials	$7,866	$6,326
Work in process	5,204	4,472
Finished goods	5,681	7,123
	$18,751	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the upcoming twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. As of September 27, 2008, the Company had $4.3 million of written-off inventory as compared to $5.0 million at June 28, 2008. The Company attributes this reduction of approximately $0.7 million in written-off inventory between September 27, 2008 and June 28, 2008 to physically scrapping a portion as well as selling some of the previously written off inventory.

6. ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	September 27,	June 28,
	2008
	(As Restated)	2008

Accrued compensation	$5,700	$6,089
Other accrued expenses	2,211	2,690
	$7,911	$8,779

7. INDUSTRY AND SEGMENT INFORMATION

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

	Percentage of Net Revenues Three months ended
	September 27, 2008	September 29, 2007
Customer A	18%	14%
Customer B	14	7
Customer C	*	*
All others	68	79
	100%	100%

	Percentage of Trade Accounts Receivable
	September 27, 2008	June 28, 2008
Customer A	16%	16%
Customer B	*	*
Customer C	10	*
All others	74	84
	100%	100%

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

(in thousands)	Net Revenues
	September 27, 2008	September 29, 2007
	(As Restated)
China (including Hong Kong)	$15,433	$15,387
United States	2,504	3,847
Taiwan	18,323	11,156
Singapore	2,069	1,923
Others (less than 10% each)	5,469	6,155
Total net sales	$43,798	$38,468

(in thousands)	Total Long-Lived Assets
	September 27, 2008	June 28, 2008
China (including Hong Kong)	$522	$345
United States	5,071	6,622
Taiwan	21,723	23,402
Korea	1,011	856
Singapore	324	353
Others (less than 10% each)	100	60
Total long-lived assets	$28,751	$31,638

8. STOCK REPURCHASE PROGRAM

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

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

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

		Weighted	Aggregate
		Average Grant	Intrinsic Value
	Shares	Date Fair Value	(in thousands)
Non-vested share units at June 28, 2008	-	$-	$-
Granted	118,320	$15.06
Vested		$-	$-
Forfeited	(1,300)	$15.06
Non-vested share units at September 27, 2008	117,020		$1,360

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

Income Tax Expense

Income tax expense for the three months ended September 27, 2008 and September 29, 2007 was $1.9 million and $1.7 million, respectively, and was comprised of domestic, federal and state income tax, foreign income tax and withholding tax.

12. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

13. COMPREHENSIVE INCOME

Comprehensive income consists of changes in net income, net unrealized gains and losses on available-for-sale investments and changes in accumulated translation gains (losses) generated by the Company’s consolidated subsidiaries. The components of Comprehensive income net of related tax effects, are as follows:

(in thousands)	Three months ended
	September 27, 2008 (As Restated)	September 29, 2007
Net Income	$3,661	$3,883
Change in unrealized gain on investments, net	(937)	656
Change in translation gain, net	(1,917)	202
Comprehensive income	$807	$4,741

14. FAIR VALUE MEASUREMENTS

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

Pericom Semiconductor Corporation

The discussion below reflects the impact of our restatement as described in Note 2 of the Notes to the condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 27,	September 29,
	2008	2007
(unaudited)	(As Restated)
Net revenues	100.0%	100.0%
Cost of revenues	63.5%	63.6%
Gross profit	36.5%	36.4%
Operating expenses:
Research and development	9.6%	10.6%
Selling, general and administrative	15.8%	15.2%
Total	25.4%	25.8%

Income from operations	11.1%	10.6%
Interest and other income	2.5%	3.6%
Other than temporary decline in value of investment	(1.0)%	-%
Income before income taxes	12.6%	14.2%

Income taxes	4.4%	4.4%
Minority interest in (income) loss of consolidated subsidiaries	(0.1)%	—%
Equity in net income of investees	0.3%	0.3%

Net income	8.4%	10.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
	September 27,	September 29,	%
(in thousands, unaudited)	2008	2007	Change
	(As Restated)
Net revenues	$43,798	$38,468	13.9%
% of net sales accounted for by top 5 direct customers (1)	49.5%	36.3%
Number of direct customers that each account for more than 10% of net sales	2	1
% of net sales accounted for by top 5 end customers (2)	29.5%	22.2%
Number of end customers that each account for more than 10% of net sales	1	None

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased $5.3 million or 13.9% in the first quarter of fiscal 2009 versus the first quarter of fiscal 2008 primarily as the result of:
•	a 157.3% increase in the sales of connect IC products to $6.2 million, an increase of $3.8 million;
•	an increase of $2.9 million or 18.9% in sales of our FCP products to $18.2 million, and
•	an offsetting decline of sales in analog, digital switch, clock, and interface IC products to $19.4 million, for a $1.4 million sales decrease.

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

The following table sets forth net revenues by country as a percentage of total net revenues for the three month periods ended September 27, 2008 and September 29, 2007:

(in thousands, unaudited)	Three Months Ended
	September 27, 2008 (As Restated)	As a Percentage of Net Revenue	September 29, 2007	As a Percentage of Net Revenue
Net sales to countries:
China (including Hong Kong)	$15,433	35%	$15,387	40%
United States	2,504	6	3,847	10
Taiwan	18,323	42	11,156	29
Singapore	2,069	5	1,923	5
Others (less than 10% each)	5,469	12	6,155	16
Total net sales	$43,798	100%	$38,468	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008 (As Restated)	2007	Change

Net revenues	$43,798	$38,468	13.9%
Gross profit	15,993	14,001	14.2%
Gross profit as a percentage of net revenues (gross margin)	36.5%	36.4%

The absolute increase in gross profit for the three month period ended September 27, 2008 compared with the same period of the prior year was primarily due to rising sales of silicon connect IC products and to the consistency in sales of analog switches. Silicon connect IC products carried larger profit margins in the three month period ended September 27, 2008 as compared with the same period of the prior year. In addition, analog switches continue to carry above average margins over lower margin FCP products; however those margins have decreased in the three month period ended September 27, 2008 as compared with the same period of the prior year. Gross margin for the first fiscal quarter in fiscal 2009 increased slightly to 36.5% as compared with 36.4% for the first quarter of fiscal 2008.

With respect to the increase in gross profit in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 of $2.0 million, the increase is primarily the result of:
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

Research and Development

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008 (As Restated)	2007	Change

Net revenues	$43,798	$38,468	13.9%
Research and development	4,221	4,082	3.4%

R&D as a percentage of net revenues	9.6%	10.6%

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008 (As Restated)	2007	Change

Net revenues	$43,798	$38,468	13.9%
Selling, general and administration	6,901	5,839	18.2%

SG&A as a percentage of net revenues	15.8%	15.2%

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

Interest and Other Income, net

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008 (As Restated)	2007	Change

Interest and other income, net	$1,106	$1,370	(19.3)%

Net interest and other income declined 19.3% for the three months ended September 27, 2008 as compared with the same period of the prior year primarily due to a $528,000 reduction in the interest earned on investments in marketable securities and cash and cash equivalents balances offset by a $319,000 exchange gain primarily due to the U.S. Dollar strengthening against the New Taiwan Dollar.

Income Tax Expense

	Three Months Ended
(In thousands, unaudited)	September 27,	September 29,	%
	2008 (As Restated)	2007	Change

Income before income tax expense	$5,519	$5,450	1.3%
Income tax	1,930	1,691	14.1%

Effective tax rate	35.0%	31.0%

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

The Company’s net cash provided by operating activities of $3.7 million for the three months ended September 27, 2008 was primarily the result of net income of $3.7 million and non-cash expenses of $2.0 million depreciation and amortization, $795,000 share-based compensation expense and $458,000 of other than temporary decline in value of investments, which was partially offset by a $643,000 increase in net deferred taxes and $117,000 equity in the net income of unconsolidated affiliates. Additional contributions to cash included a $1.9 million increase in accounts payable, a $344,000 increase in other accrued liabilities and an $829,000 decrease in prepaid and other current assets. Partially offsetting these were a $4.2 million increase in accounts receivable, a $1.0 million increase in inventory and a $248,000 increase in other assets. The Company’s net cash provided by operating activities was $4.6 million in the three months ended September 29, 2007.

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

The Company’s contractual obligations and commitments at September 27, 2008 are as follows:

(in thousands)	Payments Due by Period
	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	There- after
Operating leases and operating expense commitments	$6,068	$1,355	$2,214	$2,216	$283
Capital equipment purchase commitments	$3,421	$3,421	$1,003	-	-
Total	$9,489	$4,776	$3,217	$2,216	$283

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

Adoption of New Pronouncements

In May 2008, the Company adopted Statement of Financial Accounting Standards, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial positon or results of operation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 was originally filed, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.

In connection with the restatement discussed above in Note 2 to our consolidated financial statements in Item 1 of this amended report, our management, with the participation of our principal executive officer and principal financial officer reevaluated our disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures were not effective as of September 27, 2008.

Notwithstanding the material weaknesses that existed at September 27, 2008, management believes, based on its knowledge, that our restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.

Material Weakness

In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of September 27, 2008:

•
The Company concluded that certain controls over period-end inventory accounting did not operate with sufficient precision. Misstatements were detected relating to inventory valuation and inventory reserves.

•
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. As a result, the Company concluded that controls over the financial statement close process related to account reconciliations and analyses, including investment accounts, accounts receivable reserves, inventories, accounts payable and accrued liabilities, were not effective.

As a result of these misstatements, we have concluded that we did not maintain effective controls as of September 27, 2008 over financial reporting. Our processes, procedures and controls were not effective to ensure that the these amounts were accurately reflected in our consolidated financial statements as of and for the period ended September 27, 2008 as previously reported. This control deficiency resulted in the restatement of our September 27, 2008 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of September 27, 2008, constitutes a material weakness.

We intend to remediate these material weaknesses by making a number of improvements to our finance department, including the implementation of improved processes and systems, as well as additions to and upgrades of key finance personnel. We also plan to review our training and oversight policies and re-examine our documentation and review procedures as soon as is reasonably practical. We also intend to engage the help of outside consultants to revamp the processes in the cost module of the ERP system. We may also consider implementing other remediation measures.

Changes in Internal Control Over Financial Reporting

Other than as noted above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

The following table describes the shares repurchased under the authorizations described above on a month by month basis during the fiscal first quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

				63,124 shares plus
August 28, 2008 - August 29, 2008	76,066	$13.72	1,936,876	$30.0 million
September 3, 2008 - September 10, 2008	123,934	$13.11	2,060,810	$29.2 million
	200,000	$13.34	2,060,810	$29.2 million

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation (Registrant)

Date: September 25, 2009	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer