Form 10-K
period 2009-06-27
PERICOM SEMICONDUCTOR CORP
filed 2009-09-25
CIK 1001426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 27, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission File Number 0-27026
Pericom Semiconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3545 North First Street
San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:   (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Yes           ☐        No       ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 26, 2008 as reported by the NASDAQ Stock Market was approximately $129,046,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 23, 2009 the Registrant had outstanding 25,515,297 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 11, 2009, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 27, 2009

INDEX

PART I

EXPLANATORY NOTE

As used in this Form 10K, the term “fiscal 2009” refers to our fiscal year ended June 27, 2009, the term “fiscal 2008” refers to our fiscal year ended June 28, 2008 and the term “fiscal 2007” refers to our fiscal year ended June 30, 2007.

ITEM 1.  BUSINESS

Pericom Semiconductor Corporation (the “Company” or “Pericom” or “we”) designs, develops and markets high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today's advanced electronic systems.  Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems.  Our FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products.  Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

INDUSTRY BACKGROUND – OVERVIEW

Electronic systems and subsystems create the fabric that increasingly supports everyday modern life as evidenced by the continued growth of the personal computer, mobile communications, networking and consumer electronics markets.  Systems characterized by ever-improving performance, flexibility, reliability and multi-functionality, as well as decreasing size, weight and power consumption have driven the growth of these markets.  IC advancements through improvements in semiconductor technology have contributed significantly to the increased performance of, and demand for, electronic systems and to the increasing proportion of IC cost as a portion of overall system cost.  This technological progress occurs at an accelerated pace, while at the same time, the cost of electronic systems continues to decline.

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

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second.  The problems associated with signal quality that must be addressed by the connectivity IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals.  The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation - such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference or ‘EMI’ - must be minimal.  In short, high-speed signal integrity is essential for state-of-the-art electronic systems to function reliably and cost effectively.  Our signal conditioning technology and resulting products address these critical issues, and support the major serial high-speed protocols including Gigabit Ethernet, PCI Express, High Definition Multimedia Interface (HDMI), Universal Serial Bus (USB), Serial Advanced Technology Architecture (SATA), serial attached SCSI (SAS) and DisplayPort (DP). SCSI stands for Small Computer System Interface, referred to and pronounced “skuzzy”. Pericom refers to its signal conditioning products as ‘ReDrivers™’.

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

In server applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility.  All major server OEM’s have adopted PCI Express.  PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gigabit Ethernet and SAS.

In high-bandwidth systems data transfer needs to be synchronized, creating a high demand for timing products.  Our clocks and FCPs provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches.  As systems continue to grow in processing power and complexity, the demand for these products will accelerate.  The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth serial connectivity systems.

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

OUR STRATEGY

As a leading supplier of high-performance IC and FCP products, we enable serial connectivity with solutions for the computing, communications and consumer market segments. With our analog, digital and mixed-signal ICs, along with FCPs, our complete solutions support the timing, switching, bridging and conditioning of high-speed signals in today’s ever-increasing speed-and-bandwidth-demanding applications.

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

Customer Focus:

Our customer strategy is to use a superior level of responsiveness and proprietary solutions to support customer needs and sell a wider range of products to our existing customers, as well as targeted new customers.  Key elements of our customer strategy include:

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

For FCPs, our strategy is to further our leadership in high-frequency, superior-performance, low-jitter timing products by combining our industry-unique crystal-and-silicon design capabilities. In addition, we address the growing needs of very small size surface mount crystals and crystal oscillators for the growing wireless and other portable consumer markets. Our integrated FCP design capability provides advanced timing solutions for our target market segments.  By leveraging internal proprietary IC designs in digital, analog and mixed-signal functionality, we add specialized features and optimize costs.  Working closely with historical manufacturing partners while developing new ones, we will continue to advance proprietary process techniques and capabilities required to complement new technology products.

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

For FCPs, our vertically integrated Asian design and manufacturing subsidiary, Saronix-eCERA Corporation (“SRe”), provides a significant competitive advantage through a highly efficient design and volume crystal manufacturing process, in combination with strict quality standards and low-cost labor.  We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. Our FCP factory is located in Chungli (Taiwan), and a new FCP factory is nearing completion in Jinan, located in Shandong Province of People’s Republic of China (PRC).

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

In fiscal 2009, IC product revenues were $76.0 million or 59.1% of the $128.6 million in total revenues, with the balance of $52.6 million from FCP product revenues. In fiscal 2008, IC product revenues were $96.6 million or 59.0% of the $163.7 million in total revenues, with the balance of $67.1 million the result of FCP product revenues. In fiscal 2007, IC product revenues were $72.7 million or 59.0% of the $123.4 million in total revenues, with the balance of $50.7 million attributable to FCP product revenues..

SiliconConnect™ Family

Our SiliconConnect family offers the highest level of complexity and integration among our products.  It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, as well as our legacy family of LVDS high-speed differential drivers, receivers and transceivers.  In fiscal 2009, we had overall growth of 80% in the revenues attributable to the SiliconConnect family, mainly from PCI/PCI-X bridge products, and our new PCIe product family.

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

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI.  PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology.  All market segment applications are adopting PCIe and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches. Building on the introduction of our 3rd generation of PCIe bridge and packet switch products in fiscal 2008, in fiscal 2009 Pericom  introduced  our 4th generation of PCIe bridge and packet switch products which are being adopted into volume platform applications in networking, PC Peripherals, server, and embedded market segments . This unique product family expands upon some of the lowest power, smallest footprint PCIe switching and bridging products in the industry.

LVDS:

We offer a comprehensive low-voltage differential signaling (“LVDS”) product portfolio of legacy products that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters.  This legacy LVDS standard offers a number of improvements over the older emitter-coupled logic (“ECL”) and pseudo emitter-coupled logic (“PECL”) in applications requiring lower power consumption and noise.

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

ReDrivers/Signal Conditioners:

With the adaptation of the latest generation of high-speed PCIe serial, switched architecture at 5.0 Gbps rates, systems designers are confronted with challenges associated with maintaining clean eye-pattern signal integrity at the receiver end points.  The signal attenuation loss increases in almost an exponential form as trace lengths increase in a signal path using high-speed differential signaling.  Our ReDriver family of products boost signals by combining programmable equalization and de-emphasis techniques at the transmit and receive points, respectively, on a signal path to ensure good signal integrity at the end points.

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS and XAUI for applications including servers, storage and notebook/docking stations.  Systems designers benefit from our ReDriver products in another way:  they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2009, we received PCISIG certification for its PCIe Gen2 (5Gb/s) ReDriver products, introduced in fiscal 2008. Pericom’s PCIe Gen2 and SATA ReDrivers were designed into many customer platforms across server, storage, PC, and networking market segments, as the adoption rate of PCIe Gen2 and SATA for both internal and external signal routing applications increased in fiscal 2009.

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including voltage controlled crystal oscillators (“VCXO”) with integrated Phase Locked Loop (“PLL”) clock generators, clock buffers, zero-delay clock drivers, frequency synthesizers, spread-spectrum clock generators and programmable clock products for a wide range of microprocessor systems, as well as a number of ASSP markets like multi-function printers, registered memory modules, storage area networks, servers, networking, set-top boxes and digital television. In fiscal 2009, Pericom launched a family of clock and oscillator products specifically designed to support the rollout of PCI Express Gen2 (5.0Gb/s), SATA 3.0 (6 Gb/s), and other new high speed protocols. These new high speed protocols require extremely low jitter clock reference sources, and Pericom has the technology to provide such high performance timing products.

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

Voltage Controlled Crystal Oscillators:

 We offer a family of VCXO IC products targeted at the set-top box, digital video recorder (“DVR”), digital TV (“DTV”), surveillance equipment and networking markets.  Our VCXO products feature low phase noise, high-frequency capabilities, wide pull range, and different output standard levels.  These products also leverage customizable bases that include on-board PLLs and inter-integrated circuit (“I2C”) interfaces for rapid prototyping.  Our VCXO products use our own SRe crystals to guarantee optimum performance. For the networking markets, our VCXO jitter cleaner product is used to provide a clean recovered clock source.

Clock Frequency Synthesizers:

Clock frequency synthesizers generate various output frequencies using a single input frequency source and provide critical timing signals to microprocessors, memory and peripheral functions.  Our clock synthesizers support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications.  For computing applications, we provide PCIe clock synthesizers for server, notebook and desktop PC applications.  For high-performance networking and storage applications, we have high-frequency clock synthesizers targeted up to 300MHz with very low jitter.  For emerging networking and consumer platforms with PCIe interface, we provide PCIe 2.0 compliant clock generator/buffers. For consumer applications such as digital TV and digital set-top boxes, we have developed a line of high-performance audio and video clocks.  For GPS applications, we have developed low power clock generators to supply a clock reference for processor, real-time clock and other peripheral interface circuits. We have also developed spread-spectrum clock generators used for reducing Electro Magnetic Interference (“EMI”) in graphics and video applications.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our ICs with SRe quartz to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complimentary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications.  The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits.  These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), Serial Attached SCSI (“SAS”) and Passive Optical Network (“PON”).

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Echostar
Intel	Tellabs	Primary Technology
Lenovo	Polycom	Pace
Hewlett Packard	Huawei	Amtran
Wistron	Dell	LGE
Asustek	Avaya	Proview
Gigabyte	Alcatel-Lucent	Hikvision
Micro Star	Zhongxing Telecom (ZTE)	Toshiba
Samsung	Huawei-3Com
Acer	Motorola
Apple

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
AzureWave Technologies	LG Electronics	Solectron
Nettech Technology	Samsung	Celestica
Alpha Networks	Even	SCI-Sanmina
2 Wire	Panasonic	Flextronics
Cameo Communications	Inventec Appliance	Jabil
TP-LINK
Askey

Peripherals	Storage
Hewlett Packard	JMSH International Corp.
Konica-Minolta	Brocade
Lexmark	M&J Technologies
Xerox	USI
EFI	Hitachi
Western Digital

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

In fiscal 2009, our direct sales to Avnet and Techmosa, two Asian distributors, accounted for approximately 18% and 14% of net revenues, respectively, and direct sales to our top five customers accounted for approximately 51% of net revenues.  One end-user customer accounted for approximately 11% of net revenues in the fiscal year ended June 27, 2009.

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

We continue to expect a small number of customers to account for a large portion of our net revenues. See Item 1A “Risk Factors; Factors That May Affect Operating Results – The demand for our products depends on the growth of our end users’ markets” and “Risk Factors; Factors That May Affect Operating Results – A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time” of this Annual Report on Form 10-K.

Contract manufacturers are important customers for us as systems designers in our target markets continue to outsource portions of their manufacturing.  In addition, these contract manufacturers continue to play a vital role in determining which vendors' products are incorporated into new designs.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs.  To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response.  This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells.  We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries.  Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling.  The United States Patent and Trademark Office has granted us 110 U.S. patents and we have 12 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function.  This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization.  Sales to domestic and international distributors represented 56% of our net revenues in fiscal 2009, 49% of our net revenues in fiscal 2008, and 40% of our net revenues in fiscal 2007.  Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics.  Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore) and Techmosa (Taiwan).

We have three regional sales offices in the United States, as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom.  International sales comprised approximately 92% of our net revenues in fiscal 2009, 91% of our net revenues in fiscal 2008, and 87% of our net revenues in fiscal 2007.  For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2009, 2008 and 2007 – Net Revenues” in Item 7 of this Annual Report on this Form 10-K.  We also support field sales design-in and training activities with application engineers.  Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

To manufacture FCPs SRe, our Asian subsidiary, has established relationships with selected Asian factories, the primary ones of which are Yantai Dynamic in Yantai, China and Zhejiang East Crystal in Zhejiang, China as well as factories in Taiwan and Japan.  We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market.

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sized surface mount ceramic packages, SRe has “state of the art” high volume production lines in its Taiwan facility capable of manufacturing FCPs with tight specifications to competitively support the most popular high volume target industries including telecommunications, medical, computing and security as well as other commercial sectors.  SRe is ISO9000 certified and in December of 2005 received TS16949 certification, which allows us access into the Automotive FCP market.  To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners.  New relationships and the expansion of our capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market.  We have an operations department based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality.  After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

We are also nearing completion of a new FCP factory, in which we invested $21.5 million through the year ended June 27, 2009. The factory is in the Jinan Development Zone in Shandong Province. It is expected that our total investment will increase to approximately $35 million over the next year. We have land use rights for 12 acres, and the factory is designed for 13 surface mount device (SMD) production lines. Phase I consists of an administration building, workers dormitory and fabrication plant, and is scheduled for completion early in fiscal 2010, with production expected to commence in the second quarter of fiscal 2010.

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

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor International, Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., NXP, Tundra Semiconductor Corp., Parade Technologies, PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba.  Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do.  We also compete with other major or emerging companies that sell products to certain segments of our markets.  Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.  We also face competition from the makers of ASICs and other system devices.  These devices may include interface logic functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron International, Inc., Connor Winfield Ltd., Fox Electronics, Ecliptek Corporation, Mtron PTI, Epson Toyocom Corporation, Kyocera Kinseki Corporation, Daishinku Corporation and Nihon Dempa Kogyo Company, Ltd.  A second group of competitors in China primarily pursues the lower end of the FCP market with limited technical content products.  However, they do have some sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position.  Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products.  We have IC design centers located in San Jose, California, Hong Kong and Taiwan and we develop FCP products in San Jose, California and in Taiwan.  Research and development expenses were $16.7 million in fiscal 2009, $17.2 million in fiscal 2008, and $16.0 million in fiscal 2007.  Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 110 patents covering certain aspects of our product designs, with various expiration dates through September 2025, and we have 12 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 27, 2009, we had 724 full-time employees, including 100 in sales, marketing and customer support, 346 in manufacturing, assembly and testing, 142 in engineering and 136 in finance and administration, including information systems and quality assurance.  We have never had a work stoppage and no labor organization represents any of our employees.  We consider our employee relations to be good.

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

ITEM 1A.  RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock.  This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, the estimate of the increases in selling, general and administrative expenses in the first quarter of fiscal year 2010 and future selling, general and administrative expenses in general, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the implementation of advanced process technologies; our tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our future investment in the Jinan Hi-Tech Industries Development Zone; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions and assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Our continued success depends in large part on the continued growth of markets for the products into which our ICs and FCPs are incorporated.  These markets include the following:

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The recent financial disruption affecting the banking system, investment banks, insurance companies and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In addition to the potential impact on our marketable securities portfolio, there could be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results, and indeed the credit crisis led to a worldwide economic slowdown which significantly impacted our results in fiscal 2009. Credit crises may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. Volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.

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

We and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, June 27, 2009.  There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under SEC rules, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures.

In our annual reports on Form 10-K for the years ended June 30, 2007, and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We had since remediated those deficiencies and continued to spend time and resources in an effort to maintain compliance with the requirements to maintain internal control over financial reporting.

However, as reported in Item 9A of this report, Pericom had additional material weaknesses in internal control over financial reporting as of June 27, 2009, and management and our independent registered public accounting firm determined that as of June 27, 2009, our internal control over financial reporting was not effective.  As a result, we also concluded that our disclosure controls and procedures were not effective as of June 27, 2009, or as of the end of the first three fiscal quarters of 2009.

The errors described in Item 9A resulted in the restatement of our financial results for the periods covered by the Forms 10-Q for the first three fiscal quarters of FY 2009, which restated results are set forth in amended Forms 10-Q for each of these periods.  Please refer to Item 9A of this report for a discussion of the material weaknesses.

Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters.

Although we have renewed our efforts to maintain effective internal control in financial reporting as described in Item 9A, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences if our future internal control over financial reporting and disclosure controls and procedures are not effective.

Our finance department has undergone, and continues to undergo, significant changes.

The Company has recently undergone significant turnover of personnel in the finance department, including in significant positions.  The Company is in the process of implementing changes in its finance department, including but not limited to adding support staff in different departments or through outside contractors, enhancing training in certain areas, and formalizing related structures and processes. There can be no assurance that these changes will sufficiently improve the Company's finance functions, or that the finance personnel turnover the Company has experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 110 patents covering certain aspects of our product designs and have 12 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications, and currently they can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products, and as technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have just completed construction of the initial phase of a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and starting up a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years.  In general we expect this to continue for the forseeable future.  During the fiscal year ended June 27, 2009, we had two Asian distributors that individually accounted for 18% and 14% of our net revenues.  We had one Asian distributor that individually accounted for 14% of our net revenues during the fiscal year ended June 28, 2008.   We had one Asian distributor that individually accounted for 13% of our net revenues during the fiscal year ended June 30, 2007.  As a percentage of net revenues, sales to our top five direct customers totaled 51% in the fiscal year ended June 27, 2009, 40% in the fiscal year ended June 28, 2008 and 35% in the fiscal year ended June 30, 2007.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time.  Our distributors typically offer competing products in addition to ours.  For the fiscal year ended June 27, 2009, sales to our distributors were approximately 56% of net revenues as compared to approximately 49% of net revenues in the fiscal year ended June 28, 2008, and 40% for the fiscal year ended June 30, 2007.  The increase in the percentage of sales to our distributors as compared with the prior periods was due to the increase in the percentage of sales to Asian distributor customers.  The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In fiscal year 2009, we generated approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States.  In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States.  We expect that export sales will continue to represent a significant portion of net revenues.  We intend to continue the expansion of our sales efforts outside the United States.  This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons, which can affect not only foundries we rely upon but also our SaRonix-eCERA subsidiary. If a major earthquake, typhoon or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We lease approximately 76,145 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located.  We have a lease agreement covering this property through December 2013.  The agreement contains renewal options.  We also own, through our SRe subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet.  Our PTL subsidiary owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 3,000 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we are building a factory in the Jinan Development Zone in Shandong Province, China for the development and manufacture of frequency control products, and we have land use rights in that zone for 12 acres. Phase I of the project consists of an administrative building, a workers dormitory, and a fabrication plant. The three buildings will total approximately 344,000 square feet and are scheduled for completion late in calendar year 2009. We also have leased or rented a North American sales office located in Illinois as well as international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom.  We believe our current facilities are adequate to support our needs through the end of fiscal 2010.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM.  Prior to that date, there was no public market for the common stock.  We have not paid cash dividends and have no present plans to do so.  It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans.  The following table sets forth, for the periods indicated, the high and low closing prices of the common stock on the NASDAQ Stock Market.  As of June 30, 2009, we had 39 holders of record of our common stock. Holders of record do not include share owners whose shares are in broker or other nominee accounts.  During fiscal year 2009, we did not sell any unregistered securities.

	Close
	High	Low
Fiscal year ended June 28, 2008

First Quarter	$12.01	$9.85

Second Quarter	19.05	11.29

Third Quarter	18.70	11.80

Fourth Quarter	19.31	14.48

Fiscal year ended June 27, 2009

First Quarter	$15.92	$11.19

Second Quarter	10.50	4.89

Third Quarter	8.19	5.21

Fourth Quarter	9.80	7.28

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

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  During the year ended June 27, 2009, under the 2007 authority the Company repurchased approximately 139,000 shares for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares under the 2007 authority at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased approximately 573,000 shares in the year ended June 27, 2009 for an aggregate cost of $3.5 million. During the year ended June 27, 2009, the repurchases totaled approximately 712,000 shares at an aggregate cost of $5.4 million. During the year ended June 28, 2008, the Company repurchased approximately 1,559,000 shares for an aggregate cost of $20.1 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

The Company did not repurchase any of its common stock during the fourth quarter of the fiscal year ended June 27, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The consolidated statements of operations data for each of the years in the three-year period ended June 27, 2009 and the consolidated balance sheets data as of June 27, 2009, and June 28, 2008 are derived from, and are qualified by reference to, the consolidated financial statements included herein.  We derived the consolidated statements of operations data for the years ended July 1, 2006 and July 2, 2005 and the consolidated balance sheets data as of June 30, 2007, July 1, 2006 and July 2, 2005 from audited financial statements not included herein.  The fiscal year ending July 2, 2005 contained 53 weeks and all other years contained 52 weeks.  On September 7, 2005, we purchased a 99.9% share in eCERA Comtek Corporation (“eCERA”) and on March 6, 2006 completed the acquisition of AZER Crystal Technology Co., Ltd. (“AZER”). The results of operations for both eCERA and AZER from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 27,	June 28,	June 30,	July 1,	July 2,
	2009	2008	2007	2006 (2)	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$128,645	$163,744	$123,370	$105,878	$79,557
Cost of revenues	85,514	103,638	80,557	69,374	50,764
Gross profit	43,131	60,106	42,813	36,504	28,793
Operating expenses:
Research and development	16,697	17,159	16,021	15,492	15,767
Selling, general and administrative	22,833	23,624	21,878	18,490	15,538
Restructuring charge	584	—	—	55	294
Total operating expenses	40,114	40,783	37,899	34,037	31,599
Income (loss) from operations	3,017	19,323	4,914	2,467	(2,806)
Interest and other income, net	5,613	5,513	6,460	3,875	3,783
Interest expense	(65)	(12)	(130)	(342)	(22)
Other-than-temporary decline in value of investments	(506)	(76)	(6)	(64)	(105)
Income before income taxes	8,059	24,748	11,238	5,936	850
Income tax provision	2,209	8,221	2,985	1,852	27
Minority interest in (income) loss of consolidated subsidiaries	(114)	(116)	(33)	99	58
Equity in net income of unconsolidated affiliates	351	602	407	1,796	46
Net income	$6,087	$17,013	$8,627	$5,979	$927
Basic earnings per share	$0.24	$0.66	$0.33	$0.23	$0.04
Diluted earnings per share	$0.24	$0.64	$0.32	$0.22	$0.03
Shares used in computing basic earnings per share (1)	25,417	25,737	26,058	26,254	26,476
Shares used in computing diluted earnings per share (1)	25,626	26,611	26,669	26,994	27,188

	June 27,	June 28,	June 30,	July 1,	July 2,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$135,376	$149,438	$89,135	$88,119	$159,488
Total assets	246,058	231,583	214,235	213,686	193,995
Long-term obligations	7,848	1,918	2,094	6,141	464
Shareholders’ equity	212,208	207,455	190,478	184,111	181,162

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.
(2)	On September 7, 2005, the Company acquired eCERA and on March 6, 2006 completed the acquisition of AZER.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act if 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding projections of earnings, statements regarding the future results of SRe, revenues, future research and development expenses, the estimate of the increase in selling, general and administrative expenses in the first quarter of fiscal 2010 and future selling, general and administrative expenses in general, other expenses, gross margins or other financial items; plans and objectives of management for future operations; the implementation of advanced process technologies; future purchases of capital equipment; future expenditures; potential acquisitions; proposed new products or services and their development schedule; our future investment in the Jinan Hi-Tech Industries Development Zone; industry, technological or market trends, our ability to address the need for application specific logic products; our ability to respond rapidly to customer needs; expanding product sales; future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Some of the factors that could cause our actual results to differ materially are set forth herein in Item 1A, Risk Factors, of this report and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

CONTROL DEFICIENCIES

We restated Pericom’s consolidated financial statements for its first, second and third fiscal quarters ended September 27, 2008, December 27, 2008, and March 28, 2009, and are filing amended Forms 10-Q for those periods reflecting the restated information.  As a result of the errors leading to the restatement, we have concluded in Item 9A of this report that our internal control over financial reporting as of our fiscal 2009 year end at June 27, 2009, was not effective.  We also concluded that our disclosure controls and procedures as of that date, and as of the end of those three quarterly periods, were not effective.  Information concerning the restatement is contained in the following sections of this report and should be read in conjunction with the information reported under this Item 7:  Part II, Item 9A, Controls and Procedures, and Part I, Item 1A, Risk Factors, “We and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, June 27, 2009. There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.” And “Our finance department has undergone, and continues to undergo, significant changes.”

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

Generally, the Company meets these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time.  In addition, the Company estimates and records provisions for future returns and other charges against revenue at the time of shipment.

For some of our products, notably our FCPs that we manufacture in Taiwan, we recognize revenue upon delivery for Taiwan sales and for foreign sales, 3 days after shipment.  Our sales terms for FCP are usually FOB shipping point and we use Federal Express (“FedEx”) for all of our deliveries.  FedEx delivers shipments within one day to Taiwanese customers and within 3 days for customers outside of Taiwan.

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

We grant price protection solely at the discretion of our management.  The purpose of price protection is to reduce our distributors’ cost of inventory as market prices fall, which reduces our SSD rates.  Our sales management team prepares price protection proposals for individual products located at individual distributors.  Our general management reviews these proposals and if a particular price protection arrangement is approved, we estimate the dollar impact based on the book price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory.  We record a sales reserve in that period for the estimated amount at the time revenue is recognized. Reserves for price protection were increased approximately $1.4 million in 2009, an amount well above normal reserve increases which average approximately $100,000 annually. This reflects the economic conditions and competitive situations that we faced in fiscal 2009.

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

SHORT- AND LONG-TERM INVESTMENTS.  Our policy is to invest excess funds in instruments with investment grade credit ratings.  We classify our investments as “available-for-sale”, “trading” or “held-to-maturity”.  Further, we classify our trading securities as current assets and our available-for-sale securities as either current or non-current based on the specific attributes of each security.  We recognize unrealized gains and losses in our trading securities in current earnings, and unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity.  We report our trading and available-for-sale securities at their fair values.  We evaluate our available-for-sale securities for impairment quarterly.  We recognize impairment losses on other than temporary declines in the value of investments in our consolidated statement of operations in the period in which we discover the impairment.

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

INVENTORIES.  For our IC and certain FCP products we record inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value.  We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period.  The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We determined that no impairment of our indefinite-lived intangible assets existed at June 27, 2009.  We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired.  We determined that no impairment of these other definite-lived intangible assets existed at June 27, 2009.

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

•
in fiscal 2008, a total of 25 new products across our Timing, Signal Conditioning, and Connectivity product areas, including industry first Signal Conditioning products specifically designed to meet the stringent specifications of the new, high speed PCI Express Gen2 (5Gb/s), and SATA2/SAS (3Gb/s) protocols, products which have become ‘enabling’ technology by allowing system designers to maintain critical signal integrity within next generation platforms; industry first Display Port switches and level shifters, which help enable adoption of the new protocol; in the area of PCI Express, the industry’s first PCIe bridge and packet switch products in low cost, small size BGA and QFP packages, which help enable the use of PCI Express in volume platforms such as notebook, docking station, digital TV, and multi-function SOHO printers (MFP); and  new Timing products including industry first extremely low jitter clock oscillators specifically designed for the new PCI Express Gen2 specification; and

•
in fiscal 2009, Pericom introduced a total of 40 new products across our Timing, Signal Conditioning, and Connectivity product areas, including industry leading or industry first product introductions:

•
Eight new Timing products including one Jitter Cleaner product,  four clock generators/buffers for PCIe, Networking and Ultramobility applications, and three multi-product families of oscillators – the  M , XP, and FD series. The XP oscillators are an industry first hybrid technology providing a high performance, high frequency timing reference for SAS2.0, GPON, 10 Gigabit Ethernet Serial connectivity standards, while the FD series oscillators provide a very low jitter, low power, small size solution for hard disk drive and wireless applications.

•
Eight new Signal Conditioning products including SATA, Display Port, SAS, and PCIe Gen2 –including  an industry first PCISIG compliant PCIe 2.0 (5Gb/s) ReDriver, an industry first eSATA 3.0 (6Gb/s) ReDriver, and a first to market Display Port ReDriver.

•
Twenty-four new Connectivity products,  including USB, Display Port, PCIe, HDMI, Ethernet, and LVDS switches, and  PCIe bridges and packet switches  – including the industry’s smallest low power PCIe packet switch.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product.  Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products.  In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies. There can be no assurance that we will be successful in these efforts. Magnachip and Chartered manufactured approximately 80 to 90% of the wafers for our semiconductor products in fiscal years 2009, 2008 and 2007, with the balance coming from between three and six other suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	66.5	63.3	65.3
Gross margin	33.5	36.7	34.7
Operating expenses:
Research and development	13.0	10.5	13.0
Selling, general and administrative	17.7	14.4	17.7
Restructuring charge	0.5	-	-
Total operating expenses	31.2	24.9	30.7
Income from operations	2.3	11.8	4.0
Interest and other income, net	4.4	3.3	5.2
Interese expense	-	-	(0.1)
Other than temporary decline in value of investment	(0.4)	-	(0.0)
Income before income taxes	6.3	15.1	9.1
Income tax provision	1.7	5.0	2.4
Minority interest in (income) loss of consolidated subsidiaries	(0.1)	(0.1)	-
Equity in net income of unconsolidated affiliates	0.3	0.4	0.3
Net income	4.7%	10.4%	7.0%

COMPARISON OF FISCAL 2009, 2008 AND 2007

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Net revenues	$128,645	$163,744	-21.4%	$163,744	$123,370	32.7%
Percentage of net revenues accounted for by top 5 direct customers (1)	50.5%	40.1%		40.1%	34.9%

Number of direct customers that each account for more than 10% of net revenues	2	1		1	1

Percentage of net revenues accounted for by top 5 end customers (2)	27.8%	21.3%		21.3%	22.9%

Number of end customers that each account for more than 10% of net revenues	1	-		-	-

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

Our order backlog stood at $16.4 million as of June 27, 2009 and $25.9 million as of June 28, 2008.  We expect to fulfill most of our backlogged orders as of June 27, 2009 within the first quarter of fiscal 2010.  We remain heavily reliant on orders that book and ship in the same quarter (“turns” orders).  Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue decreased $35.1 million or 21.4% in fiscal 2009 versus 2008 primarily as the result of:
•	A 28.6% decrease in the sales of analog switch products to $31.2 million, a decrease of $12.5 million;
•	a decrease of $14.6 million or 21.7% in sales of our FCP product family to $52.6 million; and
•	sales decreases in digital switch, interface and clock IC products, which combined for a $15.5 million sales decrease, partially offset by
•	a $7.5 million increase in connect IC products to $18.8 million.
These sales increases and decreases are primarily the result of changes in unit sales volumes of existing products as well as the introduction and sale of new products.

For the years ended June 27, 2009 and June 28, 2008, net revenue was reduced by sales reserves for price protection and rebates in the amount of $1.5 million and $223,000, respectively. The increased reserves were a consequence of the economic downturn and customers increasingly demanding price concessions.

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
These sales increases are the result primarily of increased unit sales volumes of existing products as well as the introduction and sale of new products.

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

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007:

	Years Ended
	June 27,	June 28,	June 30,
(in thousands)	2009	2008	2007
Net sales to countries:
Taiwan	43.5%	31.8%	23.7%
China (including Hong Kong)	33.5%	38.5%	39.1%
United States	7.7%	8.9%	13.0%
Singapore	3.0%	4.9%	6.5%
Others (less than 10% each)	12.3%	15.9%	17.7%
Total net sales	100.0%	100.0%	100.0%

Over the past three years, sales to Taiwan and China have increased, from 62.8% of total net sales in the year ended June 30, 2007, to 70.3% in the year ended June 28, 2008, to 77.0% in the year ended June 27, 2009. This shift reflects both SRe’s operations and  manufacturing migration to Asia.  SRe derives its revenue primarily from customers in Taiwan and China.  In addition, we are shipping an increasing number of products to Asia, especially Taiwan and China, where an increasing volume of contract manufacturing work occurs.  We expect our future sales to continue to grow, as a percentage of net revenues, in Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to decline, as they have during fiscal 2009 and 2008.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Net revenues	$128,645	$163,744	-21.4%	$163,744	$123,370	32.7%
Gross profit	43,131	60,106	-28.2%	60,106	42,813	40.4%
Gross profit percentage	33.5%	36.7%		36.7%	34.7%

The $17.0 million decrease in gross profit in fiscal 2009 versus fiscal 2008 was primarily due to:
•	Sales declines in all lines except Connect IC, resulting in a $19.0 million reduction in gross profit;
•	reduced margins in all lines as a result of competitive markets and underutilized capacity, reducing gross profit by approximately $4.1 million, partially offset by
•	sales growth in Connect IC, which increased gross profit by approximately $4.3 million.

With respect to the increase in gross profit in fiscal 2008 as compared to fiscal 2007 of $17.3 million, the increase is the result of:
•	Sales growth in analog switches, which generated $8.5 million increased gross profit;
•	increased sales of the FCP product family, which contributed $4.7 million of additional gross profit; and
•	improved margins in IC products, which added $3.9 million gross profit.

During fiscal years 2009, 2008 and 2007, gross profits and gross margins benefited from the sale of inventory, previously valued at $108,000, $354,000 and $497,000, respectively, that we had previously identified as excess and written off.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Net revenues	$128,645	$163,744	-21.4%	$163,744	$123,370	32.7%
Research and development	16,697	17,159	-2.7%	17,159	16,021	7.1%
R&D as a percentage of net revenues	13.0%	10.5%		10.5%	13.0%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The $462,000 expense decrease for fiscal 2009 as compared with fiscal 2008 is attributable primarily to decreases of $587,000 in compensation-related expenses including those for stock compensation, with the savings primarily in mandatory shutdown days and reduced bonus accruals, and decreases of $121,000 in use of outside design consultants, partially offset by increased expenditures of $106,000 for engineering masks and $113,000 for software maintenance.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Net revenues	$128,645	$163,744	-21.4%	$163,744	$123,370	32.7%
Selling, general and administrative	22,833	23,624	-3.3%	23,624	21,878	8.0%
SG&A as a percentage of net revenues	17.7%	14.4%		14.4%	17.7%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $791,000 expense decrease for fiscal 2009 as compared with fiscal 2008 is attributable primarily to decreases of $443,000 in product sample and mailing expenses, $206,000 in outside sales rep commissions, $133,000 in travel and entertainment expenses and $94,000 in temporary labor, partially offset by increases of $310,000 in compensation-related expenses, primarily higher salaries and wages and stock compensation expenses.

The $1.7 million expense increase for fiscal 2008 as compared to fiscal 2007 is primarily attributable to increased personnel expense of $842,000, increased share-based compensation expense of $290,000, increased product sample and mailing expenses of $318,000, and an increase of $152,000 in recruiting expenditures.

Our selling, general and administrative expenses are expected to increase significantly in the first fiscal quarter of fiscal year 2010 due to an estimated $1.1 million to $1.3 million of accounting, legal and other costs related to the delayed filing of this report, the restatement and other matters described in Item 9A of this report. We further anticipate that selling, general and administrative expenses will increase in future periods as we add to our support and administrative staff, particularly in sales and marketing, and as we face increasing commission expense to the extent we achieve higher sales levels.  In addition, we believe continuing compliance with Sarbanes-Oxley section 404 and remediation of our material weaknesses will be a significant expense.  We intend to continue to focus on controlling selling, general and administrative expenses.

RESTRUCTURING CHARGE

In fiscal 2009, the Company instituted a restructuring plan to align its costs with prevailing market conditions. As part of the restructuring plan, the Company reduced its workforce by 61 employees, with 26 in operations, 17 in research and development, 11 in sales and marketing, and 7 in general and administration. The Company incurred $584,000 of restructuring charges in the year ended June 27, 2009, as compared with none in the year ended June 28, 2008. At June 27, 2009, $547,000 of the $584,000 had been paid with the balance expected to be paid over the next six months. The plan was implemented over the second and third quarters of fiscal 2009, with full savings benefits of approximately $900,000 per quarter realized beginning in the fourth quarter. The benefits arose from reduced salaries and wages, commissions and bonus, and travel and entertainment expenses, and were predominantly realized in operating expenses. These benefits are expected to continue into fiscal 2010, although we expect that they will eventually be eroded as the economy recovers and we anticipate we may require additional resources to meet increasing demand.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Net revenues	$128,645	$163,744	-21.4%	$163,744	$123,370	32.7%

Interest income	5,553	5,940	-6.5%	5,940	5,371	10.6%
Other income (expense)	60	(427)	n/m (1)	(427)	1,089	n/m (1)
Total interest and other income, net	$5,613	$5,513		$5,513	$6,460
Interest and other income, net as a
percentage of net revenues	4.4%	3.4%		3.4%	5.2%

(1)	“n/m” means not meaningful.

The decrease in interest income for fiscal 2009, as compared to fiscal 2008, was primarily the result of an approximately 19% reduction on average in the amount of short-and long-term investments in marketable securities in 2009 as compared with 2008, partially offset by a $1.1 million increase in realized gains from the sale of investment securities. Other income (expense) for fiscal 2009 and 2008 primarily result from an exchange rate gain and loss, respectively.

The increase in interest income for fiscal 2008, as compared to fiscal 2007, was primarily the result of $644,000 in realized gains from the sale of investment securities.  Other income (expense) for fiscal 2008 primarily results from an exchange rate loss as the U.S. dollar weakened approximately 7% against the New Taiwan Dollar, while in fiscal 2007 other income benefited from the gain of $1.0 million resulting from the sale of 50% of an investment in a privately held semiconductor company.

INTEREST EXPENSE

Interest expense increased to $65,000 in fiscal 2009 from $12,000 in fiscal 2008 as the Company’s PTL subsidiary acquired its headquarters building with mortgage financing. Interest expense was reduced to $12,000 in fiscal 2008 from $130,000 in fiscal 2007 as outstanding debt was retired in the first half of the 2008 fiscal year.

OTHER THAN TEMPORARY DECLINE IN VALUE OF INVESTMENT

Other than temporary decline in value of investment increased to $506,000 in fiscal 2009 from $76,000 in fiscal 2008 primarily because of a $414,000 decline in the value of an investment security. The $414,000 charge was for an other-than-temporary impairment of a marketable debt security held in our short-term investment portfolio. This resulted from the issuing company filing for Chapter 11 bankruptcy protection. The Company’s investment guidelines require a diversified portfolio of investment grade instruments, and it is unlikely that any future impairments would be material to the Company’s liquidity and financial position.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Pre-tax income	$8,059	$24,748	-67.4%	$24,748	$11,238	120.2%
Income tax provision	2,209	8,221	-73.1%	8,221	2,985	175.4%
Effective tax rate	27.4%	33.2%		33.2%	26.6%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2009 decreased from fiscal 2008 primarily due to reduced state income taxes, net of federal benefit, reduced foreign income and withholding taxes and increased research and development tax credits. The effective tax rate for fiscal 2008 increased from fiscal 2007 primarily due to increased state income taxes, net of federal benefit, reduced research and development tax credits and unfavorable change in the valuation allowance.  A reconciliation of our tax rates for fiscal years 2009, 2008 and 2007 is detailed in Note 18 to the Consolidated Financial Statements contained in this report on Form 10-K.

MINORITY INTEREST

For the year ended June 27, 2009, net minority interest in income of our consolidated subsidiaries, PTL and SRe, was $114,000. We acquired the minority interest of PTL during the year. For the years ended June 28, 2008 and June 30, 2007, net minority interest in income of PTL and SRe was $116,000 and $33,000, respectively.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES

	Fiscal Year Ended			Fiscal Year Ended
	June 27,	June 28,	%	June 28,	June 30,	%
(In thousands)	2009	2008	Change	2008	2007	Change
Equity in net income of PTI	$301	$274	9.9%	$274	$477	(42.6)%
Equity in net income of JCP	50	360	(86.1)%	360	33	990.9%
Equity in net losses of other investees	-	(32)	100.0%	(32)	(103)	68.9%
Total	$351	$602	(41.7)%	$602	$407	47.9%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong.  Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries.  We account for our investment in PTI using the equity method of accounting.  We have invested in PTI using several different transactions over a period of years.  Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted.  When PTI began showing gains, we recouped our losses against each of the rounds. During fiscal 2007, 2008 and most of 2009 we accounted for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock, but in the fourth quarter we reverted to using our overall 43.06% ownership position as the Series A investment recovery was completed, thus completing the recuperation of all previously recorded losses. Our allocated portion of PTI’s results increased to income of $301,000 in fiscal 2009 as compared with $274,000 in fiscal 2008, and $477,000 in fiscal 2007.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For fiscal 2009, the Company’s allocated portion of JCP’s results was income of $50,000, as compared with $360,000 and $33,000 for fiscal 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2009, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $124.6 million, as compared with $123.9 million as of June 28, 2008 and $131.0 million as of June 30, 2007. In fiscal 2009, 2008 and 2007, we made no acquisitions of other companies.

As of June 27, 2009, we owned assets classified as cash and cash equivalents of $37.3 million as compared to $41.6 million as of June 28, 2008 and $29.2 million as of June 30, 2007.  The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.  Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries (“fabs”).  During the 2009 fiscal year, we purchased $26.9 million of property and equipment as compared to $10.0 million and $6.0 million in fiscal 2008 and 2007, respectively.  The increase in capital expenditures for property and equipment in fiscal 2009 compared with fiscal 2008 reflected primarily the expenditure of $21.5 million for the construction of a new facility in Jinan, People’s Republic of China, for the manufacture of FCP products. The increase in capital expenditures for property and equipment in fiscal 2008 compared with fiscal 2007 reflected an increase to $6.4 million from $1.5 million at SRe to expand capacity through the addition of four surface mount device (SMD) production lines, offset in part by a slight reduction to $3.6 million from $4.2 million in the U.S.

We generated approximately $5.6 million of interest and other income, net during the fiscal year ended June 27, 2009 compared to $5.5 million and $6.5 million in the fiscal years ended June 28, 2008 and June 30, 2007, respectively. The decrease in interest and other income in fiscal 2008 as compared with fiscal 2007 was primarily the result of a $1.0 million gain from the sale of 50% of an investment in a privately held semiconductor company in fiscal 2007. In the longer term, we may generate less interest income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2009, our net cash provided by operating activities of $31.8 million was the result of net income of $6.1 million plus $9.8 million in net favorable adjustments to net income, plus favorable changes in assets and liabilities of $15.9 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $7.8 million, stock based compensation of $3.6 million, other-than-temporary investment impairments of $506,000 and stock compensation tax benefit of $403,000, partially offset by $1.8 million of realized gain on investments, $439,000 in deferred taxes and $351,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $4.9 million decrease in accounts receivable, a $1.1 million decrease in net inventory, a $3.8 million decrease in prepaids and other current assets, and a $7.6 million increase in accrued liabilities, partially offset by a $1.9 million decrease in accounts payable. It should be noted that fiscal 2009 was a year with sales revenues 21% lower than in fiscal 2008, and this resulted in cash being generated from reductions in working capital. This process can be expected to reverse if sales increase in future years.

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

In fiscal 2009, we used cash in our investing activities of $34.6 million, which was primarily the result of purchases of property and equipment of $26.9 million, purchases of short-term investments exceeding maturities by $3.1 million, increase in restricted cash of $3.2 million and the acquisition of the minority interest in PTL for $1.3 million.  Of the purchases of property and equipment, $21.5 million was incurred in the construction and outfitting of our new FCP plant in Jinan, China. Commitments for additional capital expenditures for the completion of this plant were approximately $16.4 million at the end of fiscal 2009, with nearly all of the expenditures to be made in fiscal 2010.

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

In fiscal 2009, we used cash in financing activities of $1.0 million to repurchase common stock for $5.5 million, partially offset by $2.7 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan and $1.7 million of proceeds from mortgage financing at our PTL subsidiary.

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

In 2001, our Board of Directors approved the repurchase of up to 2.0 million shares of our common stock. The repurchases may be made from time to time in the open market or through private transactions at the discretion of Company management. In fiscal 2007, we repurchased 628,000 shares for $6.0 million, and this completed the 2001 authorized 2.0 million share repurchase at a total cost of approximately $17.8 million.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock. Pursuant to the 2007 Board of Directors’ approval, we repurchased approximately 1.6 million shares during fiscal 2008 at an approximate cost of $20.1 million, and 302,000 shares during fiscal 2007, at an approximate cost of $3.1 million.

 On April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. During the year ended June 27, 2009, under the 2007 authority the Company repurchased approximately 139,000 shares for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares under the 2007 authority at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased approximately 573,000 shares in the year ended June 27, 2009 for an aggregate cost of $3.5 million. During the year ended June 27, 2009, the repurchases totaled 712,000 shares at an aggregate cost of $5.4 million.

In January 2008, we initiated a project to build a factory in China for the development and manufacture of frequency control products (FCPs). The factory is located in the Jinan Development Zone in Shandong Province. It is expected that our total investment will be approximately $35 million over the next two years, of which $21.5 million was spent in fiscal 2009. We have land use rights for 12 acres, and the factory is being designed for 13 surface mount device (SMD) production lines. Phase I consists of an administration building, workers dormitory and fabrication plant, and is scheduled for completion in the second quarter of fiscal 2010. We have established PSE Technology (Shandong) Corporation (“PSE”) in China to develop and operate the factory. PSE is a subsidiary of Pericom Asia Ltd. (“PAL”), a wholly-owned Hong Kong subsidiary of Pericom.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 27, 2009:

	Payments Due by Period
(in thousands)		Less than	1-3	3-5
Contractual obligation	Total	1 Year	Years	Years	Thereafter
Operating leases and operating expense commitments	$5,520	$1,422	$2,416	$1,682	$-
Capital equipment purchase commitments	16,381	15,534	847	-	-
Mortgage loan	1,964	89	307	301	1,267
Total contractual cash obligations	$23,865	$17,045	$3,570	$1,983	$1,267

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of June 27, 2009. The capital equipment purchase commitments are associated with the construction of our factory in China for the development and manufacture of frequency control products (FCPs). The mortgage loan  is at the Company’s subsidiary PTL, who took out a 15-year $1.7 million mortgage to acquire its building in December 2008, and the related commitment may fluctuate based on changes in interest rates.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 27, 2009, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than operating leases on our buildings and the commitment for capital expenditures in Jinan.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through September 25, 2009. During the period from June 28, 2009 to September 25, 2009, the Company did not have any material recognizable subsequent events.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation. 46(R). In general, SFAS 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 167 will have a material impact on our financial condition, results of operations or cash flows.

 In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

 In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). FSP SFAS 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP SFAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) (FSP SFAS 115-2) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. FSP SFAS 115-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

On March 29, 2009 the Company adopted FSP SFAS 107-1, FSP SFAS 157-4 and FSP SFAS 115-2. The adoption of these standards had no significant impact on our financial position, results of operations or cash flows.

In June 2009 the FASB issued SFAS 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification (ASC) as the sole source for all authoritative guidance. The Codification will be effective for all reporting periods that end after September 15, 2009, which means it will be effective for our fiscal year beginning June 28, 2009. We expect that the adoption of this standard will have no significant impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective November 15, 2008. The adoption of  SFAS 162 did not have an impact on the Company’s consolidated financial position or results of operation.

 In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 141(R).

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 27, 2009, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, of $87.3 million (see Note 1 of Notes to Financial Statements).  These securities are subject to interest rate risk and will decline in value if market interest rates increase.  We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates.  We do not expect such a scenario to occur.  For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 2009, such as from 4.5% to 5.0%, the decline in the fair value of the portfolio would be approximately $7.9 million.  On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar and the Japanese Yen.  The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary.  A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $177,000 as those monetary assets are converted to cash.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corp. for the years ended June 27, 2009, June 28, 2008 and June 30, 2007 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 27, 2009	90

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of June 27,  2009.   Based on their evaluation, and the matters described under "Discussion of Control Deficiencies" below, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 27, 2009, for the purposes set forth in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2009.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).

Based on this evaluation, the Company’s management concluded that, as of June 27, 2009, our internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

Burr, Pilger & Mayer LLP, our independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness  of the Company’s internal control over financial reporting, concluding that our internal control over financial reporting was not effective as of the evaluation date, which is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes during the Company’s fiscal quarter ended June 27, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Discussion of Control Deficiencies

Background

In a press release dated August 5, 2009, and Form 8-K filed on August 7, 2009, we reported that the Chairman of the Audit Committee of our Board of Directors determined that Pericom will restate the company’s consolidated financial statements for its quarters ended September 27, 2008, December 27, 2008, and March 28, 2009, and the financial information for those periods included in Forms 10-Q filed and prior press releases issued by Pericom for the relevant periods should not be relied upon.  We also reported that Pericom was undertaking a review of accounting matters relating to the first three fiscal quarters of fiscal 2009.   At that time, we identified two errors in the course of the review:

•
For 2009 Q1, Pericom did not record a decline in value of $414,000 on its income statement relating to an obligation owed by Lehman Brothers Holdings after Lehman filed for bankruptcy on September 15, 2008.  Pericom’s internal accounting review failed to conclude that this impairment was other-than-temporary and to include this impairment in the income statement for 2009 Q1.

•
For 2009 Q2, in connection with the conversion of Pericom’s enterprise resource planning software, there was an inadvertent misclassification of cost data.  This misclassification led to an understatement of cost of goods sold by $772,000.  This error was not quantified or identified until balance sheet reconciliations with subledgers became available and were completed after 2009 Q3 results were reported.

During the course of the Audit Committee review described below, we also identified errors relating to inventory valuation and inventory reserves.

On September 11, 2009, we filed a Form 12b-25 with the SEC indicating that we expected to file our Form 10-K for the fiscal year ended June 27, 2009, within 15 calendar days after its due date as a result of the previously announced review of accounting matters relating to the first three fiscal quarters of fiscal 2009 and the additional time required to complete the financial restatements for those periods, as well as finalization of the results for the full year.

Audit Committee Review

The Audit Committee engaged independent legal counsel to assist it in reviewing issues relating to the Company’s third quarter accounting, and to do so in light of the issues described in the August 5, 2009 press release and Form 8-K filed on August 7, 2009.  This review was completed on September 22, 2009.  The Audit Committee concluded that the Company’s finance function needed substantial improvement, and that accounting errors were made during the first, second and third quarters of fiscal 2009, but that none of the errors reflected intentional misconduct by management or accounting personnel.  The Audit Committee has recommended a number of improvements to Pericom’s finance department, including the implementation of improved processes and systems, as well as additions to and upgrades of key finance personnel.

Summary of Restatement

All applicable financial information included in this report gives effect to the restatement described herein. Accordingly, the financial statements or information for the relevant periods covered by  the Form 10-Qs for the first three quarters of fiscal year 2009 or included in announcements prior to our press release dated August 5, 2009, should not be relied upon. We are filing Form 10-Q/A for each of the first three quarters of fiscal 2009 which give effect to the restatement described above. In those amended reports, we also concluded that our disclosure controls and procedures were not effective as of the end of those fiscal quarters.

Material Weaknesses

In connection with the matters described above, our Company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of June 27, 2009:

•
The Company concluded that certain controls over period-end inventory accounting did not operate with sufficient precision. Misstatements were detected relating to inventory valuation and inventory reserves. In addition, the Company’s new enterprise resource planning (“ERP”) system, which was implemented in the second quarter of fiscal 2009, contained programming errors that caused certain inventory items to be incorrectly valued.

•
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. As a result, the Company concluded that controls over the financial statement close process related to account reconciliations and analyses, including investment accounts, accounts receivable reserves, inventories, accounts payable and accrued liabilities, were not effective.  As a result, a large volume of adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with generally accepted accounting principles.

The above material weaknesses contributed to the restatement of the Company’s quarterly condensed consolidated financial statements during each of the first three quarterly periods in the fiscal year ended June 27, 2009 as well as adjustments in several accounts as part of the audit process for the fiscal year ended June 27, 2009.

Under SEC rules, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.  OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•
The Company concluded that certain controls over period-end inventory accounting did not operate with sufficient precision. Misstatements were detected relating to inventory valuation and inventory reserves. In addition, the Company’s new enterprise resource planning (“ERP”) system, which was implemented in the second quarter of fiscal 2009, contained programming errors that caused certain inventory items to be incorrectly valued.

•
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. As a result, the Company concluded that controls over the financial statement close process related to account reconciliations and analyses, including investment accounts, accounts receivable reserves, inventories, accounts payable and accrued liabilities, were not effective.  As a result, a large volume of adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with generally accepted accounting principles.

The above material weaknesses contributed to the restatement of the Company’s quarterly condensed consolidated financial statements during each of the first three quarterly periods in the fiscal year ended June 27, 2009 as well as adjustments in several accounts as part of the audit process for the fiscal year ended June 27, 2009.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pericom Semiconductor Corporation did not maintain effective internal control over financial reporting as of June 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 27, 2009, and the related financial statement schedule and our report dated September 25, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger & Mayer LLP

San Jose, California
September 25, 2009

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the section captioned “Proposal No.1 Election of Directors” and “Directors and Executive Officers of the Registrant” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 11, 2009, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” to be contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 27, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Option plans	3,714,239	$14.04	3,541,865
Employee stock purchase plan	—		363,905
Equity compensation plans not approved by shareholders:
SaRonix Inducement options (1)	40,741	$10.00	—
Total	3,754,980	$14.00	3,905,770

(1)	Represents options granted to former employees of SaRonix, LLC.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” and “Proposal No. 1 Election of Directors” to be contained in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections captioned “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Proxy Statements.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 of this annual report on Form 10-K.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit	Description

3.1	Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
3.2
Amended and Restated Bylaws of the Company (as amended by an amendment adopted on October 31, 2007), filed as Exhibit 3.1 to the Company’s  Quarterly Report on Form 10-Q for the quarter ended December 29, 2007, and incorporated herein by reference.

3.3
Certificate of Determination of the Series D Junior Participating Preferred Shares, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

4.1
Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A. dated as of March 6, 2002, including Form of Right Certificate attached thereto as Exhibit B, filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A filed March 14, 2002, and incorporated herein by reference.

10.1*
Pericom’s 1990 Stock Option Plan, including Form of Agreement thereunder, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.

10.2*
Pericom’s 1995 Stock Option Plan, including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.

10.3*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.
10.4
Pericom Technology Agreement, dated March 17, 1995 by and between the Company and Pericom Technology Inc., filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.

10.5*
Pericom’s 2000 Employee Stock Purchase Plan, including Forms of Agreement thereunder, filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000, and incorporated herein by reference.

10.6*
Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, and incorporated herein by reference.

10.7
Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Company as Tenant, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, and incorporated herein by reference.

10.8*	Amended and Restated 2001 Stock Incentive Plan and form of agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.
10.9**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K/A filed May 5, 2008, and incorporated herein by reference.

10.10*
Forms of restricted stock award agreements under Pericom 2001 and 2004 stock incentive plans, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

10.11*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2008, and incorporated herein by reference.
10.12*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 23, 2008, and incorporated herein by reference.
14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended June 26, 2004 and incorporated herein by reference.
21.1	Subsidiaries of Pericom Semiconductor Corporation
23.1	Consent of Burr, Pilger & Mayer LLP Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
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

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 27, 2009 and June 28, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 27, 2009.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 27, 2009 and June 28, 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2009 expressed an adverse opinion thereon.

/s/ Burr Pilger & Mayer LLP

San Jose, California
September 25, 2009

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27,	June 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$37,321	$41,646
Restricted cash	3,200	-
Short-term investments in marketable securities	75,471	72,108
Accounts receivable:
Trade (net of allowances of $2,163 and $1,950)	22,875	29,002
Other receivables	1,663	1,684
Inventories	16,340	17,921
Prepaid expenses and other current assets	2,075	5,943
Deferred income taxes	2,433	3,344
Total current assets	161,378	171,648

Property, plant and equipment – net	47,238	29,173
Investments in unconsolidated affiliates	10,826	10,392
Deferred income taxes – non current	4,657	4,543
Long-term investments in marketable securities	11,780	10,171
Goodwill	1,673	1,325
Intangible assets (net of accumulated amortization of $1,031 and $772)	1,764	1,140
Other assets	6,742	3,191
Total assets	$246,058	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,824	$13,431
Accrued liabilities	15,118	8,779
Current portion of long-term debt	60	-
Total current liabilities	26,002	22,210

Long-term debt	1,610	-
Industrial development subsidy	3,718	-
Deferred tax liabilities	-	800
Other long-term liabilities	1,287	-
Minority interest in consolidated subsidiaries	1,233	1,118
Total liabilities	33,850	24,128

Commitments (Note 12)
Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 27, 2009, 25,462,000; at June 28, 2008, 25,703,000	133,162	132,028
Retained earnings	78,249	72,162
Accumulated other comprehensive income, net of tax	797	3,265
Total shareholders’ equity	212,208	207,455
Total liabilities and shareholders' equity	$246,058	$231,583

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Net revenues	$128,645	$163,744	$123,370
Cost of revenues	85,514	103,638	80,557
Gross profit	43,131	60,106	42,813
Operating expenses:
Research and development	16,697	17,159	16,021
Selling, general and administrative	22,833	23,624	21,878
Restructuring	584	-	-
Total	40,114	40,783	37,899
Income from operations	3,017	19,323	4,914
Interest and other income, net	5,613	5,513	6,460
Interest expense	(65)	(12)	(130)
Other than temporary decline in value of investment	(506)	(76)	(6)
Income before income tax expense	8,059	24,748	11,238
Income tax expense	2,209	8,221	2,985
Minority interest in income of consolidated subsidiaries	(114)	(116)	(33)
Equity in net income of unconsolidated affiliates	351	602	407
Net income	$6,087	$17,013	$8,627
Basic earnings per share	$0.24	$0.66	$0.33
Diluted earnings per share	$0.24	$0.64	$0.32
Shares used in computing basic earnings per share	25,417	25,737	26,058
Shares used in computing diluted earnings per share	25,626	26,611	26,669

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
BALANCES, July 1, 2006	26,061	$138,483	$46,522	$(894)	$184,111
Net income	—	—	8,627	—	8,627
Change in unrealized gain (loss) on investments, net	—	—	—	624	624
Currency translation adjustment	—	—	—	(288)	(288)
Total comprehensive income					8,963
Issuance of common stock under employee stock plans	707	4,145	—	—	4,145
Stock based compensation expense	—	2,119	—	—	2,119
Tax benefit resulting from stock option transactions	—	309	—	—	309
Repurchase and retirement of common stock	(930)	(9,169)	—	—	(9,169)

BALANCES, June 30, 2007	25,838	135,887	55,149	(558)	190,478
Net income	—	—	17,013	—	17,013
Change in unrealized gain (loss) on investments, net	—	—	—	677	677
Currency translation adjustment	—	—	—	3,146	3,146
Total comprehensive income					20,836
Issuance of common stock under employee stock plans	1,424	10,929	—	—	10,929
Stock based compensation expense	—	2,358	—	—	2,358
Tax benefit resulting from stock option transactions	—	2,975	—	—	2,975
Repurchase and retirement of common stock	(1,559)	(20,121)	—	—	(20,121)

BALANCES, June 28, 2008	25,703	132,028	72,162	3,265	207,455
Net income	—	—	6,087	—	6,087
Change in unrealized gain (loss) on investments, net	—	—	—	545	545
Currency translation adjustment	—	—	—	(3,013)	(3,013)
Total comprehensive income					3,619
Issuance of common stock under employee stock plans	471	2,723	—	—	2,723
Stock based compensation expense	—	3,586	—	—	3,586
Tax benefit resulting from stock option transactions	—	277	—	—	277
Repurchase and retirement of common stock	(712)	(5,452)	—	—	(5,452)
BALANCES, June 27, 2009	25,462	$133,162	$78,249	$797	$212,208

           See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,087	$17,013	$8,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,786	6,532	6,108
Stock based compensation	3,586	2,358	2,119
Tax benefit resulting from stock option transactions	403	3,409	309
Excess tax benefit resulting from stock option transactions	(79)	(2,975)	(163)
Other than temporary decline in the value of investments	506	76	6
Gain on investments	(1,791)	(644)	(45)
(Gain) loss on disposal of assets	3	5	(72)
Gain on sales of investments in privately held companies	-	-	(1,002)
Write off of in process research and development	34	-	-
Loss on impairment of intangible assets	-	23	-
Equity in net income of unconsolidated affiliates	(351)	(602)	(407)
Minority interest in consolidated subsidiary’s net income	116	117	33
Deferred taxes	(439)	2,059	178
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	4,933	(10,029)	3,548
Inventories	1,054	(2,664)	1,878
Prepaid expenses and other current assets	3,757	(5,244)	(124)
Investments in unconsolidated affiliates	-	-	(17)
Other assets	225	(1,224)	(42)
Accounts payable	(1,921)	85	2,189
Accrued liabilities	7,554	(691)	1,400
Other long term liabilities	304	-	(393)
Net cash provided by operating activities	31,767	7,604	24,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(26,938)	(10,027)	(5,987)
Net proceeds from sale of property and equipment	-	2	251
Net proceeds from sale of investments in privately held companies	-	-	2,004
Purchase of available for sale investments	(120,623)	(88,238)	(448,605)
Maturities and sales of available for sale investments	117,489	109,557	457,218
Cash paid for PTL minority interest acquisition	(1,285)	-	-
Change in restricted cash balance	(3,200)	-	950
Net cash provided by (used in) investing activities	(34,557)	11,294	5,831

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under stock plans	2,724	10,929	4,145
Excess tax benefit on stock based compensation	79	2,975	163
Proceeds from mortgage financing	1,669	-	-
Proceeds from short-term and long-term debts	-	-	2,789
Principal payments on long-term debt and capital leases	-	(792)	(11,175)
Repurchase of common stock	(5,451)	(20,121)	(9,169)
Net cash used in financing activities	(979)	(7,009)	(13,247)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(556)	584	(118)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,325)	12,473	16,596
CASH AND CASH EQUIVALENTS:
Beginning of year	41,646	29,173	12,577
End of year	$37,321	$41,646	$29,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$994	$4,875	$1,251
Cash paid during the period for interest	$15	$11	$152

See notes to consolidated financial statements

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 27, 2009, JUNE 28, 2008 AND JUNE 30, 2007

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Pericom Semiconductor Corporation (the “Company” or “Pericom”) was incorporated in June 1990 in the state of California.  The Company designs, manufactures and markets high performance digital, analog and mixed-signal integrated circuits (“ICs”) and frequency control products (“FCPs”) used for the transfer, routing, and timing of digital and analog signals within and between computer, networking, datacom and telecom systems.

FINANCIAL STATEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited,  Pericom Taiwan Limited Corporation (“PTL”) and Pericom Asia Limited (“PAL”) as well as a majority owned subsidiary, SaRonix-eCERA Corporation (“SRe”).  The Company eliminates all significant intercompany balances and transactions in consolidation.

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

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES – The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies trading securities as current assets and its available-for-sale securities as current or noncurrent based on each security’s attributes.  At June 27, 2009 and June 28, 2008, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

Available for Sale Securities:

	As of June 27, 2009
		Net	Fair
	Amortized	Unrealized	Market
(In thousands)	Cost	Gain (Loss)	Value

Corporate bonds and notes	$45,875	$1,093	$46,968
Government securities	29,522	295	29,817
Asset / mortgage backed securities	10,702	(309)	10,393
	$86,099	$1,079	$87,178

	As of June 28, 2008
		Net	Fair
	Amortized	Unrealized	Market
(In thousands)	Cost	Gain (Loss)	Value

Corporate bonds and notes	$8,814	$(3)	$8,811
Government securities	32,132	177	32,309
Asset / mortgage backed securities	39,660	41	39,701
	$80,606	$215	$80,821

Trading Securities:

	Fiscal Year Ended
	June 27, 2009		June 28, 2008
	Net	Fair	Net	Fair
	Unrealized	Market	Unrealized	Market
(In thousands)	Gains	Value	Gains	Value
Repurchase funds	$-	$73	$-	$-
Other funds	-	-	39	1,458
Total Trading Securities	$-	$73	$39	$1,458

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 27, 2009 and June 28, 2008:

	Securities in Portfolio with Unrealized Losses at June 27, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

Corporate bonds and notes	$4,504	$12	$494	$2	$4,998	$14
Government securities	3,226	33	-	-	3,226	33
Asset/mortgage backed securities	2,203	29	2,327	378	4,530	407
	$9,933	$74	$2,821	$380	$12,754	$454

	Securities in Portfolio with Unrealized Losses at June 28, 2008
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

Corporate bonds and notes	$1,857	$7	$1,969	$22	$3,826	$29
Government securities	698	1	-	-	698	1
Asset/mortgage backed securities	5,082	145	1,557	15	6,639	160
	$7,637	$153	$3,526	$37	$11,163	$190

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in other comprehensive income in shareholders’ equity, while it records unrealized gains and losses on trading securities in its consolidated statement of operations.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of June 27, 2009 and June 28, 2008:

(in thousands)	June 27, 2009	June 28, 2008
One year or less	$17,535	$9,414
Between one and three years	24,538	33,538
Greater than three years	45,178	39,327
	$87,251	$82,279

In fiscal 2009, 2008 and 2007 realized gains on available-for-sale securities were $1.9 million, $644,000 and $21,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair market value based on quoted market prices.

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

INVENTORIES – For our IC and certain FCP products we record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period.  The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory resulting in material effects on our gross margin.

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

We consider raw material inventory slow moving and we write it down to zero if it has not moved in 365 days.  For assembled devices, we disaggregate the inventory by part number.  We compare the quantities on hand in each part number category to the quantity we shipped in the previous twelve months, the quantity in backlog and to the quantity we expect to ship in the next twelve months.  We write down to zero the value of each quantity on hand that is in excess of the lesser of the three comparisons.  We also periodically review inventory for obsolescence beyond the established formulaic tests. We believe our method of evaluating our inventory fairly represents market conditions.

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

OTHER ASSETS – The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, assets held for sale and deposits.  The Company reports its investments in privately held companies at the lower of cost or market.  The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis.  Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations.  The Company’s management performed such an evaluation as of June 27, 2009 and determined that no impairment existed.  The Company carries assets held for sale and deposits at the lower of the assets’ carrying amount or fair value less costs to sell.

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

INCOME TAXES – The Company accounts for income taxes following the Financial Accounting Standards Board’s (“FASB”s) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS 109”) and related interpretations which requires an asset and liability approach to recording deferred taxes.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION –The functional currency of the Company’s foreign subsidiaries is the local currency.  In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date.  The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place.  Net gains or (losses) from foreign currency translation of assets and liabilities of $(3.0) million and $3.1 million in fiscal 2009 and 2008, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity.  Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $103,000, $(309,000) and $281,000 in fiscal 2009, 2008 and 2007 respectively, and are included in interest and other income, net.

SHARE-BASED COMPENSATION – The Company recognizes employee share-based compensation in accordance with the provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  See Note 14 for further discussion of share-based compensation.

REVENUE RECOGNITION – The Company recognizes revenue from the sale of its products in conformity with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”).  Accordingly, the Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The sales price is fixed or determinable; and
•	Collectibility is reasonably assured.

Generally, the Company meets these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time.  In addition, the Company estimates and records provisions for future returns and other charges against revenue at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS 48”).

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

The Company grants price protection solely at the discretion of Pericom management.  The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall thus reducing SSD rates.  Pericom sales management prepares price protection proposals for individual products located at individual distributors.  Pericom general management reviews and approves or disapproves these proposals.  If a particular price protection arrangement is approved, the Company estimates the dollar impact based on the sales price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory.  The Company records a sales reserve in that period for the estimated amount.

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

•	risks associated with changes in domestic and international economic and/or political conditions or regulations;
•	availability of necessary components; and
•	the Company’s ability to attract and retain employees necessary to support its growth.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
			Trade
		Net	Accounts
Fiscal Year Ended:		Revenues	Receivable
June 27, 2009	Customer A	18%	21%
	Customer B	14	9
	All others	68	70
		100%	100%

June 28, 2008	Customer A	14%	16%
	All others	86	84
		100%	100%

June 30, 2007	Customer C	13%	9%
	All others	87	91
		100%	100%

The Company maintains cash, cash equivalents and short- and long-term investments with various high credit quality financial institutions.  The Company has designed its investment policy to limit exposure to any one institution.  The Company performs periodic evaluations of the relative credit standing of those financial institutions that manage its investments.  The Company is exposed to credit risk in the event of default by the financial institutions or issuers of securities to the extent of the amounts reported in the consolidated balance sheets.  In fiscal 2009, the Company incurred a $414,000 impairment loss on an investment, but otherwise has not incurred material losses related to these investments.

RECENTLY ISSUED ACCOUNTING STANDARDS – In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through September 25, 2009. During the period from June 28, 2009 to September 25, 2009, the Company did not have any material recognizable subsequent events other than then restatements disclosed in Part II Item 7 and Item 9A.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation. 46(R). In general, SFAS 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS 167 will have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

 In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). FSP SFAS 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP SFAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) (FSP SFAS 115-2) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. FSP SFAS 115-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, and did not materially impact our financial condition, results of operations or cash flows.

On March 29, 2009 the Company adopted FSP SFAS 107-1, FSP SFAS 157-4 and FSP SFAS 115-2. The adoption of these standards had no significant impact on our financial position, results of operations or cash flows.

In June 2009 the FASB issued SFAS 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification (ASC) as the sole source for all authoritative guidance. The Codification will be effective for all reporting periods that end after September 15, 2009, which means it will be effective for our fiscal year beginning June 28, 2009. We expect that the adoption of this standard will have no significant impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles .SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective November 15, 2008. The adoption of  SFAS 162 did not have an impact on the Company’s consolidated financial position or results of operation.

On June 29, 2008, the Company adopted SFAS 157, Fair Value Measurements for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FSP FAS 157-2 and are effective for the fiscal year beginning June 28, 2009. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of  SFAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 1, Business and Significant Accounting Policies, and Note 16, Fair Value Measurements.

 In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the fiscal year beginning June 28, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 141(R).

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. We are currently evaluating the impact that SFAS 160 will have on our financial statements.

RECLASSIFICATIONS – The Company has made certain reclassifications to conform prior year amounts to the current year’s presentation.  The reclassifications had no impact on previously reported total assets, total shareholders’ equity or net income.

EARNINGS PER SHARE – The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended June 27, 2009 is as follows:

	Fiscal Year Ended
(In thousands, except for per share data)	June 27, 2009	June 28, 2008	June 30, 2007
Net income	$6,087	$17,013	$8,627
Computation of common shares outstanding – basic earnings per share:
Weighted average common stock	25,417	25,737	26,058
Basic earnings per share	$0.24	$0.66	$0.33

Computation of common shares outstanding – diluted earnings per share:
Weighted average common stock	25,417	25,737	26,058
Dilutive options using the treasury stock method	209	874	611
Shares used in computing diluted earnings per share	25,626	26,611	26,669
Diluted earnings per share	$0.24	$0.64	$0.32

Weighted options to purchase 3.1 million shares of common stock, and restricted stock units of 104,000 shares were outstanding during the year ended June 27, 2009 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 1.6 million and 2.8 million shares of common stock were outstanding as of June 28, 2008 and June 30, 2007, respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

2. OTHER RECEIVABLES

Other receivables consist of:

	As of
	June 27,	June 28,
(in thousands)	2009	2008

Interest receivable	$859	$690
Other accounts receivable	804	994
	$1,663	$1,684

3. INVENTORIES

Inventories consist of:

	As of
	June 27,	June 28,
(in thousands)	2009	2008

Finished goods	$5,442	$7,123
Work-in-process	5,369	4,472
Raw materials	5,529	6,326
	$16,340	$17,921

The Company considers raw material inventory obsolete and it writes it off if the raw material has not moved in 365 days.  The Company considers assembled devices excessive and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off.  As of June 27, 2009, the Company had $4.1 million of written-off inventory as compared to $5.0 million at June 28, 2008.  The Company attributes this overall reduction of approximately $0.9 million in obsolete inventory between the fiscal year ended June 27, 2009 and the fiscal year ended June 28, 2008 to physically scrapping products as well as sales of products that were previously written-off.

4. PROPERTY, PLANT AND EQUIPMENT – NET

	As of
	June 27,	June 28,
(in thousands)	2009	2008

Machinery and equipment	$36,003	$36,688
Computer equipment and software	16,878	13,942
Building	4,805	3,840
Land	3,335	2,729
Furniture and fixtures	991	925
Leasehold improvements	775	781
Vehicles	89	56
Total	62,876	58,961
Accumulated depreciation and amortization	(37,811)	(33,724)
Construction-in-progress	22,173	3,936
Property, plant and equipment – net	$47,238	$29,173

Depreciation expense for the years ended June 27, 2009, June 28, 2008 and June 30, 2007 was $7.2 million, $6.3 million and $6.0 million, respectively.

5. OTHER ASSETS

	As of
	June 27,	June 28,
(in thousands)	2009	2008

Land use rights	$4,746	$655
Investments in privately held companies	1,501	1,597
Deposits	204	238
Other	291	701
Total	$6,742	$3,191

The Company purchased land use rights from the People’s Republic of China (“China”). These rights enable the Company to construct its Jinan facility and operate there for a period of 50 years. The Company has investments in certain privately held companies, which it accounts for under the cost method.  The Company reviews these investments for impairment on a periodic basis.  The Company did not write off any material cost method investments during fiscal 2009, 2008 or 2007.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:
	As of the Year Ended
	June 27,	June 28,
(in thousands)	2009	2008

Pericom Technology, Inc.	$8,806	$8,505
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,020	1,887
Total	$10,826	$10,392

The Company has a 43.06% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI.  At June 27, 2009 and June 28, 2008, the Company's carrying value of the investment in PTI exceeded the Company’s underlying equity in the net assets of PTI by $486,000 and $550,000, respectively.  PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China.  The Company purchased $67,000 $150,000 and $116,000 in goods and services from PTI during the years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.  PTI owed the Company $83,000, $123,000 and $121,000 at June 27, 2009, June 28, 2008 and June 30, 2007, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company.  Condensed financial information of PTI at June 27, 2009 and June 28, 2008 is as follows:

	As of the Year Ended
	June 27,	June 28,
(in thousands)	2009	2008
Total assets	$20,721	$19,599
Total liabilities	$1,401	$1,568
Total equity	$19,320	$18,031

Revenue	$12,009	$11,675
Cost of revenues	5,965	5,839
Gross profit	6,044	5,836

Expenses	4,611	4,555
Operating income	1,433	1,281
Interest and other income	(216)	191
Tax provision	102	172
Net income	$1,115	$1,300

The Company recouped PTI’s net income at 25% in 2007 and 2008.  The percentage at which the Company recognizes its proportionate share of the income of PTI is equal to the percentage of ownership held in successive rounds of financing of PTI in which the Company participated.  As the earlier losses attributable to each round are fully recovered through subsequent profitability, the Company’s participation percentage related to the next round of financing is applied to any additional profits.  The Company continued to use the 25% allocation percentage in 2009 until all the losses recognized in prior years were recouped, in accordance with EITF 02-14.  This was completed in the fourth quarter of 2009, and the Company subsequently reverted to recognizing its share of PTI’s net income at its percentage ownership level, which is currently 43.06%.

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe.

The Company holds ownership interests in various other privately held companies.  The ownership in these affiliates varies from 20% to approximately 49%.  For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 27, 2009, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was $324,000.

7. ACQUISITION OF NONCONTROLLING INTEREST IN SUBSIDIARY

Acquisition of remaining minority interest in PTL

PTL was founded in May 2003. Via participation in two rounds of equity financing, Pericom became its largest shareholder. In April 2003, Pericom purchased 15 million PTL shares, and sold 1 million shares to other shareholders of PTL in November 2004. Subsequently, in November 2005 and April 2006, Pericom purchased an additional 13 million shares. On August 1, 2008, Pericom’s Board of Directors approved the acquisition of the remaining PTL shares.

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

The in-process research and development was expensed during the quarter ended December 27, 2008. The core developed technology is included in intangible assets and is being amortized over a period of 5 years.

8. PURCHASED INTANGIBLE ASSETS

The Company’s purchased intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	June 27, 2009			June 28, 2008
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$109	$(109)	$-	$117	$(111)	$6
eCERA trade name	40	(22)	18	43	(17)	26
Core developed technology	1,833	(757)	1,076	939	(566)	373
SaRonix supplier relationship	398	(143)	255	398	(78)	320

Total amortizable purchased intangible assets	2,380	(1,031)	1,349	1,497	(772)	725

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,795	$(1,031)	$1,764	$1,912	$(772)	$1,140

Amortization expense related to finite-lived purchased intangible assets was approximately $271,000 in fiscal 2009, $186,000 in fiscal 2008 and $198,000 in fiscal 2007.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets, in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 27, 2009 or June 28, 2008.  However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade name, and core developed technology, which have remaining weighted average useful lives of approximately four years.  We expect our future amortization expense over the next five years associated with these assets to be:

(in thousands)	2010	2011	2012	2013	2014 and beyond
Expected amortization-eCERA	$28	$28	$29	$5	$-
Expected amortization-PTL	181	181	181	181	61
Expected amortization-SaRonix	117	117	116	111	13
	$326	$326	$326	$297	$74

9. ACCRUED LIABILITIES

 Accrued liabilities consist of:

	June 27,	June 28,
(in thousands)	2009	2008

Accrued construction liabilities	$8,958	$-
Accrued compensation	3,815	6,089
Accrued income tax	971	434
External sales representative commissions	470	615
Other accrued expenses	904	1,641
	$15,118	$8,779

10.  DEBT

The long term debt as reported in the consolidated balance sheet as of June 27, 2009 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.8%	$1,670	$60	$1,610

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid until March 2010.

11.  RESTRICTED ASSETS

As of June 27, 2009, the Company had pledged and restricted assets of $9.2 million. These consisted of $4.0 million of land and buildings SRe has pledged for loan and credit facilities, $2.0 million of land and buildings PTL has pledged for loan and credit facilities, and a $3.2 million time deposit at PSE to back a letter of credit for equipment purchases. The SRe loan and credit facility is for equipment purchases or inventory financing and has an October 31, 2009 maturity with the right to extend upon SRe request. The PTL loan is described in Note 10. The PSE letter of credit has a final maturity of January 6, 2010.

As of June 28, 2008, the Company had pledged and restricted assets of $5.2 million that consist of land and buildings SRe has pledged for loan and credit facilities.

12.  COMMITMENTS

The future minimum commitments at June 27, 2009 are as follows:

	Fiscal Year Ending
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease payments	$1,422	$1,205	$1,211	$1,116	$566	$-	$5,520
Mortgage loan	89	152	155	152	149	1,267	1,964
Capital equipment purchase commitments	15,534	847	-	-	-	-	16,381
Total	$17,045	$2,204	$1,366	$1,268	$715	$1,267	$23,865

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each. The capital equipment purchase commitments are in PSE for the new FCP facility in China. The mortgage loan commitment is described further in Note 10 above, and our commitment may fluctuate due to changes in interest rates.

Rent expense during the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 was $1.7 million, $1.8 million and $1.7 million, respectively.

13.  INDUSTRIAL DEVELOPMENT SUBSIDY

During the year ended June 27, 2009, an industrial development subsidy in the amount of $3.7 million was granted to PSE by the Jinan Hi-Tech Industries Development Zone Commission and may be used by PSE for the acquisition of assets or to cover business expenses. When the subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When the subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure.

14.  COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

For the year ending June 27, 2009, comprehensive income of $3.6 million consisted of net income of $6.1 million and an increase of  $545,000 of unrealized gains on investments net of tax, partially offset by $3.0 million of currency translation losses. For the year ending June 28, 2008, comprehensive income of $20.8 million consisted of net income of $17.0 million, an increase of $677,000 of unrealized gains on investments net of tax, and $3.1 million of currency translation gains. For the year ending June 30, 2007, comprehensive income of $9.0 million consisted of net income of $8.6 million, an increase of $624,000 of unrealized gains on investments net of tax, partially offset by $288,000 of currency translation losses.

As of June 27, 2009, accumulated other comprehensive income consists of $689,000 of unrealized gains net of tax and $108,000 of accumulated currency translation gains.

15.  SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of June 27, 2009, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At June 27, 2009 the Company had four stock option plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan (“ESPP”).  The Company’s aggregate compensation cost due to option and restricted stock unit grants, and the ESPP for the twelve months ended June 27, 2009 totaled $3.6 million, as compared with $2.4 million and $2.1 million for fiscal 2008 and 2007, respectively.  The Company recognized $770,000, $684,000 and $513,000 in income tax benefit in the consolidated statements of operations for fiscal 2009, 2008 and 2007, respectively, related to the Company’s share-based compensation arrangements.  The net impact of share-based compensation for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 was a reduction in net income of $2.8 million, $1.7 million and $1.6 million, respectively, or a reduction of $0.11, $0.06 and $0.06 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock option plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 7.8 million shares of common stock as of June 27, 2009 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

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

The following table lists the assumptions the Company used to value stock options:

Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Expected life	5.2-5.3 years	5.0-5.2 years	4.9 years
Risk-free interest rate	1.70-3.29%	2.92-4.70%	4.56-4.79%
Volatility range	46%-52%	44%-47%	46%-48%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 1, 2006 and changes during the three fiscal periods ended June 27, 2009:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)

Options outstanding at July 1, 2006	5,277	$11.43	$16.5
Options granted (weighted average grant date fair value of $4.40)	516	9.43
Options exercised	(561)	5.62
Options forfeited or expired	(414)	11.97
Options outstanding at June 30, 2007	4,818	11.84	10.2
Options granted (weighted average grant date fair value of $6.01)	664	13.54
Options exercised	(1,304)	7.59
Options forfeited or expired	(304)	13.68
Options outstanding at June 28, 2008	3,874	13.42	16.7
Options granted (weighted average grant date fair value of $5.75)	374	12.98
Options exercised	(291)	5.56
Options forfeited or expired	(202)	13.14
Options outstanding at June 27, 2009	3,755	$14.00	$0.4

At June 27, 2009, 3,542,000 shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the year ended June 27, 2009 was $929,000. The status of options vested and expected to vest and options that are currently exercisable as of June 27, 2009 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	3.6	2.9
Aggregate intrinsic value (thousand $)	$400	$239
Weighted average contractual term (years)	4.8	3.9
Weighted average exercise price	$14.04	$14.54

The Company has unamortized share-based compensation expense related to options of $3.6 million, which will be amortized to expense over a weighted average period of 2.3 years.

Additional information regarding options outstanding as of June 27, 2009 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding as of 6/27/09	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of 6/27/09	Weighted Average Exercise Price

$4.89	$8.65	768,130	6.50	$7.99	576,362	$8.13
$8.67	$10.77	813,977	6.49	$9.94	579,730	$9.76
$10.85	$14.20	854,881	3.08	$12.80	806,936	$12.83
$14.23	$17.81	754,170	6.17	$15.96	410,775	$16.27
$17.85	$37.22	563,822	1.19	$27.25	554,781	$27.40

$4.89	$37.22	3,754,980	4.86	$14.00	2,928,584	$14.54

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs in fiscal 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2008	-	$-	-	$-

Awarded	364	10.39
Released	-	-
Forfeited	(15)	15.01
RSUs outstanding at June 27, 2009	349	$10.18	2.08	$2,980

RSUs vested and expected to vest after June 27, 2009	275	$10.18	1.96	$2,354
RSUs exercisable at June 27, 2009	-	$-	-	$-

The Company has unamortized share-based compensation expense related to RSUs of $2.4 million, which will be amortized to expense over a weighted average period of 3.4 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 364,000 remain available at June 27, 2009.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares.  During fiscal year 2009, 2008 and 2007, the Company issued 180,000, 120,000 and 146,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.17, $8.55 and $6.83, respectively.  The weighted average grant date fair value of the fiscal 2009, 2008 and 2007 awards were $2.83, $3.15 and $2.49 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model.  The Company bases volatility on the volatility of the Company’s stock during the expected term.  The Company uses historical data to determine expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the expected term.

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Expected life	13.5 months	13.5 months	13.5 months
Risk-free interest rate	0.55-2.19%	1.97-4.95%	4.98-5.08%
Volatility range	61%-70%	40%-60%	41%-42%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 27, 2009:

	Shares	Weighted Average Purchase Price

Beginning Available	544,323
Purchases	(180,417)	$6.17
Ending Available	363,906

At June 27, 2009, the Company has $875,000 in unamortized share-based compensation related to its employee stock purchase plan.  We estimate this expense will be amortized and recognized in the consolidated statement of operations over the next 1.01 years.

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 27, 2009	June 28, 2008	June 30, 2007
Cost of revenues	$244	$155	$141
Research and development	1,407	811	865
Selling, general and administrative	1,935	1,392	1,113
Pre-tax stock-based compensation expense	3,586	2,358	2,119
Income tax effect	770	684	513
Net stock-based compensation expense	$2,816	$1,674	$1,606

The amount of share-based compensation expense in inventory at June 27, 2009 and June 28, 2008 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal year ended June 27, 2009:

	Fiscal Year Ended
(in thousands)	June 27, 2009	June 28, 2008	June 30, 2007
Stock option plans	$2,770	$2,054	$1,597
Less income tax effect	770	684	513
Net stock option plan expense	2,000	1,370	1,084

Employee stock purchase plan	816	304	522
Less income tax effect	-	-	-
Net employee stock purchase plan expense	816	304	522
	$2,816	$1,674	$1,606

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of the Company’s common stock.  The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management. Pursuant to the 2007 authority, in fiscal 2008 the Company repurchased approximately 1.6 million shares at an approximate aggregate cost of $20.1 million. In fiscal 2009, the Company repurchased approximately 139,000 shares for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares under the 2007 authority at a cost of approximately $25.2 million.

On April 29, 2008, the Board of Directors authorized the repurchase of an additional $30 million of common stock. Pursuant to the 2008 authority, in fiscal 2009 the Company repurchased approximately 573,000 shares for an aggregate cost of $3.5 million. Total fiscal 2009 stock repurchases were approximately 712,000 shares for an approximate aggregate cost of $5.4 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

16. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock.  The record date for the distribution was March 21, 2002.  The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt.  The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so.  These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group.  Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance.  Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price.  Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors.  All shares issued since March 21, 2002 contain one right. The rights will expire on March 21, 2012.  As of June 27, 2009, there were 25,462,000 rights outstanding.

17. FAIR VALUE MEASUREMENTS

Effective June 29, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

Assets measured at fair value as of June 27, 2009 are summarized as follows:

(in thousands)	Level 1	Level 2	Total
Investments (1)
Treasury bills	$3,036	$-	$3,036
Corporate bonds and notes	-	47,041	47,041
Government securities	-	26,781	26,781
Asset/mortgage backed securities	-	10,393	10,393
Total	$3,036	$84,215	$87,251

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

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by mortgages and auto loans. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 27, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at June 27, 2009.

18. RESTRUCTURING CHARGE

In fiscal 2009, the Company instituted a restructuring plan to align its costs with prevailing market conditions. As part of the restructuring plan, the Company reduced its workforce by 61 employees, with 26 in operations, 17 in research and development, 11 in sales and marketing, and 7 in general and administration. The Company incurred $584,000 of restructuring charges in the year ended June 27, 2009, as compared with none in the year ended June 28, 2008. At June 27, 2009, $547,000 of the $584,000 had been paid with the balance expected to be paid over the next six months.

19. INCOME TAXES

Income tax expense consists of (in thousands):

	Fiscal Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Federal:
Current	$1,302	$2,279	$1,543
Deferred	421	4,454	(587)
	1,723	6,733	956
State:
Current	56	4	49
Deferred	(277)	445	25
	(221)	449	74
Foreign:
Current	(474)	963	957
Deferred	1,181	76	998
	707	1,039	1,955

Total income tax expense	$2,209	$8,221	$2,985

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Tax provision at federal statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	(1.5)	0.8	0.5
Foreign income and withholding taxes	(4.3)	(2.9)	(2.3)
Benefits from resolution of certain tax audits and
expiration of statute of limitations	(3.3)	(0.6)	-
Stock compensation	4.2	0.6	1.9
Research and development tax credits	(1.2)	0.1	(4.3)
Change in valuation allowance	2.3	(0.4)	(1.0)
Other	(2.8)	1.6	(3.2)
Income tax expense	27.4%	33.2%	26.6%

The components of the net deferred tax assets were as follows (in thousands):

	As of
	June 27,	June 28,
	2009	2008
Deferred tax assets:
Credit carryforwards	$4,131	$3,704
Inventory reserves	1,329	1,740
Cumulative gain(loss) on investment in unconsolidated affiliates	(58)	26
Unrealized loss on short-term investments	313	425
Accrued compensation and other benefits	371	478
Capitalized research and development	95	139
Capital loss carry forward	-	205
Land use right	557
Basis difference in fixed assets	(1,323)	-
Other prepaid accruals	(78)	-
Accounts receivable reserve	727	655
Lease structure reserve	185	-
Inventory UNICAP	89	121
Stock compensation	1,551	940
Others	20	88
Total deferred tax asset	7,909	8,521

Deferred tax liabilities:
Basis difference in fixed assets	-	(704)
Other prepaid accruals	-	(96)
Total deferred tax liabilities	-	(800)
Valuation allowance	(819)	(634)
Net Deferred tax assets	$7,090	$7,087

As of June 27, 2009, the Company has tax credit carryforwards of approximately $3.5 million and $1.2 million available to offset future state taxable income and federal taxable income, respectively.  The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.  The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized.

Consolidated income before income taxes includes non-U.S. income of approximately $3.2 million, $5.0 million and $4.3 million for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.  Pericom has not provided U.S. income taxes on a cumulative total of approximately $15.0 million of undistributed earnings reported by certain foreign subsidiaries.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”).  Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement.  The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

The Company recognized $756,000 for unrecognized tax benefits as of June 27, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefit since adoption of FIN 48 is as follows:

Balance as of July 1, 2007	$(974,000)
Gross increases - current-period tax positions	(72,000)
Reductions as a result of a lapse of statute of limitations	148,000
Balance as of June 28, 2008	(898,000)
True-up of R&D credit	(24,000)
Gross increases - current-period tax positions	(101,000)
Reductions as a result of a lapse of statute of limitations	267,000
Balance as of June 27, 2009	$(756,000)

All of this amount would affect the corporation’s tax rate if recognized.  The tax years 2004 to 2008 remain open in the United States.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change.  As of June 27, 2009, the Company has accrued $84,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

20. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan.  The Board of Directors determines the employer matching contributions at their discretion.  There were no employer-matching contributions in fiscal 2009, 2008 or 2007.

21. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company operates in one segment, the interconnectivity device supply market. The Company offers two broad and complementary product families within this segment: high performance integrated circuits and frequency control sub-systems.

The Chief Operating Decision Maker (CODM), as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), is the company’s President and Chief Executive Officer (CEO).  Because the Company’s products are complementary and share common customers and suppliers, the CODM reviews and assesses financial information, operating results and performance of the Company’s business in the aggregate and allocates resources to develop new products and drive sales using information about the market in which the Company operates, as a whole.

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

Operating net revenues for the three years is shown below:

	Years Ended
	June 27,	June 28,	June 30,
(in thousands)	2009	2008	2007
Net revenues
IC product family	$76,072	$96,612	$72,728
FCP product family	52,573	67,132	50,642
Total	$128,645	$163,744	$123,370

For geographical reporting, we attribute net sales to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets.  The Company attributes long-lived assets to the country where they are located.  The following presents net sales for the years ended June 27, 2009, June 28, 2008 and June 30, 2007; and the net book value of long-lived assets as of June 27, 2009, June 28, 2008 and June 30, 2007 by geographical segment:

	Years Ended
	June 27,	June 28,	June 30,
(in thousands)	2009	2008	2007
Net sales to countries:
Taiwan	$55,819	$52,103	$29,253
China (including Hong Kong)	43,160	63,071	48,282
United States	9,842	14,466	15,988
Singapore	3,856	8,073	8,004
Others (less than 10% each)	16,723	26,031	21,843
Total net sales	$128,645	$163,744	$123,370
(in thousands)
Long-lived assets:
China (including Hong Kong)	$21,806	$345	$400
Taiwan	19,424	23,402	18,169
United States	4,445	6,622	6,441
Korea	1,199	856	-
Singapore	300	353	1,627
Others (less than 10% each)	64	60	78
Total long-lived assets	$47,238	$31,638	$26,715

22. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 27, 2009 and June 28, 2008.  Subsequent to the issuance of the Company’s interim financial statements for the quarters ended September 27, 2008, December 27, 2008 and March 28, 2009, the Company determined that certain errors occurred in the accounting for other than temporary impairments as well as misclassifications of cost data which impacted intercompany revenue eliminations and cost of goods sold. As a result, the operating results presented below for the quarters ended September 27, 2008, December 27, 2008 and March 28, 2009 have been restated.

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 27,	Mar 28,	Dec 27,	Sep 27,
	2009	2009	2008 Restated	2008 Restated
Net revenues	$29,721	$24,394	$30,732	$43,798
Cost of revenues	21,193	15,731	20,785	27,805
Gross profit	8,528	8,663	9,947	15,993
Operating expenses:
Research and development	4,117	3,996	4,363	4,221
Selling, general and administrative	5,343	5,136	5,453	6,901
Restructuring charge	74	293	217	-
Total operating expenses	9,534	9,425	10,033	11,122
Income from operations	(1,006)	(762)	(86)	4,871
Interest and other income, net	1,677	1,501	1,264	1,106
Other than temporary decline in the value of investments	-	(48)	-	(458)
Income before income tax expense	671	691	1,178	5,519
Income tax expense	(135)	460	(46)	1,930
Minority interest in the loss (income) of consolidated subsidiaries	(22)	(24)	(23)	(45)
Equity in net income of unconsolidated affiliates	256	49	(71)	117
Net income	$1,040	$256	$1,130	$3,661
Basic earnings per share	$0.04	$0.01	$0.04	$0.14
Diluted earnings per share	$0.04	$0.01	$0.04	$0.14
Shares used in computing basic earnings per share	25,354	25,218	25,418	25,679
Shares used in computing diluted earnings per share	25,485	25,282	25,496	26,239

	For the Quarter Ended
	June 28,	Mar 29,	Dec 29,	Sep 29,
	2008	2008	2007	2007
Net revenues	$43,373	$41,177	$40,726	$38,468
Cost of revenues	27,768	25,709	25,694	24,467
Gross profit	15,605	15,468	15,032	14,001
Operating expenses:
Research and development	4,296	4,503	4,278	4,082
Selling, general and administrative	6,294	5,705	5,786	5,839
Total operating expenses	10,590	10,208	10,064	9,921
Income from operations	5,015	5,260	4,968	4,080
Interest and other income, net	1,606	903	1,622	1,370
Other than temporary decline in the value of investments	(24)	(52)	-	-
Income before income tax expense	6,597	6,111	6,590	5,450
Income tax expense	2,132	2,054	2,344	1,691
Minority interest in the loss (income) of consolidated subsidiaries	(53)	(47)	(19)	3
Equity in net income of unconsolidated affiliates	181	131	169	121
Net income	$4,593	$4,141	$4,396	$3,883
Basic earnings per share	$0.18	$0.16	$0.17	$0.15
Diluted earnings per share	$0.17	$0.16	$0.16	$0.15
Shares used in computing basic earnings per share	25,480	25,835	25,888	25,745
Shares used in computing diluted earnings per share	26,472	26,633	26,959	26,379

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 25, 2009

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

Signature	Title	Date

/s/ ALEX C. HUI	Chief Executive Officer, President and	September 25, 2009
Alex C. Hui	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ANGELA CHEN	Chief Financial Officer	September 25, 2009
Angela Chen	(Principal Financial Officer and Accounting
Officer)

/s/ JOHN CHI-HUNG HUI	Senior Vice President, R&D and Director	September 25, 2009
John Chi-Hung Hui

/s/ HAU L LEE	Director	September 25, 2009
Hau L. Lee

/s/ SIMON WONG	Director	September 25, 2009
Simon Wong

/s/ MICHAEL SOPHIE	Director	September 25, 2009
Michael Sophie

/s/ DENNIS MCKENNA	Director	September 25, 2009
Dennis McKenna

/s/ EDWARD YANG	Director	September 25, 2009
Edward Yang

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning	Charged to		Balance at End of
	of Period	Revenues	Deductions	Period
Reserves for returns and pricing adjustments

Fiscal year ending June 27, 2009	$1,695	$4,152	$3,952	$1,895
Fiscal year ending June 28, 2008	2,185	3,460	3,950	1,695
Fiscal year ending June 30, 2007	1,913	5,340	5,068	2,185

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

Allowance for doubtful accounts

Fiscal year ending June 27, 2009	$255	$225	$212	$268
Fiscal year ending June 28, 2008	103	165	13	255
Fiscal year ending June 30, 2007	292	37	226	103