Form 10-Q/A
period 2008-12-27
PERICOM SEMICONDUCTOR CORP
filed 2009-09-28
CIK 1001426

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

Explanatory Note

This Form 10-Q/A amends Pericom Semiconductor Corporation’s (the Company) quarterly report on Form 10-Q for the quarter ended December 27, 2008, which was originally filed on February 5, 2009 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly period ended December 27, 2008.

The Company is restating its previously filed financial statements and other financial information for the above referenced period to correct errors related to a misclassification of cost data during a conversion of our enterprise resource planning software. As a result of this error, cost of goods sold was understated by $772,000; gross profit and operating income were overstated by $772,000; and net income was overstated by $579,000 for the three months ended December 27, 2008, as previously reported.  In correcting this error, earnings per share on a fully diluted basis decreased $0.03 per share to $0.04 for the three month ended December 27, 2008. Also, the company restated its previously filed 10-Q for the quarter ended September 27, 2008. Net revenues were overstated by $98,000; cost of goods sold were accumulated understated by $663,000; gross profit and operating income were accumulated overstated by $761,000; and net income was accumulated overstated by $843,000 for the six months ended December 27, 2008, as previously reported. In correcting these errors, earnings per share on a fully diluted basis decreased $0.03 per share to $0.19 for the six months ended December 27, 2008.

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

Pericom Semiconductor Corporation

Form 10-Q/A for the Quarter Ended December 27, 2008

INDEX

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 27,	June 28,
	2008	2008
	(Unaudited)	(1)
	(As Restated - See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$26,888	$41,646
Short-term investments	67,405	72,108
Accounts receivable
Trade (net of allowances of $1,432 and $1,950)	26,856	29,002
Other receivables	5,561	1,684
Inventories	19,702	17,921
Prepaid expenses and other current assets	1,372	5,943
Deferred income taxes	3,957	3,344
Total current assets	151,741	171,648

Property, plant and equipment – net	33,759	29,173
Investments in unconsolidated affiliates	10,467	10,392
Deferred income taxes – non-current	4,549	4,543
Long-term investments in marketable securities	21,644	10,171
Goodwill	1,672	1,325
Intangible assets	1,924	1,140
Other assets	2,163	3,191
Total assets	$227,919	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,202	$13,431
Accrued liabilities	5,806	8,779
Total current liabilities	17,008	22,210

Long term debt	1,664	-
Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,187	1,118
Total liabilities	21,677	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 27, 2008, 25,186,000; June 28, 2008, 25,703,000	129,488	132,028
Retained earnings	76,953	72,162
Accumulated other comprehensive income (loss), net of tax	(199)	3,265
Total shareholders’ equity	206,242	207,455
Total liabilities and shareholders' equity	$227,919	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(As Restated - See Note 2)		(As Restated - See Note 2)
Net revenues	$30,732	$40,726	$74,530	$79,194
Cost of revenues	20,785	25,694	48,590	50,161
Gross profit	9,947	15,032	25,940	29,033
Operating expenses:
Research and development	4,363	4,278	8,584	8,360
Selling, general and administrative	5,453	5,786	12,354	11,625
Restructuring charge	217	-	217	-
Total operating expenses	10,033	10,064	21,155	19,985
Income from operations	(86)	4,968	4,785	9,048
Interest and other income	1,264	1,622	2,370	2,992
Other than temporary decline in value of investment	-	-	(458)	-
Income before income taxes	1,178	6,590	6,697	12,040
Income tax expense (benefit)	(46)	2,344	1,884	4,035
Minority interest in income of consolidated subsidiaries	(23)	(19)	(68)	(16)
Equity in net income (loss) of unconsolidated affiliates	(71)	169	46	290
Net income	$1,130	$4,396	$4,791	$8,279
Basic income per share	$0.04	$0.17	$0.19	$0.32
Diluted income per share	$0.04	$0.16	$0.19	$0.31
Shares used in computing basic income per share	25,418	25,888	25,549	25,817
Shares used in computing diluted income per share	25,496	26,959	25,868	26,669

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	December 27,	December 29,
	2008	2007
	(As Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,791	$8,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,795	2,656
Stock based compensation	1,699	1,158
Tax benefit resulting from stock option transactions	68	1,997
Excess tax benefit resulting from stock option transactions	-	(1,084)
In process research and development	34	-
Other than temporary decline in the value of investments	458	-
Gain on sale of investments	(495)	-
Equity in net income of unconsolidated affiliates	(55)	(330)
Minority interest in consolidated subsidiary’s net income (loss)	68	112
Deferred taxes	(625)	676
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	750	(5,707)
Inventories	(2,300)	(5,599)
Prepaid expenses and other current assets	914	(195)
Other assets	(184)	(821)
Accounts payable	(1,850)	3,538
Accrued liabilities	(1,172)	(984)
Other long term liabilities	-	(4)
Net cash provided by operating activities	5,896	3,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,821)	(5,432)
Purchase of available for sale investments	(68,262)	(66,209)
Maturities and sales of available for sale investments	61,159	45,570
Cash paid for PTL minority interest acquisition	(1,285)	-
Net cash used in investing activities	(17,209)	(26,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	740	6,741
Excess tax benefit on stock based compensation	-	1,084
Mortgage financing	1,669	-
Principal payments on long-term debt and capital leases	-	(784)
Repurchase of common stock	(4,979)	(5,238)
Net cash provided by (used in) financing activities	(2,570)	1,803

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(875)	67
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,758)	(20,509)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$26,888	$8,664

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2009, the Audit Committee of the Board of Directors of Pericom, following a review by and on the recommendation of the Company’s management, concluded that the Company’s financial statements for the quarter ended December 27, 2008 could no longer be relied upon due to a misclassification of cost data during a conversion of our enterprise resource planning software. As a result, the Company has restated the accompanying Condensed Consolidated Financial Statements as of and for the three and six months ended December 27, 2008 to correct for this accounting error.

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

Correction of an error related to misclassification of costs

Previously reported cost of revenues has been adjusted for an understatement of $772,000 related to an error in recording of cost data during the company’s conversion to a new enterprise resource planning software during the three months ended December 27, 2008.

 The following table presents the effect of the restatement on the consolidated balance sheet (in thousands):

	December 27, 2008
	(As Previously		(As
	Reported)	(Adjustments)	Restated)
ASSETS
Current Assets:
Cash & cash equivalents	$26,88	$-	$26,888
Short-term investments	67,405	-	67,405
Accounts receivable
Trade (net of allowances of $1,432)	26,856	-	26,856
Other receivables	5,561	-	5,561
Inventories	19,691	11	19,702
Prepaid expenses and other current assets	1,085	287	1,372
Deferred income taxes	3,957	-	3,957
Total current assets	151,44	298	151,74

Property and equipment, net	33,759	-	33,759
Investments in unconsolidated affiliates	10,467	-	10,467
Deferred income taxes-non current	4,549	-	4,549
Long-term investments in marketable securities	21,644	-	21,644
Goodwill	1,672	-	1,672
Intangible assets (net of accumulated amortization of $806)	1,924	-	1,924
Other assets	2,163	-	2,163
Total assets	$227,62	$298	$227,91

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,43	772	11,202
Accrued liabilities	5,851	(45	5,806
Total current liabilities	16,281	727	17,008

Long term debt	1,664		1,664
Deferred tax liabilities	800	-	800
Income tax liability	1,018	-	1,018
Minority interest in consolidated subsidiaries		-	1,187
Total liabilities	20,950	727	21,677

Shareholders' equity:
Common stock	129,48	-	129,48
Retained earnings	77,796	(843)	76,953
Accumulated other comprehensive income (loss), net of tax	(613)	414	(199)
Total shareholders' equity	206,671	(429)	206,242
Total liabilities and shareholders' equity	$227,621	$298	$227,919

The following table presents the effect of the restatement on the consolidated statements of operations (in thousands except for per share amounts):

	Three Months Ended			Six Months Ended
	December 27, 2008			December 27, 2008
	(As previously			(As previously
	Reported)	(Adjustments)	(As restated)	Reported)	(Adjustments)	(As restated)

Net revenues	$30,732	$-	$30,732	$74,628	$(98)	$74,530
Cost of revenues	20,013	772	20,785	47,927	663	48,590
Gross profit	10,719	(772)	9,947	26,701	(761)	25,940
Operating expenses:
Research and development	4,363	-	4,363	8,584	-	8,584
Selling, general and administrative	5,453	-	5,453	12,354	-	12,354
Restructuring charge	217	-	217	217	-	217
Total	10,033	-	10,033	21,155	-	21,155
Income from operations	686	(772)	(86)	5,546	(761)	4,785
Interest and other income	1,264	-	1,264	2,370	-	2,370
Other than temporary decline in value of investment	-	-	-	(44)	(414)	(458)
Income before income taxes	1,950	(772)	1,178	7,872	(1,175)	6,697
Income tax expense	147	(193)	(46)	2,216	(332)	1,884
Minority interest in income of consolidated subsidiaries	(23)	-	(23)	(68)	-	(68)
Equity in net income (loss) of unconsolidated affiliates	(71)	-	(71)	46	-	46
Net income	$1,709	(579)	$1,130	$5,634	(843)	$4,791
Basic income per share	$0.07	$(0.03)	$0.04	$0.22	$(0.03)	$0.19
Diluted income per share	$0.07	$(0.03)	$0.04	$0.22	$(0.03)	$0.19
Shares used in computing basic income per share	25,418		25,418	25,549		25,549
Shares used in computing diluted income per share	25,496		25,496	25,868		25,868

The following table presents the effect of the restatement on the consolidated statement of cash flows (in thousands):

	Six Months Ended
	December 27, 2008
	(As previously
	Reported)	(Adjustments)	(As restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,634	$(843)	$4,791
Adjustments to reconcile net income to net cash
Depreciation and amortization	3,795	-	3,795
Stock based compensation	1,699	-	1,699
Tax benefit resulting from stock option transactions	68	-	68
Excess tax benefit resulting from stock option transactions	-	-	-
Write off in process research and development	34	-	34
Other than temporary decline in the value of investments	44	414	458
Gain on sale of investments	(495)	-	(495)
Equity in net income of unconsolidated affiliates	(55)	-	(55)
Minority interest in consolidated subsidiary’s net income (loss)	68	-	68
Deferred taxes	(625)	-	(625)
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	750	-	750
Inventories	(2,289)	(11)	(2,300)
Prepaid expenses and other current assets	1,200	(287)	914
Other assets	(184)	-	(184)
Accounts payable	(2,622)	772	(1,850)
Accrued liabilities	(1,127)	(45)	(1,172)
Other long term liabilities	-	-	-
Net cash provided by operating activities	5,895	-	5,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,821)	-	(8,821)
Net proceeds from sale of property and equipment	-	-	-
Net proceeds from sale of investments in privately held companies	-	-	-
Purchase of available for sale investments	(68,262)	-	(68,262)
Maturities and sales of available for sale investments	61,159	-	61,159
Cash paid for PTL minority interest acquisition	(1,285)	-	(1,285)
Cash paid for Azer acquisition, net of cash received	-	-	-
Cash used in the investment of Pericom Electronics Hong Kong Ltd.	-	-	-
Change in restricted cash balance	-	-	-
Net cash used in investing activities	(17,209)	-	(17,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	740	-	740
Proceeds generated from sale of stock to minority interest	-	-	-
Excess tax benefit on stock based compensation	-	-	-
Mortgage financing	1,669	-	1,669
Principal payments on long-term debt and capital leases	-	-	-
Repurchase of common stock	(4,979)	-	(4,979)
Net cash provided by (used in) financing activities	(2,570)	-	(2,570)

EFFECT OF EXCHANGE RATE CHANGES	(875)	-	(875)
NET DECREASE IN CASH AND CASH	(14,759)	-	(14,759)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646		41,646
End of period	$26,887		$26,887

3. BUSINESS COMBINATION

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

4. INTANGIBLE ASSETS

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

5.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and six month periods ended December 27, 2008 and December 29, 2007 are computed as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(in thousands, except per share data)	2008	2007	2008	2007
	(As Restated )		(As Restated)
Net income	$1,130	$4,396	$4,791	$8,279
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,418	25,888	25,549	25,817

Basic earnings per share	$0.04	$0.17	$0.19	$0.32

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,418	25,888	25,549	25,817
Dilutive options using the treasury stock method	78	1,071	319	852
Shares used in computing diluted earnings per share	25,496	26,959	25,868	26,669

Diluted earnings per share	$0.04	$0.16	$0.19	$0.31

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

6.  INVENTORIES

Inventories consist of:

	December 27,	June 28,
(in thousands)	2008	2008
	(As Restated )
Raw materials	$8,897	$6,326
Work in process	4,582	4,472
Finished goods	6,223	7,123
	$19,702	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 27, 2008, the Company had $4.4   million of written-off inventory as compared to $5.0 million at June 28, 2008.  The Company attributes this reduction of approximately $0.6 million in obsolete inventory between December 27, 2008 and June 28, 2008 to sales of previously reserved inventory as well as physically scrapping a portion of the written-off inventory.

7.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 27,	June 28,
(in thousands)	2008	2008
	(As Restated)
Accrued compensation	$4,317	$6,089
Accrued income tax	10	434
External sales representative commissions	590	615
Other accrued expenses	889	1,641
	$5,806	$8,779

8. DEBT

The long term debt as reported in the consolidated balance sheet as of December 27, 2008 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	2.20%	$1,664	$-	$1,664

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid for the first 12 months.

9.  INDUSTRY AND SEGMENT INFORMATION

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
			(As restated)
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
			(As restated)
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

10.  STOCK REPURCHASE PROGRAM

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

12. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

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

13. INCOME TAXES

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

Income Tax Expense

Income tax expense for the six months ended December 27, 2008 and December 29, 2007 was $1.9 million and $4.0 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

14. INVESTMENT IN AFFILIATES

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

15. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale securities and translation gains (losses) generated by the Company’s consolidated subsidiaries.  The components of comprehensive income net of related tax effects are as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(In Thousands)	2008	2007	2008	2007
	(As Restated)		(As Restated)
Net income	$1,130	$4,396	$4,791	$8,279
Unrealized gain (loss) on securities available for sale, net	523	459	(414)	1,114
Translation gain (loss), net	(1,133)	165	(3,050)	367
Comprehensive income	$520	$5,020	$1,327	$9,760

16. FAIR VALUE MEASUREMENTS

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

Pericom Semiconductor Corporation

The discussion below reflects the impact of our restatement as described in Note 17 of the Notes to the unaudited financial statements.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(As Restated)		(As Restated)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.6%	63.1%	65.2%	63.3%
Gross profit	32.4%	36.9%	34.8%	36.7%
Operating expenses:
Research and development	14.2%	10.5%	11.5%	10.6%
Selling, general and administrative	17.7%	14.2%	16.6%	14.7%
Restructuring charge	0.7%	0.0%	0.3%	0.0%
Total	32.6%	24.7%	28.4%	25.3%

Income from operations	(0.2)%	12.2%	6.4%	11.4%
Interest and other income	4.1%	4.0%	3.2%	3.8%
Other than temporary decline in value of investment	0.0%	0.0%	(0.6)%	0.0%
Income before income taxes	3.9%	16.2%	9.0%	15.2%

Income taxes	(0.1)%	5.8%	2.5%	5.1%
Minority interest in (income) loss of consolidated subsidiaries	(0.1)%	0.0%	(0.1)%	0.0%
Equity in net income (loss) of unconsolidated affiliates	(0.2)%	0.4%	0.0%	0.4%

Net income	3.7%	10.8%	6.4%	10.5%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change
	(As Restated)			(As Restated )
Net revenues	$30,732	$40,726	-24.5%	$74,530	$79,194	-5.9%
% of net sales accounted for by top 5 direct customers (1)	49.5%	36.6%		49.3%	36.4%

Number of direct customers that each account for more than 10% of net sales	2	1		2	1

% of net sales accounted for by top 5 end customers (2)	27.6%	21.8%		27.7%	21.9%

Number of end customers that each account for more than 10% of net sales	0	0		0	0

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue decreased $10.0 million or 24.5% in the second quarter of fiscal 2009 versus the second quarter of fiscal 2008 primarily as the result of:

•	a decrease of $4.3 million or 25.6% in sales of our FCP products to $12.4 million and
•	a decline of sales in analog, digital switch, clock, and interface IC products to $13.2 million, for a 38.6% sales decrease; partially offset by
•	a 98% increase in the sales of connect IC products to $5.2 million, reflecting an increase of $2.6 million.

Net revenue declined $4.7 million or 5.9% in the first half of fiscal 2009 versus the first half of fiscal 2008 primarily as the result of:

•	A decrease of $1.4 million or 4.4% in sales of our FCP products to $30.6 million and
•	a decline of sales in analog, digital switch, clock, and interface IC products to $32.5 million, for a $9.6 million sales decrease; partially offset by
•	a 126.5% increase in the sales of connect IC products to $11.4 million, reflecting an increase of $6.3 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six month periods ended December 27, 2008 and December 29, 2007:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(As Restated)		(As Restated )

China (including Hong Kong)	30%	38%	33%	39%
Taiwan	44%	30%	43%	29%
United States	10%	9%	7%	9%
Singapore	3%	6%	4%	5%
Other (less than 10% each)	13%	18%	13%	17%

Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change
	(As Restated)			(As Restated)

Net revenues	$30,732	$40,726	-24.5%	$74,530	$79,194	-5.9%
Gross profit	9,947	15,032	-33.8%	25,940	29,033	-10.7%
Gross profit as a percentage of net revenues (gross margin)	32.4%	36.9%		34.8%	36.7%

The decrease in gross profit for the three and six month periods ended December 27, 2008 as compared with the same periods of the prior year was primarily due to significant sales declines in the second quarter in all lines except connect IC products.

Specifically, the decrease in gross profit in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 of $5.1 million is the result of:

•	decreased sales of the FCP product family, which led to $1.0 million of decreased gross profit,
•	decreased sales of analog and digital switch, clock and silicon interface products, which led to $3.6 million of decreased gross profit,
•	margin declines which led to $1.9 million of decreased gross profit; partially offset by
•	sales growth in silicon connect IC products, which generated $1.4 million of increased gross profit.

With respect to the decrease in gross profit in the first half of fiscal 2009 as compared to the first half of fiscal 2008 of $3.1 million, the decrease is the result of:

•	decreased sales of the FCP product family, which led to $0.3 million of decreased gross profit,
•	decreased sales of analog and digital switch, clock and silicon interface products, which led to $4.1 of decreased gross profit,
•	margin declines which led to $2.0 million of decreased gross profit; partially offset by
•	sales growth in silicon connect IC products, which generated $3.3 million of increased gross profit;

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

During the three and six months ended December 27, 2008, gross profit and gross margin benefited as a result of the sale of inventory of $14,000 and $77,000, respectively, that we had  previously identified as excess and written down to zero value, as compared with $328,000 and $590,000, respectively, for the same periods of the prior year.

Research and Development

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change
				(As Restated )

Net revenues	$30,732	$40,726	-24.5%	$74,530	$79,194	-5.9%
Research and development	4,363	4,278	2.0%	8,584	8,360	2.7%

R&D as a percentage of net revenues	14.2%	10.5%		11.5%	10.6%

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change
				(As Restated)

Net revenues	$30,732	$40,726	-24.5%	$74,530	$79,194	-5.9%
Selling, general and administration	5,453	5,786	-5.8%	12,354	11,625	6.3%

SG&A as a percentage of net revenues	17.7%	14.2%		16.6%	14.7%

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

Income Tax Expense

	Three Months Ended			Six Months Ended
	December 27,	December 29,	%	December 27,	December 29,	%
(In thousands)	2008	2007	Change	2008	2007	Change
	(As Restated)			(As Restated)
Pre-tax income	$1,178	$6,590	-82.1%	$6,697	$12,040	-44.4%
Income tax (benefit)	(46)	2,344	-102.0%	1,884	4,035	-53.3%

Effective tax rate	(3.9)%	35.6%		28.1%	33.5%

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

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 27, 2008, unrealized losses on marketable securities were $90,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 27, 2008 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at December 27, 2008.

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

The Company’s net cash provided by operating activities of $5.9 million for the six months ended December 27, 2008 was primarily the result of net income of $4.8 million, non-cash expenses of $3.8 million in depreciation and amortization and $1.7 million of share-based compensation expense, partially offset by a $625,000 increase in net deferred taxes and a $495,000 gain on sale of investments in marketable securities. Additional contributions to cash included a $751,000 decrease in accounts receivable and a $914,000 decrease in prepaid and other current assets. Partially offsetting these were a $1.9 million decrease in accounts payable, a $2.3 million increase in inventory and a $1.2 million decrease in other current liabilities. The Company’s net cash provided by operating activities was $ 3.7 million in the six months ended December 29, 2007.

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

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 27, 2008, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that have been affected by recent credit market concerns and had unrealized losses of $90,000. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.

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

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 was originally filed, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.

In connection with the restatement discussed above in Note 2 to our consolidated financial statements in Item 1 of this amended report, our management, with the participation of our principal executive officer and principal financial officer reevaluated our disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures were not effective as of December 27, 2008.

Notwithstanding the material weaknesses that existed at December 27, 2008, management believes, based on its knowledge, that our restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.

Material Weakness

In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of December 27, 2008:

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

As a result of these misstatements, we have concluded that we did not maintain effective controls as of December 27, 2008 over financial reporting. Our processes, procedures and controls were not effective to ensure that the these amounts were accurately reflected in our consolidated financial statements as of and for the period ended December 27, 2008 as previously reported. This control deficiency resulted in the restatement of our December 27, 2008 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of December 27, 2008, constitutes a material weakness.

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

Votes	Votes	Votes
For	Against	Abstained
15,708,776	5,224,726	905,153

3.	To ratify and approve the appointment of Burr, Pilger & Mayer LLP as the independent auditors for the Company for the fiscal year ending June 27, 2009.

Votes	Votes	Votes
For	Against	Abstained
23,547,995	11,475	18,331

Item 6.          Exhibits.

Exhibit	Exhibit
Number	Description

10.1	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Registrant 8-K, filed on December 17, 2008, and incorporated herein by reference
10.2	Amended and Restated 2004 Stock Incentive Plan, filed as Appendix A to the Registrant’s 2008 Proxy Statement, filed on October 23, 2008, and incorporated herein by reference
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: September 25, 2009	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer