Form 10-Q/A
period 2009-03-28
PERICOM SEMICONDUCTOR CORP
filed 2009-09-28
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒  No ❒

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

Large Accelerated Filer ❒	Accelerated Filer ☒

Non-accelerated Filer ❒	Smaller Reporting Company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)

Yes ❒   No ☒

As of May 5, 2009 the Registrant had outstanding 25,306,815 shares of Common Stock.

Explanatory Note

This Form 10-Q/A amends Pericom Semiconductor Corporation’s (the Company) quarterly report on Form 10-Q for the quarter ended March 28, 2009, which was originally filed on May 7, 2009 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly period ended March 28, 2009.

The Company restated its previously filed financial statements and other financial information for the quarters ended September 27, 2008 and December 27, 2008. As a result of the restatements, for the nine months ended March 28, 2009 net revenues were overstated by $98,000; cost of goods sold were understated by $663,000; gross profit and operating income were overstated by $761,000; and net income was overstated by $843,000 as previously reported. In correcting these errors, earnings per share on a fully diluted basis decreased $0.03 per share to $0.20 for the nine months ended March 28, 2009.

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

Form 10-Q for the Quarter Ended March 28, 2009

 INDEX

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 28,	June 28,
	2009	2008
	(Unaudited)	(1)
	(As Restated See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$29,617	$41,646
Short-term investments	69,261	72,108
Accounts receivable
Trade (net of allowances of $1,837 and $1,950)	22,158	29,002
Other receivables	1,602	1,684
Inventories	17,279	17,921
Prepaid expenses and other current assets	1,682	5,943
Deferred income taxes	3,888	3,344
Total current assets	145,487	171,648

Property, plant and equipment – net	34,103	29,173
Investments in unconsolidated affiliates	10,512	10,392
Deferred income taxes – non-current	4,652	4,543
Long-term investments in marketable securities	24,023	10,171
Goodwill	1,665	1,325
Intangible assets	1,823	1,140
Other assets	3,150	3,191
Total assets	$225,415	$231,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,615	$13,431
Accrued liabilities	6,085	8,779
Total current liabilities	13,700	22,210

Long term debt	1,628	-
Deferred tax liabilities	800	800
Income tax liability	1,018	-
Minority interest in consolidated subsidiaries	1,211	1,118
Total liabilities	18,357	24,128

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares	130,819	132,028
authorized; shares issued and outstanding: March 28, 2009,
25,254,000; June 28, 2008, 25,703,000
Retained earnings	77,209	72,162
Accumulated other comprehensive income (loss), net of tax	(970)	3,265
Total shareholders’ equity	207,058	207,455
Total liabilities and shareholders' equity	$225,415	$231,583

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.

See notes to condensed consolidated financial statements

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
			(As Restated See Note 2)

Net revenues	$24,394	$41,177	$98,924	$120,371
Cost of revenues	15,731	25,709	64,321	75,870
Gross profit	8,663	15,468	34,603	44,501
Operating expenses:
Research and development	3,996	4,503	12,580	12,863
Selling, general and administrative	5,136	5,705	17,490	17,330
Restructuring charge	293	-	510	-
Total operating expenses	9,425	10,208	30,580	30,193
Income (loss) from operations	(762)	5,260	4,023	14,308
Interest and other income	1,501	903	3,871	3,895
Other than temporary decline in value of investment	(48)	(52)	(506)	(52)
Income before income taxes	691	6,111	7,388	18,151
Income tax expense	460	2,054	2,344	6,089
Minority interest in income of consolidated subsidiaries	(24)	(47)	(92)	(63)
Equity in net income of unconsolidated affiliates	49	131	95	421
Net income	$256	$4,141	$5,047	$12,420
Basic income per share	$0.01	$0.16	$0.20	$0.48
Diluted income per share	$0.01	$0.16	$0.20	$0.47
Shares used in computing basic income per share	25,218	25,835	25,438	25,823
Shares used in computing diluted income per share	25,282	26,633	25,673	26,657

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(As Restated See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,047	$12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,844	4,126
Stock based compensation	2,698	1,743
Tax benefit resulting from stock option transactions	170	2,312
Excess tax benefit resulting from stock option transactions	(13)	(1,287)
Write off in process research and development	34	-
Other than temporary decline in the value of investments	458	-
Gain on sale of investments	(1,071)	-
Loss on disposal of assets	2	-
Equity in net income of unconsolidated affiliates	(95)	(421)
Minority interest in consolidated subsidiary’s net income (loss)	92	158
Deferred taxes	(677)	531
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	5,275	(8,167)
Inventories	(42)	(3,551)
Prepaid expenses and other current assets	4,509	(281)
Other assets	(11)	(728)
Accounts payable	(4,691)	(841)
Accrued liabilities	(1,569)	(1,577)
Other long term liabilities	-	(3)
Net cash provided by operating activities	15,960	4,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12,683)	(7,482)
Purchase of available for sale investments	(100,683)	(66,242)
Maturities and sales of available for sale investments	89,847	68,901
Cash paid for PTL minority interest acquisition	(1,285)	-
Net cash used in investing activities	(24,804)	(4,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,544	7,730
Excess tax benefit on stock based compensation	13	1,287
Proceeds from mortgage financing	1,669	-
Principal payments on long-term debt and capital leases	-	(784)
Repurchase of common stock	(5,451)	(20,122)
Net cash provided by (used in) financing activities	(2,225)	(11,889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(960)	439
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,029)	(11,839)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646	29,173
End of period	$29,617	$17,334

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2009, the Audit Committee of the Board of Directors of Pericom, following a review by and on the recommendation of the Company’s management, concluded that the Company’s financial statements for the quarters ended September 27, 2008, December 27, 2008 and March 28, 2009 could no longer be relied upon due to accounting errors in the first and second quarters. As a result, the Company has restated the accompanying Condensed Consolidated Financial Statements as of and for the nine months ended March 28, 2009 to correct for these accounting errors:

Correction of an error related to unrealized gains or losses of investments

A previously reported unrealized loss on an investment has been corrected to present it as an other-than-temporary decline in value of investments in the amount of $414,000.

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

Correction of an error related to misclassification of costs

Previously reported cost of revenues has been adjusted for an understatement of $772,000 related to an error in recording of cost data during the company’s conversion to a new enterprise resource planning software.

 The following table presents the effect of the restatement on the consolidated balance sheet (in thousands):

	March 28, 2009
	(As previously
	Reported)	(Adjustments)	(As Restated)
ASSETS
Current Assets:
Cash & cash equivalents	$29,617	$-	$29,617
Short-term investments	69,261	-	69,261
Accounts receivable
Trade (net of allowances of $1,837)	22,158	-	22,158
Other receivables	1,602	-	1,602
Inventories	17,268	11	17,279
Prepaid expenses and other current assets	1,395	287	1,682
Deferred income taxes	3,888	-	3,888
Total current assets	145,189	298	145,487

Property and equipment, net	34,103	-	34,103
Investments in unconsolidated affiliates	10,512	-	10,512
Deferred income taxes-non current	4,652	-	4,652
Long-term investments in marketable securities	24,023	-	24,023
Goodwill	1,665	-	1,665
Intangible assets	1,823	-	1,823
Other assets	3,150	-	3,150
Total assets	$225,117	$298	$225,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,843	772	7,615
Accrued liabilities	6,130	(45)	6,085
Total current liabilities	12,973	727	13,700

Long term debt	1,628		1,628
Deferred tax liabilities	800	-	800
Income tax liability	1,018	-	1,018
Minority interest in consolidated subsidiaries	1,211	-	1,211
Total liabilities	17,630	727	18,357

Shareholders' equity:
Common stock	130,819	-	130,819
Retained earnings	78,052	(843)	77,209
Accumulated other comprehensive income (loss), net of tax	(1,384)	414	(970)
Total shareholders' equity	207,487	(429)	207,058
Total liabilities and shareholders' equity	$225,117	$298	$225,415

The following table presents the effect of the restatement on the consolidated statements of operations (in thousands except for per share amounts):

	Nine Months Ended
	March 28, 2009
	(As previously
	Reported)	(Adjustments)	(As Restated)

Net revenues	$99,022	$(98)	$98,924
Cost of revenues	63,657	663	64,320
Gross profit	35,365	(761)	34,604
Operating expenses:
Research and development	12,580	-	12,580
Selling, general and administrative	17,491	-	17,491
Restructuring charge	510	-	510
Total	30,581	-	30,581
Income from operations	4,784	(761)	4,023
Interest and other income	3,871	-	3,871
Other than temporary decline in value of investment	(92)	(414)	(506)
Income before income taxes	8,563	(1,175)	7,388
Income tax expense	2,676	(332)	2,344
Minority interest in income of consolidated subsidiaries	(92)	-	(92)
Equity in net income (loss) of unconsolidated affiliates	95	-	95
Net income	$5,890	(843)	$5,047
Basic income per share	$0.23	$(0.03)	$0.20
Diluted income per share	$0.23	$(0.03)	$0.20
Shares used in computing basic income per share	25,438		25,438
Shares used in computing diluted income per share	25,673		25,673

The following table presents the effect of the restatement on the consolidated statement of cash flows (in thousands):

	Nine Months Ended
	March 28, 2009
	(As previously
	Reported)	(Adjustments)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,890	$(843)	$5,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,844	-	5,844
Stock based compensation	2,698	-	2,698
Tax benefit resulting from stock option transactions	170	-	170
Excess tax benefit resulting from stock option transactions	(13)	-	(13)
Write off in process research and development	34	-	34
Other than temporary decline in the value of investments	44	414	458
Gain on sale of investments	(1,071)	-	(1,071)
Loss on disposal of assets	2	-	2
Equity in net income of unconsolidated affiliates	(95)	-	(95)
Minority interest in consolidated subsidiary’s net income (loss)	92	-	92
Deferred taxes	(677)	-	(677)
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	5,275	-	5,275
Inventories	(31)	(11)	(42)
Prepaid expenses and other current assets	4,796	(287)	4,509
Other assets	(11)	-	(11)
Accounts payable	(5,463)	772	(4,691)
Accrued liabilities	(1,524)	(45)	(1,569)
Other long term liabilities	-	-	-
Net cash provided by operating activities	15,960	-	15,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12,683)	-	(12,683)
Purchase of available for sale investments	(100,683)	-	(100,683)
Maturities and sales of available for sale investments	89,847	-	89,847
Cash paid for PTL minority interest acquisition	(1,285)	-	(1,285)
Net cash used in investing activities	(24,804)	-	(24,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,544	-	1,544
Excess tax benefit on stock based compensation	13	-	13
Mortgage financing	1,669	-	1,669
Repurchase of common stock	(5,451)	-	(5,451)
Net cash provided by (used in) financing activities	(2,225)	-	(2,225)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(960)	-	(960)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,029)	-	(12,029)
CASH AND CASH EQUIVALENTS:
Beginning of period	41,646		41,646
End of period	$29,617		$29,617

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

Basic and diluted income per share for the three and nine month periods ended March 28, 2009 and March 29, 2008 are computed as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2009	2008	2009	2008
			(As Restated)

Net income	$256	$4,141	$5,047	$12,420
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,218	25,835	25,438	25,823

Basic earnings per share	$0.01	$0.16	$0.20	$0.48

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,218	25,835	25,438	25,823
Dilutive options using the treasury stock method	64	798	235	834
Shares used in computing diluted earnings per share	25,282	26,633	25,673	26,657

Diluted earnings per share	$0.01	$0.16	$0.20	$0.47

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

6.  INVENTORIES

Inventories consist of:

	March 28,	June 28,
(in thousands)	2009	2008
	(As Restated)

Raw materials	$6,807	$6,326
Work in process	5,460	4,472
Finished goods	5,012	7,123
	$17,279	$17,921

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 28, 2009, the Company had $4.6 million of written-off inventory as compared to $5.0 million at June 28, 2008.  The Company attributes this reduction of approximately $0.4 million in obsolete inventory between March 28, 2009 and June 28, 2008 to sales of previously reserved inventory as well as physically scrapping a portion of the written-off inventory.

7.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 28,	June 28,
(in thousands)	2009	2008
	(As Restated)

Accrued compensation	$3,594	$6,089
Accrued income tax	866	434
External sales representative commissions	439	615
Other accrued expenses	1,186	1,641
	$6,085	$8,779

8. DEBT

The long term debt as reported in the consolidated balance sheet as of March 28, 2009 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.8%	$1,628	$-	$1,628

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
			(As Restated)
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
			(As Restated)

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

Additional information regarding options outstanding and exercisable as of March 28, 2009 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of March 28, 2009	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of March 28, 2009	Weighted Average Exercise Price
$ 4.44	$ 5.25	137,000	0.7	$ 5.23	131,000	$ 5.25
$ 5.48	$ 10.68	1,467,000	6.3	$ 8.96	1,109,000	$ 8.85
$ 10.77	$ 13.96	811,000	4.0	$ 12.33	702,000	$ 12.46
$ 14.00	$ 16.56	790,000	6.3	$ 15.46	423,000	$ 15.36
$ 16.59	$ 37.22	673,000	1.7	$ 25.69	653,000	$ 25.94
$ 4.44	$ 37.22	3,878,000	4.8	$ 13.76	3,018,000	$ 14.15

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

Income Tax Expense

Income tax expense for the nine months ended March 28, 2009 and March 29, 2008 was $2.3 million and $6.1 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

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

15. COMPREHENSIVE INCOME

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale securities and foreign currency translation gains (losses) generated by the Company’s consolidated subsidiaries.  The components of comprehensive income, net of related tax effects, are as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In Thousands)	2009	2008	2009	2008
			(As Restated)

Net income	$256	$4,141	$5,047	$12,420
Unrealized gain (loss) on securities available for sale, net	77	320	(337)	1,434
Translation gain (loss), net	(848)	2,588	(3,898)	2,955
Comprehensive income (loss)	$(515)	$7,049	$812	$16,809

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

17. RESTRUCTURING CHARGE

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

Pericom Semiconductor Corporation

The discussion below reflects the impact of as previously reported restatements to our financial results for the first and second quarters ended September 27, 2008 and December 27, 2009, respectively, on our year-to-date results for this quarter ended March 28, 2009.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
			(As Restated)

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.5%	62.4%	65.0%	63.0%
Gross profit	35.5%	37.6%	35.0%	37.0%
Operating expenses:
Research and development	16.4%	10.9%	12.7%	10.7%
Selling, general and administrative	21.1%	13.9%	17.7%	14.4%
Restructuring charge	1.2%	0.0%	0.5%	0.0%
Total	38.7%	24.8%	30.9%	25.1%

Income (loss) from operations	(3.2)%	12.8%	4.1%	11.9%
Interest and other income	6.2%	2.2%	3.9%	3.2%
Other than temporary decline in value of investment	(0.2)%	(0.1)%	(0.5)%	0.0%
Income before income taxes	2.8%	14.9%	7.5%	15.1%

Income taxes	1.9%	5.0%	2.4%	5.1%
Minority interest in income of consolidated subsidiaries	(0.1)%	(0.1)%	(0.1)%	0.0%
Equity in net income of unconsolidated affiliates	0.2%	0.3%	0.1%	0.3%

Net income	1.0%	10.1%	5.1%	10.3%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	March 28,	March 29,	%	March 28,	March 29,	%
	2009	2008	Change	2009	2008	Change
				(As Restated)
Net revenues	$24,394	$41,177	-40.8%	$98,924	$120,371	-17.8%
% of net sales accounted for by top 5 direct customers (1)	52.4%	41.6%		50.1%	38.1%

Number of direct customers that each account for more than 10% of net sales	2	1		2	1

% of net sales accounted for by top 5 end customers (2)	30.1%	22.2%		27.5%	21.8%

Number of end customers that each account for more than 10% of net sales	1	0		1	0

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Over the past two quarters we have experienced a sharp decline in revenue, which is consistent with declining end-market demand and inventory reduction initiatives across the supply chain.  Net revenue decreased $16.8 million or 40.8% in the third quarter of fiscal 2009 versus the third quarter of fiscal 2008 primarily as the result of:

•	a decrease of $7.4 million or 44.1% in sales of our FCP products to $9.3 million and
•	a $9.4 million decline in sales of IC products to $15.1 million, for a 38.4% sales decrease.

Net revenue declined $21.4 million or 17.8% for the first nine months of fiscal 2009 versus the first nine months of fiscal 2008 primarily as the result of:

•	a decrease of $8.7 million or 17.9% in sales of our FCP products to $40.0 million and
•	a decline in sales of IC products to $59.0 million, for a $12.7 million or 17.7% decrease.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine month periods ended March 28, 2009 and March 29, 2008:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
			(As Restated)

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change
				(As Restated)
Net revenues	$24,394	$41,177	-40.8%	$98,924	$120,371	-17.8%
Gross profit	8,663	15,468	-44.0%	34,603	44,501	-22.2%
Gross profit as a percentage of net revenues (gross margin)	35.5%	37.6%		35.0%	37.0%

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

With respect to the decrease in gross profit in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 of $9.9 million, the decrease is the result of:

•	decreased sales of the FCP product family, which led to $2.2 million of decreased gross profit,
•	decreased sales of IC products, which led to $5.3 million of decreased gross profit, and
•	margin declines which led to $2.4 million of decreased gross profit.

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

During the three and nine months ended March 28, 2009, gross profit and gross margin benefited as a result of the sale of inventory of $23,000 and $100,000, respectively, that we had previously identified as excess and written down to zero value, as compared with $364,000 and $954,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change
				(As Restated)

Net revenues	$24,394	$41,177	-40.8%	$98,924	$120,371	-17.8%
Research and development	3,996	4,503	-11.3%	12,580	12,863	-2.2%

R&D as a percentage of net revenues	16.4%	10.9%		12.7%	10.7%

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change
				(As Restated)
Net revenues	$24,394	$41,177	-40.8%	$98,924	$120,371	-17.8%
Selling, general and administration	5,136	5,705	-10.0%	17,490	17,330	0.9%

SG&A as a percentage of net revenues	21.1%	13.9%		17.7%	14.4%

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

Income Tax Expense
	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2009	2008	Change	2009	2008	Change
				(As Restated)

Pre-tax income	$691	$6,111	-88.7%	$7,388	$18,151	-59.3%
Income tax	460	2,054	-77.6%	2,344	6,089	-61.5%

Effective tax rate	67%	34%		32%	34%

The decrease in income tax expense for the three and nine months ended March 29, 2008 over the same periods of the prior year is due to the significant decreases in income before income taxes in the second and third quarters as well as the reinstatement of the research and development tax credit. The high effective tax rate for the quarter ended March 28, 2009 is due to adjustments to reflect management’s current estimate of the annual effective tax rate of 32%. The 32% year-to-date effective tax rate is reduced from the rate in fiscal 2008 primarily as a result of the reduced level of pretax income and the earnings mix between tax jurisdictions.

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

Liquidity and Capital Resources

As restated of March 28, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $122.9 million as compared with $123.9 million on June 28, 2008.

The Company’s investments in debt securities include government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 28, 2009, unrealized losses on marketable securities were $13,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 28, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at March 28, 2009.

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

The Company’s net cash provided by operating activities of $16.0 million for the nine months ended March 28, 2009 was primarily the result of net income of $5.0 million, non-cash expenses of $5.8 million in depreciation and amortization and $2.7 million of share-based compensation expense, partially offset by a $677,000 increase in net deferred taxes and a $1.1 million gain on sale of investments in marketable securities. Additional contributions to cash included a $5.3 million decrease in accounts receivable and a $4.5 million decrease in prepaid expenses and other current assets. Partially offsetting these were a $4.7 million decrease in accounts payable and a $1.6 million decrease in other current liabilities. The Company’s net cash provided by operating activities was $4.4 million in the nine months ended March 29, 2008.

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

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 28, 2009, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that have been affected by recent credit market concerns and had unrealized losses of $13,000. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.

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

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 was originally filed, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.

In connection with the restatement discussed above in Note 2 to our consolidated financial statements in Item 1 of this amended report, our management, with the participation of our principal executive officer and principal financial officer reevaluated our disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures were not effective as of March 28, 2009.

Notwithstanding the material weaknesses that existed at March 28, 2009, management believes, based on its knowledge, that our restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.

Material Weakness

In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of March 28, 2009:

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

As a result of these misstatements, we have concluded that we did not maintain effective controls as of March 28, 2009 over financial reporting. Our processes, procedures and controls were not effective to ensure that the these amounts were accurately reflected in our consolidated financial statements as of and for the period ended March 28, 2009 as previously reported. This control deficiency resulted in the restatement of our March 28, 2009 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of March 28, 2009, constitutes a material weakness.

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