Form 10-Q
period 2009-09-26
PERICOM SEMICONDUCTOR CORP
filed 2009-11-05
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of November 4, 2009 the Registrant had outstanding 25,568,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 26, 2009

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of
	September 26, 2009 and June 27, 2009	3

	Condensed Consolidated Statements of Operations
	for the three months ended September 26, 2009
	and September 27, 2008	4

	Condensed Consolidated Statements of Cash Flows
	for the three months ended September 26, 2009
	and September 27, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	30

Item 4:	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	32

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds	41

Item 6:	Exhibits	43

Signatures		44

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 26,	June 27,
	2009	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$43,516	$37,321
Restricted cash	3,200	3,200
Short-term investments	74,578	75,471
Accounts receivable
Trade (net of allowances of $2,351 and $2,163)	21,791	22,875
Other receivables	1,687	1,663
Inventories	16,032	16,340
Prepaid expenses and other current assets	1,288	2,075
Deferred income taxes	2,723	2,433
Total current assets	164,815	161,378

Property, plant and equipment – net	48,799	47,238
Investments in unconsolidated affiliates	11,319	10,826
Deferred income taxes – non-current	3,708	4,657
Long term investments in marketable securities	9,108	11,780
Goodwill	1,679	1,673
Intangible assets	1,696	1,764
Other assets	6,900	6,742
Total assets	$248,024	$246,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,667	$10,824
Accrued liabilities	12,049	15,118
Current portion of long term debt	91	60
Total current liabilities	23,807	26,002

Long term debt	1,605	1,610
Industrial development subsidy	4,217	3,718
Other long term liabilities	1,274	1,287
Total liabilities	30,903	32,617

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 26, 2009,
25,515,000; June 27, 2009, 25,462,000	134,375	133,162
Retained earnings	79,584	78,249
Accumulated other comprehensive income, net of tax	1,908	797
Total Pericom shareholders’ equity	215,867	212,208
Noncontrolling interests in consolidated subsidiaries	1,254	1,233
Total equity	217,121	213,441
Total liabilities and equity	$248,024	$246,058

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 28, 2008.
See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2009	2008

Net revenues	$32,952	$43,798
Cost of revenues	22,416	27,805
Gross profit	10,536	15,993
Operating expenses:
Research and development	4,046	4,221
Selling, general and administrative	6,828	6,901
Total operating expenses	10,874	11,122
Income (loss) from operations	(338)	4,871
Interest and other income	1,643	1,106
Other-than-temporary decline in value of investment	-	(458)
Income before income taxes	1,305	5,519
Income tax expense	475	1,930
Income from consolidated companies	830	3,589
Equity in net income of unconsolidated affiliates	527	117
Net income	1,357	3,706
Net income attributable to the noncontrolling interests	(22)	(45)
Net income attributable to Pericom shareholders	$1,335	$3,661
Basic income per share to Pericom shareholders	$0.05	$0.14
Diluted income per share to Pericom shareholders	$0.05	$0.14
Shares used in computing basic income per share	25,509	25,679
Shares used in computing diluted income per share	25,678	26,239

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,357	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,939	1,964
Stock based compensation	930	795
Excess tax benefit resulting from stock option transactions	-	(58)
Other than temporary decline in the value of investments	-	458
Gain on sale of investments	(946)	(25)
Equity in net income of unconsolidated affiliates	(527)	(117)
Deferred taxes	465	(643)
Changes in assets and liabilities:
Accounts receivable	1,361	(4,169)
Inventories	473	(1,028)
Prepaid expenses and other current assets	756	829
Other assets	(219)	(248)
Accounts payable	740	1,915
Accrued liabilities	(3,137)	344
Other long term liabilities	483	-
Net cash provided by operating activities	3,675	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,888)	(2,468)
Purchase of available-for-sale investments	(22,650)	(29,458)
Maturities and sales of available-for-sale investments	27,616	28,470
Net cash provided by (used in) investing activities	2,078	(3,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	282	426
Excess tax benefit resulting from stock option transactions	-	58
Repurchase of common stock	-	(2,668)
Net cash provided by (used in) financing activities	282	(2,184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	160	(660)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,195	(2,577)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,321	41,646
End of period	$43,516	$39,069

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 26, 2009, the results of operations for the three months ended September 26, 2009 and September 27, 2008 and cash flows for the three months ended September 26, 2009 and September 27, 2008.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 25, 2009.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three months ended September 26, 2009 and September 27, 2008 are not necessarily indicative of the results to be expected for the entire year.  The three month periods ended September 26, 2009 and September 27, 2008 each had 13 weeks.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Taiwan Limited Corporation (“PTL”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”) as well as its majority owned subsidiary, SaRonix-eCERA Corporation (“SRe”). In addition PAL has a wholly-owned subsidiary, PSE Technology (Shandong) Corporation ("PSE"), in China to operate a factory for the development and manufacture of frequency control products (“FCPs”). The Company eliminates all significant intercompany balances and transactions in consolidation.

WARRANTY The Company offers a standard one-year product replacement warranty.  In the past, the Company has not had to accrue for a general warranty reserve, but assesses the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized.  On occasion, management may determine to accept product returns beyond the standard one-year warranty period.  In those instances, the Company accrues for the estimated cost at the time management decides to accept the return.  Because of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant.  Accordingly, historical warranty costs have not been material.

SUBSEQUENT EVENTS The Company has evaluated subsequent events through November 5, 2009. During the period from September 26, 2009 to November 5, 2009, the Company did not have any material recognizable subsequent events.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as  Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Effective June 28, 2009, the Company adopted the FASB Codification and its adoption did not have an impact on its condensed consolidated financial statements. The Company has updated its disclosures with the appropriate FASB Codification references during the three months ended September 26, 2009.  As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued ASC No. 805, Business Combinations (“ASC 805”), previously referred to as  SFAS 141(R), Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of ASC 805 are effective for the fiscal year beginning June 28, 2009.  The adoption of  ASC 805 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. ASC 810-10-65 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10-65 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10-65 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810-10-65 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. The Company has adopted this standard, and prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

2. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following period-ending dates are composed of:

	September 26, 2009			June 27, 2009
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA customer relationships	$110	$(110)	$-	$109	$(109)	$-
eCERA trade name	40	(23)	17	40	(22)	18
Core developed technology	1,850	(825)	1,025	1,833	(757)	1,076
SaRonix supplier relationship	398	(159)	239	398	(143)	255

Total amortizable purchased intangible assets	2,398	(1,117)	1,281	2,380	(1,031)	1,349

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,813	$(1,117)	$1,696	$2,795	$(1,031)	$1,764

In fiscal 2009, the Company acquired the outstanding noncontrolling interest of PTL. This resulted in an increase of $904,000 in intangible assets, consisting of core developed technology, which will be amortized over five years.

Amortization expense related to finite-lived purchased intangible assets was approximately $82,000 and $42,000 for the three month periods ended September 26, 2009 and September 27, 2008, respectively.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 27, 2009. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately four years.  We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Months from 9/26/2009
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-PTL	$184	$184	$184	$184	$16
Expected amortization-SaRonix	117	117	117	94	-
Expected amortization-eCERA	29	29	26	-	-
	$330	$330	$327	$278	$16

3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share attributable to Pericom shareholders for the three month periods ended September 26, 2009 and September 27, 2008 are computed as follows:

	Three Months Ended
	September 26,	September 27,
(in thousands, except per share data)	2009	2008

Net income attributable to Pericom shareholders	$1,335	$3,661
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,509	25,679

Basic earnings per share attributable to Pericom shareholders	$0.05	$0.14

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,509	25,679
Dilutive options using the treasury stock method	169	560
Shares used in computing diluted earnings per share	25,678	26,239

Diluted earnings per share attributable to Pericom shareholders	$0.05	$0.14

Options to purchase 2,908,000 and 1,828,000 shares of common stock, and restricted stock units of 89,000 and 60,000 were outstanding as of September 26, 2009 and September 27, 2008 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	September 26,	June 27,
(in thousands)	2009	2009

Raw materials	$6,013	$5,529
Work in process	4,776	5,369
Finished goods	5,243	5,442
	$16,032	$16,340

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of September 26, 2009, the Company had $3.5 million of written-off inventory as compared to $4.1 million at June 27, 2009.  The Company attributes this reduction of approximately $600,000 in obsolete inventory between September 26, 2009 and June 27, 2009 to sales of previously reserved inventory as well as physically scrapping a portion of the written-off inventory.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 26,	June 27,
(in thousands)	2009	2009

Accrued construction liabilities	$6,617	$8,958
Accrued compensation	3,520	3,815
Accrued income tax	637	971
External sales representative commissions	565	470
Other accrued expenses	710	904
	$12,049	$15,118

6. DEBT

The short and long term debt as reported in the consolidated balance sheet as of September 26, 2009 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.75%	$1,696	$91	$1,605

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid until January 2010.

7.  COMMITMENTS

The Company’s future minimum commitments at September 26, 2009 are as follows:

	Months from 9/26/2009
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Thereafter	Total
Operating lease payments	$1,542	$1,225	$1,181	$1,124	$283	$-	$5,355
Mortgage loan	120	156	156	153	150	1,249	1,984
Capital equipment purchase commitments	8,445	848	-	-	-	-	9,293
Total	$10,107	$2,229	$1,337	$1,277	$433	$1,249	$16,632

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

8.  INDUSTRY AND SEGMENT INFORMATION

ASC No. 280, Segment Reporting, established annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.  The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	September 26,	September 27,
	2009	2008
Customer A	23%	18%
Customer B	15%	14%
Customer C	10%	*
All others	52%	68%
	100%	100%

	Accounts Receivable
	Three Months Ended
	September 26,	September 27,
	2009	2008
Customer A	28%	16%
Customer C	*	10%
All others	72%	74%
	100%	100%

* Less than 10 percent of total net revenues and accounts receivable

For geographical reporting, we attribute net revenues to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26,	September 27,
	2009	2008

Taiwan	$17,604	$18,323
China (including Hong Kong)	8,940	15,433
United States	2,267	2,504
Other (less than 10% each)	4,141	7,538
Total net revenues	$32,952	$43,798

Long-lived assets consist of all non-monetary assets, excluding financial assets, goodwill and intangible assets. We attribute long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of September 26, 2009 and June 27, 2009:

	September 26,	June 27,
	2009	2009

China (including Hong Kong)	$24,177	$21,806
Taiwan	18,763	19,424
United States	4,296	4,445
Other countries	1,563	1,563
Total	$48,799	$47,238

9.  STOCK REPURCHASE PROGRAM

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of the Company’s common stock, and on April 29, 2008, the Board of Directors authorized the repurchase of an additional $30 million of common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the three month period ended September 26, 2009, the Company did not repurchase any shares of common stock. During the three month period ended September 27, 2008, the Company repurchased approximately 200,000 shares for an aggregate cost of $2.7 million, which included the shares needed to complete the repurchase of 2.0 million shares under the 2007 authority.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of September 26, 2009, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At September 26, 2009 the Company had four stock option plans and one employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 3.6 million shares of common stock as of September 26, 2009 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

The Company may grant options at the fair value on the grant date for incentive stock options and nonqualified stock options.  Options vest over periods of up to 72 months as determined by the Board of Directors.  Options granted under the Plans expire 10 years from the grant date.

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

We did not grant any stock options for the three months ended September 26, 2009. The value of the Company’s stock options granted under its stock option plans during the three months ended  September 27, 2008 was estimated at the date of grant using the following weighted average assumptions:

Three
Months Ended
September 27,
2008
Expected Life	5.2 years
Risk-free interest rate	3.29%
Volatility	46%
Dividend Yield	0%

The weighted average fair value of options granted during the three months ended September 27, 2008  was $6.64.

The following table summarizes the Company’s stock option activity for the three months ended September 26, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 27, 2009	3,755	$14.00	4.9	$427

Granted	-	-
Exercised	-	-
Cancelled or expired	(8)	10.22
Options outstanding at September 26, 2009	3,747	$14.01	4.6	$1,677

Options vested and expected to vest at September 26, 2009	3,664	$14.04	4.5	$1,632
Options exercisable at September 26, 2009	3,028	$14.45	3.8	$1,266

At September 26, 2009, 3.6 million shares were available for future grants under the option plans.

At September 26, 2009, expected future compensation expense relating to options outstanding at that date is $3.2 million, which will be amortized to expense over a weighted average period of 2.1 years.

Additional information regarding options outstanding and exercisable as of September 26, 2009 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of September 26, 2009	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of September 26, 2009	Weighted Average Exercise Price

$4.89	$8.65	764,000	6.2	$8.00	595,000	$8.13
$8.67	$10.77	814,000	6.2	$9.94	617,000	$9.79
$10.85	$14.20	853,000	2.8	$12.80	812,000	$12.83
$14.23	$17.81	752,000	5.9	$15.96	448,000	$16.20
$17.85	$37.22	564,000	1.0	$27.25	556,000	$27.38
$4.89	$37.22	3,747,000	4.6	$14.01	3,028,000	$14.45

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. During the quarter ended September 26, 2009, a number of RSU’s vested but were not released to employees as a blackout on employee activity in Pericom stock was in place during the quarter. The vested RSUs will be released the next time the blackout is lifted. A summary of activity of RSUs for the three months ended September 26, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 27, 2009	349	$10.18	2.1	$2,980

Awarded	2	$8.37
Released	-
Forfeited	(6)	9.59
RSUs outstanding at September 26, 2009	345	$10.18	2.0	$3,397

RSUs vested and expected to vest after September 26, 2009	254	$10.18	1.9	$2,506

At September 26, 2009, expected future compensation expense relating to RSU’s is $2.1 million, which will be amortized to expense over a weighted average period of 3.2 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.1 million shares of the Company’s Common Stock for issuance under this Plan, of which 311,000 remain available at September 26, 2009 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first three months of fiscal years 2010 and 2009, the Company issued 53,182 and 24,956 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.31 and $10.76, respectively.  The weighted average fair value of the awards for the first three months of fiscal 2010 and 2009 were $3.76 and $4.31 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	September 26,	September 27,
	2009	2008
Expected Life	13.5 months	13.5 months
Risk-free interest rate	0.63%	2.19%
Volatility	69%	61%
Dividend Yield	0%	0%

The following table summarizes activity in the Company’s employee stock purchase plan during the three months ended September 26, 2009:

	Shares	Weighted Average Purchase Price

Beginning Available	363,906
Purchases	(53,182)	$5.31

Ending Available	310,724

At September 26, 2009, the Company had $664,000 in unamortized share-based compensation related to its employee stock purchase plan.  The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 1.0 years.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended September 26, 2009 and September 27, 2008 generated from the plans mentioned above:

	Three Months Ended
	September 26,	September 27,
(In Thousands)	2009	2008

Cost of goods sold	$63	$51
Research and development	352	307
Selling, general and administrative	515	437
Pre-tax share-based compensation expense	930	795
Income tax impact	236	278
Net share-based compensation expense	$694	$517

Share-based compensation by type of award is as follows:

	Three Months Ended
	September 26,	September 27,
(In Thousands)	2009	2008

Stock options	$500	$573
Restricted stock units	197	51
Stock purchase plan	233	171
Total share-based compensation expense	$930	$795

The amount of share-based compensation expense in inventory at September 26, 2009 and June 27, 2009 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of September 26, 2009, the Company has recorded a valuation allowance of $819,000 against its deferred tax assets.  In addition, as of September 26, 2009 the Company had accrued $84,000 for any interest and penalties related to unrecognized tax benefits.  The Company’s total amount of unrecognized tax benefits as of September 26, 2009 was $756,000.  All of this amount would affect the corporation’s tax rate if recognized.  The tax years 2004 to 2009 remain open in the United States.

Income Tax Expense

Income tax expense for the three months ended September 26, 2009 and September 27, 2008 was $475,000 and $1.9 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

12. INVESTMENTS IN AFFILIATES

Our investments in unconsolidated affiliates are comprised of the following:

	September 26,	June 27,
(in thousands)	2009	2009

Pericom Technology, Inc.	$9,274	$8,806
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,045	2,020
Total	$11,319	$10,826

The Company has an approximate 42.7% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For the first three months of fiscal 2010 and 2009, the Company’s allocated portion of PTI’s results was income of $468,000 and $60,000, respectively. Condensed operating results of PTI were as follows:

	Three Months Ended
	September 26,	September 27,
(in thousands)	2009	2008

Revenue	$3,817	$3,550
Gross profit	1,877	1,756
Operating income	852	460
Net income	1,096	242

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe. For the first three months of fiscal 2010 and 2009, the Company’s allocated portion of JCP’s results was income of $59,000 and $57,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Effective June 28, 2009, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is shown on the face of condensed consolidated income statement.

The Company consolidates its subsidiary SRe, which has noncontrolling interests. Parties other than the Company own approximately 2.71% of the outstanding shares of SRe at September 26, 2009, and as of this date the noncontrolling interests in SRe were valued at $1.3 million.

Comprehensive income consists of net income, net unrealized gain (loss) on available-for-sale securities and foreign currency translation gain (loss) generated by the Company’s consolidated subsidiaries.  Changes in equity including comprehensive income for the three months ended September 27, 2008 and September 26, 2009 are as follows:

(In Thousands)	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance June 28, 2008	$207,455	$1,118	$208,573
Net income	3,661	45	3,706
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(937)	-	(937)
Translation gain (loss), net	(1,917)	-	(1,917)
Total comprehensive income	807	45	852
Issuance of common stock - options and ESPP	425	-	425
Stock expense - APIC	795	-	795
Stock repurchases	(2,668)	-	(2,668)
Balance September 27, 2008	$206,814	$1,163	$207,977

Balance June 27, 2009	$212,208	$1,233	$213,441
Net income	1,335	22	1,357
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	469	-	469
Translation gain (loss), net	641	-	641
Total comprehensive income	2,445	22	2,467
Issuance of common stock - options and ESPP	284	-	284
Stock expense - APIC	930	-	930
Stock repurchases	-	-	0
Balance September 26, 2009	$215,867	$1,255	$217,122

14. SHORT- AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES

 The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At September 26, 2009 and June 27, 2009, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

	As of September 26, 2009			As of June 27, 2009
(in thousands)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Market Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Market Value
Available-for-Sale Securities
Corporate bonds and notes	$47,076	$1,620	$48,696	$45,875	$1,093	$46,968
Government securities	24,292	293	24,585	29,522	295	29,817
Asset/mortgage backed securities	10,564	(159)	10,405	10,702	(309)	10,393
Total	$81,932	$1,754	$83,686	$86,099	$1,079	$87,178

The following table shows the gross unrealized gains and losses of the Company’s investments, aggregated by investment category, at September 26, 2009 and June 27, 2009:

	As of September 26, 2009			As of June 27, 2009
(in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain (Loss)
Unrealized Gains (Losses)
Corporate bonds and notes	$1,629	$(9)	$1,620	$1,107	$(14)	$1,093
Government securities	295	(2)	293	328	(33)	295
Asset/mortgage backed securities	82	(241)	(159)	98	(407)	(309)
Total	$2,006	$(252)	$1,754	$1,533	$(454)	$1,079

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 26, 2009 and June 27, 2009:

	Securities in Portfolio with Unrealized Losses at September 26, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

Corporate bonds and notes	$4,301	$9	$-	$-	$4,301	$9
Government securities	1,297	2	-	-	1,297	2
Asset/mortgage backed securities	1,855	3	1,653	238	3,508	241
	$7,453	$14	$1,653	$238	$9,106	$252

	Securities in Portfolio with Unrealized Losses at June 27, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

Corporate bonds and notes	$4,504	$12	$494	$2	$4,998	$14
Government securities	3,226	33	-	-	3,226	33
Asset/mortgage backed securities	2,203	29	2,327	378	4,530	407
	$9,933	$74	$2,821	$380	$12,754	$454

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in other comprehensive income in shareholders’ equity.

The Company records gains or losses on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended September 26, 2009 and September 27, 2008, proceeds from sales of available-for-sale securities were $25.6 million and $27.0 million, respectively, and realized gains (losses) were $946,000 and $(12,000), respectively.

In addition, the Company recognized an other-than-temporary impairment (“OTTI”) credit loss of $414,000 for the three months ended September 27, 2008 which was reclassified out of other comprehensive income. Activity for the three months ended September 26, 2009 related to the pretax available-for-sale credit loss component reflected within retained earnings for securities still held at September 26, 2009 was as follows:

Three
Months ended
September 26,
(In Thousands)	2009

Beginning balance of credit losses on available-for-sale securities	$414
Addditional credit losses for which an OTTI loss was previously recognized	-
Addditional credit losses for which an OTTI loss was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities the Company intends to sell or more likely than not will be required to sell	-
Ending balance of credit losses on available-for-sale securities	$414

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of September 26, 2009. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2048.

(in thousands)	September 26, 2009
Contractual Maturities
Less than 12 months	$14,354
One to three years	28,536
Over three years	32,300
MBS or ABS	8,496
Total	$83,686

15. FAIR VALUE MEASUREMENTS

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis.  All of our investments are classified as Level 2 at September 26, 2009. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Corporate bonds and notes	$48,696	$-	$48,696	$-
Government securities	24,585	-	24,585	-
Asset/mortgage backed securities	10,405	-	10,405	-
Total	$83,686	$-	$83,686	$-

(1)	Included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheet

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans and mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 26, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at September 26, 2009.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s expected revenues for the second quarter of fiscal 2010, the Company’s sales to Taiwan and China, plans to remediate the material weaknesses in our internal control over financial reporting, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 26,	September 27,
	2009	2008

Net revenues	100.0%	100.0%
Cost of revenues	68.0%	63.5%
Gross profit	32.0%	36.5%
Operating expenses:
Research and development	12.3%	9.6%
Selling, general and administrative	20.7%	15.8%
Total	33.0%	25.4%

Income (loss) from operations	(1.0)%	11.1%
Interest and other income	5.0%	2.5%
Other-than-temporary decline in value of investment	0.0%	(1.0)%
Income before income taxes	4.0%	12.6%

Income taxes	1.5%	4.4%
Income from consolidated companies	2.5%	8.2%
Equity in net income of unconsolidated affiliates	1.6%	0.3%
Net income	4.1%	8.5%
Net income attributable to the noncontrolling interests	0.0%	(0.1)%

Net income attributable to Pericom shareholders	4.1%	8.4%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(In thousands)	September 26, 2009	September 27, 2008	% Change

Net revenues	$32,952	$43,798	-24.8%
% of net sales accounted for by top 5 direct customers (1)	56.0%	49.5%
Number of direct customers that each account for more than 10% of net sales	3	2
% of net sales accounted for by top 5 end customers (2)	34.4%	29.5%
Number of end customers that each account for more than 10% of net sales	1	1

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Over the past two quarters we have experienced a sharp decline in revenue, which is consistent with declining end-market demand and inventory reduction initiatives across the supply chain.  Net revenue decreased $10.8 million or 24.8% in the first quarter of fiscal 2010 versus the first quarter of fiscal 2009 primarily as the result of:

•	a decrease of $6.3 million or 34.8% in sales of our FCP products to $11.9 million and
•	a $4.5 million decline in sales of IC products to $21.1 million, for a 17.6% sales decrease.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26,	September 27,
	2009	2008

Taiwan	54%	42%
China (including Hong Kong)	27%	35%
United States	7%	6%
Other (less than 10% each)	12%	17%
Total net revenues	100%	100%

For the three months ended September 26, 2009 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of continued demand for technological devices and an increasing concentration of contract manufacturing there. We expect our future sales to continue to grow, as a percentage of net revenues, in Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to continue a modest decline.

We have announced our expectation that fiscal second quarter revenues will show improvement from the amount reported for the fiscal first quarter based in part on improved bookings and backlog at the beginning of the second quarter. Our net revenue levels have been highly dependent on the number of new orders that are received for products to be delivered to the customer within the same quarter, also called “turns” orders.  Because of our lack of visibility into demand when turns orders are high, it is difficult to predict which products to build to match future demand.  We believe the current high level of turns orders will continue indefinitely.  The sustainability of customer demand is uncertain and our markets are highly dependent on worldwide economic conditions.  The high level of turns orders together with the uncertainty of product mix and pricing makes it difficult to predict future levels of sales and may require us to carry higher levels of inventory.

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended
	September 26,	September 27,	%
(In thousands)	2009	2008	Change

Net revenues	$32,952	$43,798	-24.8%
Gross profit	10,536	15,993	-34.1%
Gross profit as a percentage of net revenues (gross margin)	32.0%	36.5%

The decrease in gross profit for the three months ended September 27, 2009 as compared with the same period of the prior year was primarily due to significant sales declines in both IC and FCP products. To a lesser extent margin decreases also contributed, and reflect both a competitive marketplace as well as somewhat higher production costs due to lower volumes and higher overhead absorption rates.

Specifically, the decrease in gross profit in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 of $5.5 million is the result of:

•	decreased sales, which led to $3.5 million of decreased gross profit, and

•	margin declines, which led to $2.0 million of decreased gross profit.

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

During the three months ended September 26, 2009 and September 27, 2008, gross profit and gross margin benefited as a result of the sale of inventory of $63,000 that we had previously identified as excess and written down to zero value.

Research and Development(“R&D”)

	Three Months Ended
	September 26,	September 27,	%
(In thousands)	2009	2008	Change

Net revenues	$32,952	$43,798	-24.8%
Research and development	4,046	4,221	-4.1%

R&D as a percentage of net revenues	12.3%	9.6%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $175,000 expense reduction for the three month period ended September 26, 2009 as compared to the same period of the prior year reflects the restructuring program completed last year and cost saving efforts, with reductions of $256,000 in salaries and bonus, partially offset by a $98,000 increase in fabrication and assembly expenses.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	September 26,	September 27,	%
(In thousands)	2009	2008	Change

Net revenues	$32,952	$43,798	-24.8%
Selling, general and administrative	6,828	6,901	-1.1%

SG&A as a percentage of net revenues	20.7%	15.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense decrease of $73,000 for the three month period ended September 26, 2009 as compared to the same period of the prior year is attributable primarily to savings related to reduced sales volumes, with reduced expenditures for compensation ($716,000), commissions ($166,000), travel and entertainment ($136,000), and samples and postage ($106,000), with the savings nearly offset by increased expenditures of $1.2 million for legal and accounting fees in connection with the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing.

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

Interest and Other Income, Net

	Three Months Ended
(In thousands)	September 26,	September 27,	%
	2009	2008	Change

Interest income, net	$1,762	$917	92.1%
Exchange gain (loss)	(118)	230	-151.3%
Other income (expense)	(1)	(41)	-97.6%

Interest and other income	$1,643	$1,106	48.6%

The $537,000 increase in interest and other income for the three month period ended September 26, 2009 as compared with the same period of the prior year was primarily the result of $946,000 of realized gains on sales of short-term investments this year as compared with a small realized loss last year, partially offset by the $348,000 adverse change due to exchange rates, which went from causing a gain last year to a loss this year as the US dollar weakened against the Taiwan dollar.

Other-Than-Temporary Decline in Value of Investment

Other-than-temporary decline in value of investment decreased to zero for the three month period ended September 26, 2009 as compared with $458,000 in the same period of the prior year. The prior year decline was primarily caused by a $414,000 loss in value of an investment security held in our short-term investment portfolio, which resulted from the issuing company filing for Chapter 11 bankruptcy protection. The Company’s investment guidelines require a diversified portfolio of investment grade instruments, and it is unlikely that any future impairments on individual securities would be material to the Company’s liquidity and financial position.

Income Tax Expense

	Three Months Ended
	September 26,	September 27,	%
(In thousands)	2009	2008	Change

Pre-tax income	$1,305	$5,519	-76.4%
Income tax	475	1,930	-75.4%

Effective tax rate	36%	35%

The decrease in income tax expense for the three months ended September 29, 2008 over the same period of the prior year is due to the significant decrease in income before income taxes. The effective tax rate of 36% for the quarter ended September 26, 2009 is  modestly higher than the rate in the same period last year primarily as a result of the reduced level of pretax income and the earnings mix between tax jurisdictions.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	September 26,	June 27,
(in thousands)	2009	2009

Pericom Technology, Inc.	$9,274	$8,806
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,045	2,020
Total	$11,319	$10,826

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was income of $468,000 for the three months ended September 26, 2009, as compared with income of $60,000 for the same period of the prior year.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three month period ended September 26, 2009, the Company’s allocated portion of JCP’s results was income of $59,000 as compared with income of $57,000 for the same period of the prior year.

Liquidity and Capital Resources

As of September 26, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $127.2 million as compared with $124.6 million on June 27, 2009.

The Company’s investments in debt securities include government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans or mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At September 26, 2009, unrealized gains on marketable securities net of taxes were $1.2 million. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 26, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at September 26, 2009.

As of September 26, 2009, $43.5 million was classified as cash and cash equivalents compared with $37.3 million as of June 27, 2009.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the three month period ended September 26, 2009, the Company spent approximately $2.9 million on property and equipment compared to $2.5 million for the three month period ended September 27, 2008.  The Company generated approximately $1.6 million of interest and other income, net for the three month period ended September 26, 2009, as compared with $1.1 million of interest and other income, net for the three month period ended September 27, 2008. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $3.7 million for the three months ended September 26, 2009 was primarily the result of net income of $1.4 million, non-cash expenses of $1.9 million in depreciation and amortization, $930,000 of share-based compensation expense and $465,000 of deferred taxes, partially offset by a $946,000 gain on sale of investments in marketable securities and $527,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $1.4 million in accounts receivable, $473,000 in inventory and $756,000 in prepaid expenses and other current assets, and an increase of $740,000 in accounts payable. Partially offsetting these was a $3.1 million decrease in other current liabilities. The Company’s net cash provided by operating activities was $3.7 million in the three months ended September 27, 2008.

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

The Company’s cash provided by investing activities of $2.1 million for the three months ended September 26, 2009  was primarily due to sales and maturities of short-term investments exceeding purchases of short term investments by approximately $5.0 million, partially offset by the Company’s additions to property and equipment of approximately $2.9 million. The Company’s cash used in investing activities was $3.5 million for the three months ended September 27, 2008.

The Company’s cash provided by financing activities for the three months ended September 26, 2009 of $282,000 was the result of proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company used $2.2 million of cash in financing activities for the three months ended September 27, 2008.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at September 26, 2009 are as follows:

	Payments Due by Period
(in thousands)	Total	1 Year or Less	2 – 3 Years	4 – 5 Years	Thereafter
Operating leases and operating expense commitments	$5,356	$1,542	$2,406	$1,408	$-
Capital equipment purchase commitments	9,292	8,445	847	-	-
PTL debt payments	1,984	120	312	303	1,249
Total	$16,632	$10,107	$3,565	$1,711	$1,249

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of September 26, 2009. The capital equipment purchase commitments are associated with the construction of our factory in China for the development and manufacture of frequency control products (FCPs). The mortgage loan is at the Company’s subsidiary PTL, who took out a 15-year $1.7 million mortgage to acquire its building in December 2008, and the related commitment may fluctuate based on changes in interest rates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, defined by Regulation S-K item 303(a)(4), other than operating leases on our buildings and the commitment for capital expenditures in Jinan.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three months ended September 26, 2009 the majority of the Company’s revenues were from sales to distributors.

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

Price protection is granted solely at the discretion of Pericom management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall, thus reducing SSD rates.  Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom general management reviews these proposals and if a particular price protection arrangement is approved, the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in the distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount.

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

IMPAIRMENT OF INTANGIBLE ASSETS. The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 27, 2009. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 26, 2009 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $83.7 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At September 26, 2009, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $1.2 million. Although we consider unrealized gains and  losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 26, 2009 due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended June 27, 2009.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Form 10-K for the year ended June 27, 2009, our Company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of June 27, 2009:

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

As a result, we concluded that as of June 27, 2009 our internal control over financial reporting was not effective.

We are working to remediate the material weaknesses by making a number of improvements to our finance department, including the implementation of improved processes and procedures, as well as additions to and upgrades of key finance personnel. Since June 27, 2009, we have hired a new general accounting manager and a cost accounting manager to augment our accounting staff. We also plan to review our training and oversight policies and re-examine our documentation and review procedures as soon as is reasonably practical. We also intend to engage the help of outside consultants to revamp the processes in the cost module of the ERP system. We may also consider implementing other remediation measures.

We consider the remediation of our material weaknesses in our internal control over financial reporting which we identified in the fiscal year ended June 27, 2009 a significant priority for the Company. We will continue our efforts in this regard. While we believe we have made progress, we will not be able to establish that remediation has been effective until testing is completed later in our fiscal year.

Except for the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

FACTORS THAT MAY AFFECT OPERATING RESULTS`

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

Although we currently have an improving outlook on our fiscal second quarter ending December 26, 2009, we continue to face a challenging business environment and limited visibility on end-market demands. Revenues in the last four quarters have been down significantly from revenues in the first quarter of fiscal 2009 ending September 27, 2008.

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

Currently there is a general slowdown in the global economy and it may last for an unpredictable period with adverse impacts on the ability of our company and our customers to maintain or grow revenues and profits, and on end-user demand across our customer base.

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

Implementation of new FASB rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

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

However, as reported in Item 9A of our recently filed 10-K, Pericom had additional material weaknesses in internal control over financial reporting as of June 27, 2009, and management and our independent registered public accounting firm determined that as of June 27, 2009, our internal control over financial reporting was not effective.  As a result, we also concluded that our disclosure controls and procedures were not effective as of June 27, 2009, or as of the end of the first three fiscal quarters of 2009. As set forth in this Form 10-Q, we determined that our disclosure controls and procedures were not effective as of September 26, 2009 due to the fact that management had not fully remediated the material weaknesses described in our Form 10-K.

The errors described in Item 9A resulted in the restatement of our financial results for the periods covered by the Forms 10-Q for the first three fiscal quarters of FY 2009, which restated results are set forth in amended Forms 10-Q for each of these periods.  Please refer to Item 9A of the 10-K for a discussion of the material weaknesses.

Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters.

Although we have renewed our efforts to maintain effective internal control in financial reporting as described in Item 4 of this report on Form 10-Q, there can be no assurance that material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences if our future internal control over financial reporting and disclosure controls and procedures are not effective.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 107 patents covering certain aspects of our product designs and have 14 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had 3 direct customers that each accounted for more than 10% of net revenues during the three months ended September 26, 2009. As a percentage of net revenues, sales to our top five direct customers during the three months ended September 26, 2009 totaled 56.0%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the three months ended September 26, 2009 and the fiscal year ended June 27, 2009, sales to our distributors were approximately 61% and 56% of net revenues, respectively as compared to approximately 49% of net revenues in the fiscal year ended June 28, 2008 and 40% for the fiscal year ended June 30, 2007. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the three months ended September 26, 2009, we derived approximately 89% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States.  In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The Company did not repurchase any of its common stock during the three months ended September 26, 2009.

Pursuant to the 2007 authority, the Company repurchased 139,190 shares in the three months ended September 27, 2008 for an aggregate cost of $1.9 million and thereby completed the repurchase of 2.0 million shares at an aggregate cumulative cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased 60,810 shares in the three months ended September 27, 2008 for an aggregate cost of $0.8 million.

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

Pericom Semiconductor Corporation
(Registrant)

Date: November 5, 2009	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer