Form 10-Q
period 2009-12-26
PERICOM SEMICONDUCTOR CORP
filed 2010-02-04
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

Yes           ☐           No          ☒

As of February 2, 2010 the Registrant had outstanding 25,601,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 26, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 26,	June 27,
	2009	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,547	$37,321
Restricted cash	3,141	3,200
Short-term investments	74,075	75,471
Accounts receivable
Trade (net of allowances of $2,010 and $2,163)	22,068	22,875
Other receivables	1,631	1,663
Inventories	18,994	16,340
Prepaid expenses and other current assets	2,138	2,075
Deferred income taxes	2,700	2,433
Total current assets	156,294	161,378

Property, plant and equipment – net	49,372	47,238
Investments in unconsolidated affiliates	11,903	10,826
Deferred income taxes – non-current	3,710	4,657
Long-term investments in marketable securities	20,439	11,780
Goodwill	1,681	1,673
Intangible assets	1,617	1,764
Other assets	7,159	6,742
Total assets	$252,175	$246,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,359	$10,824
Accrued liabilities	13,589	15,118
Current portion of long-term debt	122	60
Total current liabilities	26,070	26,002

Long-term debt	1,582	1,610
Industrial development subsidy	4,198	3,718
Other long-term liabilities	1,287	1,287
Total liabilities	33,137	32,617

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 26, 2009,
25,547,000; June 27, 2009, 25,462,000	135,013	133,162
Retained earnings	82,072	78,249
Accumulated other comprehensive income, net of tax	1,953	797
Total Pericom shareholders’ equity	219,038	212,208
Noncontrolling interests in consolidated subsidiaries	-	1,233
Total equity	219,038	213,441
Total liabilities and equity	$252,175	$246,058

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 27, 2009.
See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Net revenues	$35,805	$30,732	$68,757	$74,530
Cost of revenues	23,762	20,785	46,178	48,590
Gross profit	12,043	9,947	22,579	25,940
Operating expenses:
Research and development	4,336	4,363	8,382	8,584
Selling, general and administrative	6,035	5,453	12,863	12,354
Restructuring charge	-	217	-	217
Total operating expenses	10,371	10,033	21,245	21,155
Income (loss) from operations	1,672	(86)	1,334	4,785
Interest and other income	1,288	1,264	2,931	2,370
Other-than-temporary decline in value of investment	-	-	-	(458)
Income before income taxes	2,960	1,178	4,265	6,697
Income tax expense (benefit)	1,002	(46)	1,477	1,884
Income from consolidated companies	1,958	1,224	2,788	4,813
Equity in net income (loss) of unconsolidated affiliates	536	(71)	1,063	46
Net income	2,494	1,153	3,851	4,859
Net income attributable to the noncontrolling interests	(6)	(23)	(28)	(68)
Net income attributable to Pericom shareholders	$2,488	$1,130	$3,823	$4,791
Basic income per share to Pericom shareholders	$0.10	$0.04	$0.15	$0.19
Diluted income per share to Pericom shareholders	$0.10	$0.04	$0.15	$0.19
Shares used in computing basic income per share	25,543	25,418	25,526	25,549
Shares used in computing diluted income per share	25,911	25,496	25,795	25,868

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	December 26,	December 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,851	$4,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,804	3,795
Stock based compensation	1,863	1,699
Tax benefit resulting from stock option transactions	191	68
Excess tax benefit resulting from stock option transactions	(20)	-
Write off of in process research and development	-	34
Other than temporary decline in the value of investments	-	458
Gain on sale of investments	(1,506)	(495)
Equity in net income of unconsolidated affiliates	(1,063)	(55)
Deferred taxes	645	(625)
Changes in assets and liabilities:
Accounts receivable	1,198	750
Inventories	(2,456)	(2,300)
Prepaid expenses and other current assets	73	914
Other assets	(478)	(184)
Accounts payable	1,510	(1,850)
Accrued liabilities	(2,173)	(1,172)
Other long-term liabilities	523	-
Net cash provided by operating activities	5,962	5,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,930)	(8,821)
Purchase of available-for-sale investments	(59,430)	(68,262)
Maturities and sales of available-for-sale investments	53,532	61,159
Cash paid for PTL noncontrolling interest acquisition	-	(1,285)
Cash paid for SRe noncontrolling interest acquisition	(1,223)	-
Change in restricted cash balance	59	-
Net cash used in investing activities	(11,992)	(17,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,007	740
Excess tax benefit resulting from stock option transactions	20	-
Mortgage financing	-	1,669
Repurchase of common stock	(1,056)	(4,979)
Net cash used in financing activities	(29)	(2,570)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	285	(875)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,774)	(14,758)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,321	41,646
End of period	$31,547	$26,888

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 26, 2009, the results of operations for the three and six months ended December 26, 2009 and December 27, 2008 and cash flows for the six months ended December 26, 2009 and December 27, 2008.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 25, 2009.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and six months ended December 26, 2009 and December 27, 2008 are not necessarily indicative of the results to be expected for the entire year.  The three and six month periods ended December 26, 2009 and December 27, 2008 each had 13 and 26 week periods, respectively.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, SaRonix-eCERA Corporation (“SRe”), Pericom Taiwan Limited Corporation (“PTL”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). In addition PAL has a wholly-owned subsidiary, PSE Technology (Shandong) Corporation ("PSE"), in China to operate a factory for the development and manufacture of frequency control products (“FCPs”). The Company eliminates all significant intercompany balances and transactions in consolidation.

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

SUBSEQUENT EVENTS The Company has evaluated subsequent events through February 4, 2010. During the period from December 26, 2009 to February 4, 2010, the Company did not have any material recognizable subsequent events.

Recently Issued Accounting Standards

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for Pericom with the reporting period beginning December 27, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for Pericom with the fiscal year beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued ASC No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. ASC 810-10-65 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10-65 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10-65 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810-10-65 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. The Company has adopted this standard, and prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

2. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following period-ending dates are composed of:

	December 26, 2009			June 27, 2009
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA trade name	$40	$(26)	$14	$40	$(22)	$18
Core developed technology	1,856	(891)	965	1,833	(757)	1,076
SaRonix supplier relationship	398	(175)	223	398	(143)	255

Total amortizable purchased intangible assets	2,294	(1,092)	1,202	2,271	(922)	1,349

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,709	$(1,092)	$1,617	$2,686	$(922)	$1,764

Amortization expense related to finite-lived purchased intangible assets was approximately $82,000 and $164,000 for the three and six month periods ended December 26, 2009 and $59,000 and $101,000 for the three and six month periods ended December 27, 2008, respectively.

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

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately four years.  We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Months from December 26, 2009
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-PTL	$185	$185	$185	$154	$-
Expected amortization-SaRonix	117	117	117	66	-
Expected amortization-eCERA	29	29	18	-	-
	$331	$331	$320	$220	$-

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share attributable to Pericom shareholders for the three and six month periods ended December 26, 2009 and December 27, 2008 are computed as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
(in thousands, except per share data)	2009	2008	2009	2008

Net income attributable to Pericom shareholders	$2,488	$1,130	$3,823	$4,791
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,543	25,418	25,526	25,549
Basic earnings per share attributable to Pericom shareholders	$0.10	$0.04	$0.15	$0.19
Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,543	25,418	25,526	25,549
Dilutive shares using the treasury stock method	368	78	269	319
Shares used in computing diluted earnings per share	25,911	25,496	25,795	25,868
Diluted earnings per share attributable to Pericom shareholders	$0.10	$0.04	$0.15	$0.19

Options to purchase 2,651,000 and 2,779,000 shares of common stock, and restricted stock units of 76,000 and 82,000 were outstanding as of December 26, 2009 for the three and six months ended respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 3,851,000 and 2,840,000 shares of common stock and restricted stock units of 112,000 and 86,000 were outstanding as of December 27, 2008 for the three and six months ended respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	December 26,	June 27,
(in thousands)	2009	2009

Raw materials	$7,815	$5,529
Work in process	4,754	5,369
Finished goods	6,425	5,442
	$18,994	$16,340

The higher inventory levels at December 26, 2009 reflect improved sales levels during the first six months of 2009, as well as anticipated heavy shipment of products in January 2010 prior to the Chinese New Year.

The Company considers raw material inventory obsolete and writes it off if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 26, 2009, the Company had $3.6 million of written-off inventory as compared to $4.1 million at June 27, 2009.  The Company attributes this reduction of approximately $460,000 in obsolete inventory between December 26, 2009 and June 27, 2009 to sales of previously reserved inventory and physically scrapping products previously written-off, partially  offset by additional write-offs.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 26,	June 27,
(in thousands)	2009	2009

Accrued construction liabilities	$6,174	$8,958
Accrued compensation	4,634	3,815
Accrued income tax	936	971
External sales representative commissions	617	470
Other accrued expenses	1,228	904
	$13,589	$15,118

6. DEBT

The short and long term debt as reported in the consolidated balance sheet as of December 26, 2009 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.67%	$1,704	$122	$1,582

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest is required to be paid until January 2010, after which it becomes a fully amortizing loan.

7.  COMMITMENTS

The Company’s future minimum commitments at December 26, 2009 are as follows:

	Months from 12/26/2009
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Thereafter	Total
Operating lease payments	$1,460	$1,246	$1,252	$1,285	$64	$-	$5,307
Mortgage loan	149	158	155	152	149	1,214	1,977
Capital equipment purchase commitments	7,626	922	-	-	-	-	8,548
Total	$9,235	$2,326	$1,407	$1,437	$213	$1,214	$15,832

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each. The capital equipment purchase commitments are in PSE for the new FCP facility in the Jinan Development Zone, China. The mortgage loan commitment is described further in Note 6 above, and our commitment may fluctuate due to changes in interest rates.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of years, will be approximately $30 million U.S. Dollars. Because at this point the timing of this investment is uncertain, we have not included the investment in the commitments table above.

8.  INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Customer A	20%	18%	21%	18%
Customer B	15%	16%	15%	15%
All others	65%	66%	64%	67%
	100%	100%	100%	100%

	Accounts Receivable
	December 26,	June 27,
	2009	2009
Customer A	23%	21%
Customer B	8%	9%
All others	69%	70%
	100%	100%

For geographical reporting, we attribute net revenues to the country where customers are located (the “bill to” location). We neither conduct business in nor sell to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and six month periods ended December 26, 2009 and December 27, 2008:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Taiwan	$17,824	$13,389	$35,558	$31,712
China (including Hong Kong)	10,245	9,340	19,251	24,773
United States	2,871	3,001	5,155	5,505
Singapore	721	886	1,276	2,955
Other (less than 10% each)	4,144	4,116	7,517	9,585
Total net revenues	$35,805	$30,732	$68,757	$74,530

Long-lived assets consist of all non-monetary assets, excluding financial assets, goodwill and intangible assets. We attribute long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of December 26, 2009 and June 27, 2009:

	December 26,	June 27,
	2009	2009

China (including Hong Kong)	$25,388	$21,806
Taiwan	18,230	19,424
United States	4,342	4,445
Other countries	1,412	1,563
Total	$49,372	$47,238

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

During the six month period ended December 26, 2009, the Company repurchased approximately 103,000 shares for an aggregate cost of $1.1 million. During the six month period ended December 27, 2008, the Company repurchased approximately 626,000 shares for an aggregate cost of $5.0 million, which included the shares needed to complete the repurchase of 2.0 million shares under the 2007 authority.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of December 26, 2009, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 26, 2009 the Company had four stock option plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 7.7 million shares of common stock as of December 26, 2009 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended December 26, 2009 and  December 27, 2008 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 26,	December 27,
	2009	2008
Expected Life	5.38 years	5.22 years
Risk-free interest rate	2.45%	2.62%
Volatility	53%	48%
Dividend Yield	0%	0%

The weighted average fair value of options granted during the three months ended December 26, 2009 and December 27, 2008  was $5.02 and $2.86, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 26, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Options outstanding at June 27, 2009	3,755	$14.00	4.86	$0.4

Granted (weighted average grant date fair value of $5.02)	329	10.11
Exercised	(57)	8.29
Cancelled or expired	(33)	10.58
Options outstanding at December 26, 2009	3,994	$13.79	4.78	$3.9

Options vested and expected to vest at December 26, 2009	3,866	$13.87	4.64	$3.8
Options exercisable at December 26, 2009	3,059	$14.47	3.61	$2.9

At December 26, 2009, 3.0 million shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the six months ended December 26, 2009 was $155,000.

At December 26, 2009, expected future compensation expense relating to options outstanding is $3.9 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding and exercisable as of December 26, 2009 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of December 26, 2009	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of December 26, 2009	Weighted Average Exercise Price

$4.89	$8.70	809,000	5.74	$8.08	674,000	$8.18
$8.71	$10.68	915,000	7.31	$10.02	497,000	$9.95
$10.74	$13.96	815,000	3.51	$12.30	715,000	$12.43
$14.00	$16.87	802,000	5.43	$15.49	531,000	$15.43
$17.03	$37.22	653,000	0.85	$25.92	642,000	$26.05

$4.89	$37.22	3,994,000	4.78	$13.79	3,059,000	$14.47

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the six months ended December 26, 2009 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
RSUs outstanding at June 27, 2009	349	10.18	2.08	$3.0

Awarded	176	9.99
Released	(30)	14.02
Forfeited	(11)	10.05
RSUs outstanding at December 26, 2009	484	$9.88	1.99	$5.5

RSUs expected to vest after December 26, 2009	387	$9.85	1.87	$4.4

At December 26, 2009, expected future compensation expense relating to RSUs is $3.2 million, which will be amortized to expense over a weighted average period of 3.3 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 3.3 million shares of the Company’s Common Stock for issuance under this Plan, of which 2,064,000 remain available at December 26, 2009 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first six months of fiscal years 2010 and 2009, the Company issued 100,161 and 74,834 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.31 and $7.64, respectively.  The weighted average fair value of the awards for the first six months of fiscal 2010 and 2009 were $3.76 and $2.73 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	December 26,	December 27,
	2009	2008
Expected Life	13.5 months	13.5 months
Risk-free interest rate	0.47%	1.21%
Volatility	70%	67%
Dividend Yield	0%	0%

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 26, 2009:

	Shares	Weighted Average Purchase Price

Beginning Available	363,906
Shares added	1,800,000
Purchases	(100,161)	$5.31

Ending Available	2,063,745

At December 26, 2009, the Company had $506,000 in unamortized share-based compensation related to its employee stock purchase plan.  The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 0.9 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “2010 Plan”) was approved at the annual meeting of shareholders on December 11, 2009 as replacement for the 2000 Stock Purchase Plan which is scheduled to expire in October 2010. The 2010 Plan becomes effective on the day preceding the last exercise date of the 2000 Stock Purchase Plan. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan.  The 2010 Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 6-month purchase periods. Participants in the 2010 Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 26, 2009 and December 27, 2008 generated from the plans described above:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
(In Thousands)	2009	2008	2009	2008

Cost of goods sold	$65	$63	$128	$114
Research and development	342	352	694	659
Selling, general and administrative	526	489	1041	926
Pre-tax share-based compensation expense	933	904	1,863	1,699
Income tax impact	263	264	499	496
Net share-based compensation expense	$670	$640	$1,364	$1,203

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
(In Thousands)	2009	2008	2009	2008

Stock options	$529	$607	$1,029	$1,180
Restricted stock units	244	99	441	150
Stock purchase plan	160	198	393	369
Total share-based compensation expense	$933	$904	$1,863	$1,699

The amount of share-based compensation expense in inventory at December 26, 2009 and June 27, 2009 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of December 26, 2009, the Company has recorded a valuation allowance of $819,000 against its deferred tax assets.  In addition, as of December 26, 2009 the Company had accrued $84,000 for any interest and penalties related to unrecognized tax benefits.  The Company’s total amount of unrecognized tax benefits as of December 26, 2009 was $756,000.  All of this amount would affect the corporation’s tax rate if recognized.  The tax years 2004 to 2009 remain open in the United States.

Income Tax Expense

Income tax expense for the six months ended December 26, 2009 and December 27, 2008 was $1.5 million and $1.9 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax.

12. INVESTMENTS IN AFFILIATES

Our investments in unconsolidated affiliates are comprised of the following:

	December 26,	June 27,
(in thousands)	2009	2009

Pericom Technology, Inc.	$9,702	$8,806
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,201	2,020
Total	$11,903	$10,826

The Company has an approximate 42.7% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For the first six months of fiscal 2010 and 2009, the Company’s allocated portion of PTI’s results was income of $897,000 and a loss of $1,000, respectively. Condensed operating results of PTI were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 27,	December 27,	December 27,
(in thousands)	2009	2008	2009	2008

Revenue	$3,936	$2,910	$7,753	$6,460
Gross profit	1,984	1,382	3,861	3,138
Operating income	891	195	1,743	655
Net income (loss)	1,001	(246)	2,097	(4)

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe and supplies SRe with blanks for its surface mount device (SMD) production lines. For the first six months of fiscal 2010 and 2009, the Company’s allocated portion of JCP’s results was income of $166,000 and $47,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Effective June 28, 2009, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is shown on the face of the condensed consolidated income statement.

The Company consolidates its subsidiary SRe, which had noncontrolling interests for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of SRe, and these shares were acquired by the Company in November for approximately $1.2 million.

Comprehensive income consists of net income, net unrealized gain (loss) on available-for-sale securities and foreign currency translation gain (loss) generated by the Company’s consolidated subsidiaries.  Changes in equity including comprehensive income for the six months ended December 27, 2008 and December 26, 2009 are as follows:

(In Thousands)	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance June 28, 2008	$207,455	$1,118	$208,573
Net income	4,791	68	4,859
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(414)	-	(414)
Translation gain (loss), net	(3,050)	-	(3,050)
Total comprehensive income	1,327	68	1,395
Issuance of common stock - options and ESPP	740	-	740
Stock expense - APIC	1,699	-	1,699
Stock repurchases	(4,979)	-	(4,979)
Balance December 27, 2008	$206,242	$1,186	$207,428

Balance June 27, 2009	$212,208	$1,233	$213,441
Net income	3,823	28	3,851
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	225	-	225
Translation gain (loss), net	929	-	929
Total comprehensive income	4,977	28	5,005
Issuance of common stock - options and ESPP	1,009	-	1,009
Stock expense - APIC	1,863	-	1,863
Stock repurchases	(1,057)	-	(1,057)
Cash paid for noncontrolling interest	38	(1,261)	(1,223)
Balance December 26, 2009	$219,038	$-	$219,038

14. INVESTMENTS IN MARKETABLE SECURITIES

 The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At December 26, 2009 and June 27, 2009, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

	As of December 26, 2009			As of June 27, 2009
(in thousands)	Amortized Cost	Net Unrealized Gain (Loss)	Fair Market Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Market Value
Available-for-Sale Securities
Corporate bonds and notes	$43,764	$1,252	$45,016	$45,875	$1,093	$46,968
Government securities	36,798	246	37,044	29,522	295	29,817
Asset/mortgage backed securities	12,568	(114)	12,454	10,702	(309)	10,393
Total	$93,130	$1,384	$94,514	$86,099	$1,079	$87,178

The following table shows the gross unrealized gains and losses of the Company’s investments, aggregated by investment category, at December 26, 2009 and June 27, 2009:

	As of December 26, 2009			As of June 27, 2009
(in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain (Loss)
Unrealized Gains (Losses)
Corporate bonds and notes	$1,329	$(77)	$1,252	$1,107	$(14)	$1,093
Government securities	271	(25)	246	328	(33)	295
Asset/mortgage backed securities	67	(181)	(114)	98	(407)	(309)
Total	$1,667	$(283)	$1,384	$1,533	$(454)	$1,079

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 26, 2009 and June 27, 2009:

	Securities in Portfolio with Unrealized Losses at December 26, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)		Gross	Fair	Gross		Gross
	Fair Market	Unrealized	Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds and notes	$10,003	$77	$-	$-	$10,003	$77
Government securities	7,149	25	-	-	7,149	25
Asset/mortgage backed securities	2,677	16	1,189	165	3,866	181
	$19,829	$118	$1,189	$165	$21,018	$283

	Securities in Portfolio with Unrealized Losses at June 27, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)		Gross	Fair	Gross		Gross
	Fair Market	Unrealized	Market	Unrealized	Fair Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds and notes	$4,504	$12	$494	$2	$4,998	$14
Government securities	3,226	33	-	-	3,226	33
Asset/mortgage backed securities	2,203	29	2,327	378	4,530	407
	$9,933	$74	$2,821	$380	$12,754	$454

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the six months ended December 26, 2009 and December 27, 2008, proceeds from sales of available-for-sale securities were $53.5 million and $61.2 million, respectively, and realized gains were $1.5 million and $495,000, respectively.

In addition, the Company recognized an other-than-temporary impairment (“OTTI”) credit loss of $414,000 for the six months ended December 27, 2008 which was reclassified out of other comprehensive income. Activity for the six months ended December 26, 2009 related to the pretax available-for-sale credit loss component reflected within retained earnings for securities still held at December 26, 2009 was as follows:

Six
Months ended
December 26,
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

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of December 26, 2009. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2048.

(in thousands)	December 26, 2009
Contractual Maturities
Less than 12 months	$12,023
One to three years	37,466
Over three years	31,525
Multiple dates	13,500
Total	$94,514

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis.  All of our investments are classified as Level 2 at December 26, 2009. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Corporate bonds and notes	$45,016	$-	$45,016	$-
Government securities	37,044	-	37,044	-
Asset/mortgage backed securities	12,454	-	12,454	-
Total	$94,514	$-	$94,514	$-

(1)	Included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheet

The Company had no transfers into or out of Level 2 during the six months ended December 26, 2009.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans and mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 26, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at December 26, 2009.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s expected revenues for the third quarter of fiscal 2010, the Company’s sales to Taiwan and China, plans to remediate the material weaknesses in our internal control over financial reporting, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.4%	67.6%	67.2%	65.2%
Gross profit	33.6%	32.4%	32.8%	34.8%
Operating expenses:
Research and development	12.1%	14.2%	12.2%	11.5%
Selling, general and administrative	16.9%	17.7%	18.7%	16.6%
Restructuring charge	0.0%	0.7%	0.0%	0.3%
Total	29.0%	32.6%	30.9%	28.4%

Income (loss) from operations	4.6%	(0.2)%	1.9%	6.4%
Interest and other income	3.6%	4.1%	4.3%	3.2%
Other than temporary decline in value of investment	0.0%	0.0%	0.0%	(0.6)%
Income before income taxes	8.2%	3.9%	6.2%	9.0%

Income tax expense (benefit)	2.8%	(0.1)%	2.1%	2.5%
Income from consolidated companies	5.4%	4.0%	4.1%	6.5%
Equity in net income (loss) of unconsolidated affiliates	1.5%	(0.2)%	1.5%	0.1%
Net income	6.9%	3.8%	5.6%	6.6%
Net income attributable to the noncontrolling interests	0.0%	(0.1)%	0.0%	(0.1)%

Net income attributable to Pericom shareholders	6.9%	3.7%	5.6%	6.5%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Net revenues	$35,805	$30,732	16.5%	$68,757	$74,530	-7.7%
% of net sales accounted for by top 5 direct customers (1)	53.4%	49.5%		54.6%	49.3%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	28.8%	27.6%		30.9%	27.7%

Number of end customers that each account for more than 10% of net sales	0	0		1	0

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased $5.1 million or 16.5% in the second quarter of fiscal 2010 versus the second quarter of fiscal 2009 primarily as the result of:

•	a $3.8 million increase in sales of IC products to $22.1 million, for a 20.6% sales increase, and
•	an increase of $1.3 million or 10.5% in sales of our FCP products to $13.7 million.

Net revenue decreased $5.8 million or 7.8% in the first half of fiscal 2010 versus the first half of fiscal 2009 primarily as the result of:

•	a decrease of $5.0 million or 16.4% in sales of our FCP products to $25.6 million and
•	a $0.8 million decline in sales of IC products to $43.2 million, for a 1.7% sales decrease.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six months ended December 26, 2009 and December 27, 2008:

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Taiwan	50%	44%	52%	43%
China (including Hong Kong)	29%	30%	28%	33%
United States	8%	10%	8%	7%
Singapore	2%	3%	2%	4%
Other (less than 10% each)	11%	13%	10%	13%

Total	100%	100%	100%	100%

For the three and six months ended December 26, 2009 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of continued demand for technological devices and an increasing concentration of contract manufacturing there. We expect our future sales to continue to grow, as a percentage of net revenues, in both Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to continue a modest decline.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Net revenues	$35,805	$30,732	16.5%	$68,757	$74,530	-7.7%
Gross profit	12,043	9,947	21.1%	22,579	25,940	-13.0%
Gross profit as a percentage of net revenues (gross margin)	33.6%	32.4%		32.8%	34.8%

The increase in gross profit for the three months ended December 26, 2009 as compared with the same period of the prior year was primarily due to increased sales in both IC and FCP products. To a lesser extent margin increases also contributed to this gross profit increase and such margin increases reflect somewhat lower unit production costs due to increased volumes and lower unit overhead absorption rates.

Specifically, the increase in gross profit in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 of $2.1 million is primarily the result of:

•	increased IC sales, which led to $1.5 million of increased gross profit, and

•	overall margin improvement, which led to $0.4 million of increased gross profit.

With respect to the decrease in gross profit in the first half of fiscal 2010 as compared to the first half of fiscal 2009 of $3.4 million is the result of:

•	lower FCP sales, which led to $1.1 million of reduced gross profit, and

•	margin decreases due to lower volumes and higher unit costs, which led to approximately $1.0 million of decreased gross profit in each of IC and FCP products.

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

During the three and six months ended December 26, 2009, gross profit and gross margin benefited as a result of the sale of inventory of $69,000 and $132,000 respectively, that we had previously identified as excess and written down to zero value, as compared with $14,000 and $77,000, respectively, for the same periods of the prior year.

Research and Development(“R&D”)

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Net revenues	$35,805	$30,732	16.5%	$68,757	$74,530	-7.7%
Research and development	4,336	4,363	-0.6%	8,382	8,584	-2.4%

R&D as a percentage of net revenues	12.1%	14.2%		12.2%	11.5%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $27,000 expense reduction for the three month period ended December 26, 2009 as compared to the same period of the prior year is primarily attributable to $233,000 of reduced expenditures for masks, partially offset by a $194,000 increase in the current year bonus accrual. The $202,000 expense reduction for the six month period ended December 26, 2009 as compared to the same period of the prior year is attributable to the restructuring program completed last year and cost saving efforts, with reductions of $426,000 in wages and benefits and $83,000 in supplies, partially offset by a $288,000 increase in the current year bonus accrual.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s success, and as a result expects to increase research and development expenses in future periods over the long term.  In the short term, the Company intends to continue to focus on cost control as business conditions improve.  If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Net revenues	$35,805	$30,732	16.5%	$68,757	$74,530	-7.7%
Selling, general and administrative	6,035	5,453	10.7%	12,863	12,354	4.1%

SG&A as a percentage of net revenues	16.9%	17.7%		18.7%	16.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of $582,000 for the three month period ended December 26, 2009 as compared to the same period of the prior year is attributable primarily to increases in bonus accrual of $305,000, legal and accounting fees of $226,000, and outside sales rep commissions of $82,000. The expense increase of $509,000 for the six month period ended December 26, 2009 as compared to the same period of the prior year is attributable primarily to increased expenditures of $1.3 million for legal and accounting fees in connection with the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing, partially offset by savings related to reduced sales volumes and the fiscal 2009 restructuring, with reduced expenditures for wages and benefits of $679,000 and outside sales rep commissions of $84,000.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Interest and other income, net	$1,288	$1,264	1.9%	$2,931	$2,370	23.7%

Interest and other income for the three month period ended December 26, 2009 was essentially unchanged as compared with the same period of the prior year. The increase in interest and other income for the six month period ended December 26, 2009 was primarily the result of $1.5 million of realized gains on sales of short-term investments this year as compared with realized gains of $495,000 in the prior year, partially offset by somewhat lower rates of interest on invested balances this year.

Other Than Temporary Decline in Value of Investment

Other than temporary decline in value of investment was zero for the three and six month periods ended December 26, 2009 as compared with $458,000 in the six month period of the prior year. The prior year decline was primarily caused by a $414,000 loss in value of an investment security held in our short-term investment portfolio, which resulted from the issuing company filing for Chapter 11 bankruptcy protection. The Company’s investment guidelines require a diversified portfolio of investment grade instruments, and it is unlikely that any future impairments on individual securities would be material to the Company’s liquidity and financial position.

Income Tax Expense

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	% Change	December 26, 2009	December 27, 2008	% Change

Pre-tax income	$2,960	$1,178	151.3%	$4,265	$6,697	-36.3%
Income tax	1,002	(46)	NM*	1,477	1,884	-21.6%

Effective tax rate	34%	-4%		35%	28%

* Not meaningful

The increase in income tax expense for the three months ended December 26, 2009 over the same period of the prior year is due to the significant increase in income before income taxes. The effective tax rates for the three and six month periods ended December 26, 2009 were comparable at 34% and 35%, respectively.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Six Months Ended
(In thousands)	December 26, 2009	December 27, 2008	Change	December 26, 2009	December 27, 2008	Change

Equity in net income of PTI	$429	$(61)	$490	$897	$(1)	$898
Equity in net income of JCP	107	(10)	117	166	47	119
Total	$536	$(71)	$607	$1,063	$46	$1,017

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was income of $429,000 and $897,000 for the three and six month periods ended December 26, 2009, respectively, as compared with respective losses of $61,000 and $1,000 for the same periods of the prior year.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three and six month periods ended December 26, 2009, the Company’s allocated portion of JCP’s results was income of $107,000 and $166,000, respectively, as compared with a loss of $10,000 and income of $47,000 for the three and six month periods ended December 27, 2008, respectively.

Liquidity and Capital Resources

As of December 26, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $126.1 million as compared with $124.6 million on June 27, 2009.

The Company’s investments in debt securities include government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include federal agencies and municipal bonds. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans or mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 26, 2009, unrealized gains on marketable securities net of taxes were $914,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 26, 2009 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold these investments until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at December 26, 2009.

As of December 26, 2009, $31.5 million was classified as cash and cash equivalents compared with $37.3 million as of June 27, 2009.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the six month period ended December 26, 2009, the Company spent approximately $4.9 million on property and equipment compared to $8.8 million for the six month period ended December 27, 2008.  The Company generated approximately $2.9 million of interest and other income, net for the six month period ended December 26, 2009, as compared with $2.4 million of interest and other income, net for the six month period ended December 27, 2008. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $6.0 million for the six months ended December 26, 2009 was primarily the result of net income of $3.9 million, non-cash expenses of $3.8 million in depreciation and amortization, $1.9 million of share-based compensation expense and $645,000 of deferred taxes, partially offset by a $1.5 million gain on sale of investments in marketable securities and $1.1 million equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $1.2 million in accounts receivable, $73,000 in prepaid expenses and other current assets, and an increase of $1.5 million in accounts payable. Partially offsetting these were increases of $2.5 million in inventory and $478,000 in other assets, and a decrease of $2.2 million in other current liabilities. The Company’s net cash provided by operating activities was $5.9 million in the six months ended December 27, 2008.

Generally, as sales levels rise, the Company expects accounts receivable and accounts payable, and to a lesser extent inventories, to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $12.0 million for the six months ended December 26, 2009 was due to purchases of short-term investments exceeding sales and maturities of short term investments by approximately $5.9 million, additions to property and equipment of approximately $4.9 million and $1.2 million used for the buyout of SRe’s noncontrolling interest. The Company’s cash used in investing activities was $17.2 million for the six months ended December 27, 2008.

The Company’s cash used in financing activities for the six months ended December 26, 2009 of $29,000 was primarily the result of using $1,056,000 for repurchase of the Company’s common stock, partially offset by $1,007,000 in proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company used $2.6 million of cash in financing activities for the six months ended December 27, 2008.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at December 26, 2009 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$5,307	$1,460	$2,498	$1,349	$-
PTL debt	1,977	149	313	301	1,214
Capital equipment purchase obligations	8,548	7,626	922	-	-
Total obligations	$15,832	$9,235	$3,733	$1,650	$1,214

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of December 26, 2009. The capital equipment purchase commitments are associated with the construction of our factory in the Jinan Development Zone, China for the development and manufacture of frequency control products (FCPs). The mortgage loan is at the Company’s subsidiary PTL, which took out a 15-year $1.7 million mortgage to acquire its building in December 2008, and the related commitment may fluctuate based on changes in interest rates.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of years, will be approximately $30 million U.S. Dollars. Because at this point the timing of this investment is uncertain, we have not included the investment in the commitments table above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, defined by Regulation S-K item 303(a)(4), other than operating leases on our buildings and the commitment for capital expenditures in Jinan and Yangzhou.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the six months ended December 26, 2009 the majority of the Company’s revenues were from sales to distributors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 26, 2009 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $94.5 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 26, 2009, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $914,000. Although we consider unrealized gains and  losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 26, 2009 due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended June 27, 2009.

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

We are working to remediate the material weaknesses by making a number of improvements to our finance department, including the implementation of improved processes and procedures, as well as additions to and upgrades of key finance personnel. Since June 27, 2009, we have hired a new general accounting manager and a cost accounting manager to augment our accounting staff. We have re-examined and updated our documentation and review procedures. We are also revamping the processes in the cost module of the ERP system. We may also consider implementing other remediation measures.

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

Except for the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to face a challenging business environment and limited visibility on end-market demands. Revenues in the last five quarters have been down significantly from revenues in the first quarter of fiscal 2009 ending September 27, 2008.

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

In our annual reports on Form 10-K for the years ended June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting which were subsequently remediated.

As reported in Item 9A of our recently filed 10-K, Pericom had material weaknesses in internal control over financial reporting as of June 27, 2009, and management and our independent registered public accounting firm determined that as of June 27, 2009, our internal control over financial reporting was not effective.  As a result, we also concluded that our disclosure controls and procedures were not effective as of June 27, 2009, or as of the end of the first three fiscal quarters of 2009. As set forth in this Form 10-Q, we determined that our disclosure controls and procedures were not effective as of December 26, 2009 due to the fact that management had not fully remediated the material weaknesses described in our Form 10-K.

The errors described in Item 9A resulted in the restatement of our financial results for the periods covered by the Forms 10-Q for the first three fiscal quarters of FY 2009, which restated results are set forth in amended Forms 10-Q/A filed for each of these periods.  Please refer to Item 9A of the 10-K for a discussion of the material weaknesses.

Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters.

Although we have renewed our efforts to maintain effective internal control in financial reporting as described in Item 4 of this report on Form 10-Q, there can be no assurance that we will succeed in remediating the material weaknesses that have been identified. There also can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences if our future internal control over financial reporting and disclosure controls and procedures are not effective.

Our finance department has undergone, and continues to undergo, significant changes.

The Company has recently undergone significant turnover of personnel in the finance department, including in significant positions.  The Company is in the process of implementing changes in its finance department, including but not limited to recruiting to fill key management positions, enhancing training in certain areas, and implementing improved processes and procedures. There can be no assurance that these changes will sufficiently improve the Company's finance functions, or that the finance personnel turnover the Company has experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Conflicts of interest may arise with respect to transactions with certain of our non-wholly owned subsidiaries.

We currently hold an approximately 43% ownership interest in Pericom Technology, Inc., a company with its principal offices in Shanghai, People’s Republic of China.  The remaining interest in PTI is held by various entities and individuals, including our Chairman, Alex Hui, another director and officer of Pericom, John Hui, and other members of management.

The Company has made investments, over the years, into PTI and has entered into various agreements with PTI.  It is possible that the Company may make further investments into (either by purchasing currently outstanding shares or newly issued shares of PTI), or enter additional agreements with, PTI or other entities in which directors and/or management of the Company hold ownership interests.  Such transactions will involve conflicts of interest.  Although the Company will take various measures to mitigate such conflicts of interest, including having such transactions reviewed by independent and disinterested members of the Board of Directors of the Company, there can be no assurance that such measures will completely mitigate such conflicts of interests or that these transactions will be as favorable to the Company as transactions that the Company negotiates with unrelated parties.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 107 patents covering certain aspects of our product designs and have 13 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have completed construction of a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and starting up a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had 2 direct customers that each accounted for more than 10% of net revenues during the six months ended December 26, 2009. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 26, 2009 totaled 55%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the six months ended December 26, 2009 and the fiscal year ended June 27, 2009, sales to our distributors were approximately 61% and 56% of net revenues, respectively as compared to approximately 49% of net revenues in the fiscal year ended June 28, 2008 and 40% for the fiscal year ended June 30, 2007. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In the six months ended December 26, 2009 and in fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

•	tariffs and other barriers and restrictions;
•	unexpected changes in regulatory requirements;
•	the burdens of complying with a variety of foreign laws; and
•	delays resulting from difficulty in obtaining export licenses for technology.

Various of our subsidiaries are located in Asia.  We manufacture certain of our frequency control products in Taiwan.  We are also in the process of developing a factory in the Jinan Development Zone in the Shandong Province of the People's Republic of China and a research and development and manufacturing center in Yangzhou, People's Republic of China.  The development of  these facilities  depends upon various tax concessions, tax rebates and other support from the local governmental bodies in the areas where the facilities are located.  There can be no assurance that these local governmental bodies will not change their position regarding such tax and other support and such a change might adversely affect the successful completion and profitability of these projects.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The following table summarizes the stock repurchase activity during the six months ended December 26, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or $ Value That May Yet be Purchased Under the Plans or Programs
November 1, 2009 – November 30, 2009	100,000	$10.30	2,673,107	$25,426,150
December 1, 2009 – December 31, 2009	2,551	10.50	2,675,658	25,399,314

Total	102,551	$10.30	2,675,658	$25,399,314

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on December 11, 2009 in San Jose, California. The proposals presented at the meeting were all approved by the Company’s shareholders and the results were as follows:

1.	Election of seven directors of the Company to serve for the ensuing year and until their successors are elected and qualified.

Name of Director	Votes For	Votes Withheld
Alex Chiming Hui	23,392,641	301,791
Chi-Hung (John) Hui, Ph.D	23,529,965	164,467
Hau L. Lee, Ph.D.	13,598,408	10,096,024
Dennis McKenna	22,617,360	1,077,072
Michael J. Sophie	12,625,706	11,068,726
Siu-Weng Simon Wong, Ph.D.	12,626,218	11,068,214
Edward Yang	23,492,216	202,216

2.	To approve the Pericom Semiconductor Corporation 2010 Employee Stock Purchase Plan.

Votes	Votes	Votes
For	Against	Abstained
21,846,144	260,191	12,206

3.	To ratify and approve the appointment of Burr, Pilger & Mayer LLP as the independent auditors for the Company for the fiscal year ending July 3, 2010.

Votes	Votes	Votes
For	Against	Abstained
23,566,316	117,346	10,770

Item 6.  Exhibits.

Exhibit	Exhibit
Number	Description

10.1*	English translation of R&D Center Investment Agreement between Yangzhou Economic and Technological Development Zone and Pericom Asia Limited dated as of December 1, 2009
10.2**	2010 Employee Stock Purchase Plan, attached as Appendix A to our Proxy Statement on Schedule 14A, which was filed on October 23, 2009, and is incorporated herein by reference.
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Angela Chen, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Certain confidential portions of this exhibit have been omitted based on a request for confidential treatment submitted to the Securities and Exchange Commission (the “SEC”). Omissions are indicated by [*]. The omitted information has been filed separately with the SEC as part of the confidential treatment request. In the event that the SEC should deny such request in whole or in part, such exhibits or relevant portions thereof shall be publicly filed.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: February 4, 2010	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Angela Chen
Angela Chen
Chief Financial Officer