Form 10-Q
period 2010-03-27
PERICOM SEMICONDUCTOR CORP
filed 2010-05-06
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

Yes  ☐     No  ☒

As of May 4, 2010 the Registrant had outstanding 25,351,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 27, 2010

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 27	June 27,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$34,528	$37,321
Restricted cash	-	3,200
Short-term investments	74,933	75,471
Accounts receivable
Trade (net of allowances of $2,195 and $2,163)	22,458	22,875
Other receivables	1,537	1,663
Inventories	18,605	16,340
Prepaid expenses and other current assets	2,610	2,075
Deferred income taxes	2,674	2,433
Total current assets	157,345	161,378

Property, plant and equipment – net	49,274	47,238
Investments in unconsolidated affiliates	12,495	10,826
Deferred income taxes – non-current	3,767	4,657
Long-term investments in marketable securities	16,898	11,780
Goodwill	1,685	1,673
Intangible assets	1,543	1,764
Other assets	7,440	6,742
Total assets	$250,447	$246,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,140	$10,824
Accrued liabilities and other	10,555	15,118
Current portion of long term debt	123	60
Total current liabilities	21,818	26,002

Long term debt	1,570	1,610
Industrial development subsidy	4,822	3,718
Other long-term liabilities	1,522	1,287
Total liabilities	29,732	32,617

Commitments (Note 7)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares	133,297	133,162
authorized; shares issued and outstanding: March 27, 2010,
25,288,000; June 27, 2009, 25,462,000
Retained earnings	85,125	78,249
Accumulated other comprehensive income, net of tax	2,293	797
Total Pericom shareholders’ equity	220,715	212,208
Noncontrolling interests in consolidated subsidiaries	-	1,233
Total shareholders' equity	220,715	213,441
Total liabilities and shareholders' equity	$250,447	$246,058

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended June 27, 2009.

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net revenues	$36,661	$24,394	$105,418	$98,924
Cost of revenues	23,723	15,731	69,900	64,321
Gross profit	12,938	8,663	35,518	34,603
Operating expenses:
Research and development	4,251	3,996	12,633	12,580
Selling, general and administrative	6,201	5,136	19,065	17,490
Restructuring charge	-	293	-	510
Total operating expenses	10,452	9,425	31,698	30,580
Income (loss) from operations	2,486	(762)	3,820	4,023
Interest and other income	1,219	1,501	4,150	3,871
Other-than-temporary decline in value of investment	-	(48)	-	(506)
Income before income taxes	3,705	691	7,970	7,388
Income tax expense	1,260	460	2,737	2,344
Net income from consolidated companies	2,445	231	5,233	5,044
Equity in net income of unconsolidated affiliates	608	49	1,671	95
Net income	3,053	280	6,904	5,139
Net income attributable to noncontrolling interests	-	(24)	(28)	(92)
Net income attributable to Pericom shareholders	$3,053	$256	$6,876	$5,047
Basic income per share to Pericom shareholders	$0.12	$0.01	$0.27	$0.20
Diluted income per share to Pericom shareholders	$0.12	$0.01	$0.27	$0.20
Shares used in computing basic income per share	25,386	25,218	25,479	25,438
Shares used in computing diluted income per share	25,697	25,282	25,762	25,673

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,904	$5,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,855	5,844
Stock based compensation	2,861	2,698
Tax benefit resulting from stock option transactions	225	170
Excess tax benefit resulting from stock option transactions	(32)	(13)
Write off of in-process research and development	-	34
Other than temporary decline in the value of investments	-	458
Gain on sale of investments	(1,988)	(1,071)
Loss on disposal of assets	-	2
Equity in net income of unconsolidated affiliates	(1,671)	(95)
Deferred taxes	683	(677)
Changes in assets and liabilities:
Accounts receivable	1,040	5,275
Inventories	(2,014)	(42)
Prepaid expenses and other current assets	190	4,509
Other assets	(754)	(11)
Accounts payable	298	(4,691)
Accrued liabilities and other	(5,659)	(1,569)
Other long-term liabilities	1,363	-
Net cash provided by operating activities	7,301	15,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,668)	(12,683)
Purchase of available-for-sale investments	(84,278)	(100,683)
Maturities and sales of available-for-sale and trading investments	81,145	89,847
Cash paid for PTL noncontrolling interest acquisition	-	(1,285)
Cash paid for SRe noncontrolling interest acquisition	(1,223)	-
Change in restricted cash balance	3,200	-
Net cash used in investing activities	(7,824)	(24,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,488	1,544
Excess tax benefit resulting from stock option transactions	32	13
Mortgage financing	(31)	1,669
Repurchase of common stock	(4,251)	(5,451)
Net cash used in financing activities	(2,762)	(2,225)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	492	(960)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,793)	(12,029)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,321	41,646
End of period	$34,528	$29,617

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 27, 2010, the results of operations for the three and nine months ended March 27, 2010 and March 28, 2009 and cash flows for the nine months ended March 27, 2010 and March 28, 2009.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 25, 2009.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and nine months ended March 27, 2010 and March 28, 2009 are not necessarily indicative of the results to be expected for the entire year.  The three and nine month periods ended March 27, 2010 and March 28, 2009 each had 13 and 39 week periods, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations:  advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in customer relationships; acquisitions and the subsequent integration of the acquired entity with the Company; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations and environmental laws; availability of necessary components; interruptions at wafer suppliers and subcontractors; fluctuations in currencies given the Company’s sales and operations heavily weighted and paid in foreign currencies; and the Company’s ability to attract and retain employees necessary to support its growth.

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, SaRonix-eCERA Corporation (“SRe”), Pericom Taiwan Limited Corporation (“PTL”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). In addition PAL has a wholly-owned subsidiary, PSE Technology (Shandong) Corporation ("PSE"), in China to operate a factory for the development and manufacture of frequency control products (“FCPs”). The Company eliminates all intercompany balances and transactions in consolidation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

 In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

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

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We are currently evaluating the impact this guidance will have on our consolidated financial position, results of operations and cash flows.

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

2. INTANGIBLE ASSETS

Pericom’s intangible assets are derived from completed acquisitions and for each of the following period-ending dates are composed of:

	March 27, 2010			June 27, 2009
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA trade name	$41	$(27)	$14	$40	$(22)	$18
Core developed technology	1,868	(960)	908	1,833	(757)	1,076
SaRonix supplier relationship	398	(192)	206	398	(143)	255

Total amortizable purchased intangible assets	2,307	(1,179)	1,128	2,271	(922)	1,349

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,722	$(1,179)	$1,543	$2,686	$(922)	$1,764

Amortization expense related to finite-lived purchased intangible assets was approximately $83,000 and $247,000 for the three and nine month periods ended March 27, 2010 and $76,000 and $177,000 for the three and nine month periods ended March 28, 2009, respectively.

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

The finite-lived purchased intangible assets consist of supplier relationships, trade names and core developed technology, which have remaining weighted average useful lives of approximately four years.  We expect our future amortization expense associated with the Company’s intangible assets over the next five years to be:

	Months from March 27, 2010
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months
Expected amortization-PTL	$187	$187	$187	$110	$-
Expected amortization-SaRonix	117	117	117	36	-
Expected amortization-eCERA	29	29	12	-	-
	$333	$333	$316	$146	$-

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share attributable to Pericom shareholders for the three and nine month periods ended March 27, 2010 and March 28, 2009 are computed as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(in thousands, except per share data)	2010	2009	2010	2009

Net income attributable to Pericom shareholders	$3,053	$256	$6,876	$5,047
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,386	25,218	25,479	25,438

Basic earnings per share attributable to Pericom shareholders	$0.12	$0.01	$0.27	$0.20

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,386	25,218	25,479	25,438
Dilutive shares using the treasury stock method	311	64	283	235
Shares used in computing diluted earnings per share	25,697	25,282	25,762	25,673

Diluted earnings per share attributable to Pericom shareholders	$0.12	$0.01	$0.27	$0.20

Options to purchase 2,897,000 and 2,819,000 shares of common stock, and restricted stock units of 75,000 and 80,000 were outstanding as of March 27, 2010 for the three and nine months ended respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 3,816,000 and 3,165,000 shares of common stock and restricted stock units of 217,000 and 130,000 were outstanding as of March 28, 2009 for the three and nine months ended respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	March 27,	June 27,
(in thousands)	2010	2009

Raw materials	$7,919	$5,529
Work in process	5,485	5,369
Finished goods	5,201	5,442
	$18,605	$16,340

The higher inventory levels at March 27, 2010 reflect improved sales levels during the first nine months of  fiscal 2010 as well as the anticipation of continued sales increases.

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 27, 2010, the Company had $3.3 million of written-off inventory as compared to $4.1 million at June 27, 2009.  The Company attributes this reduction of approximately $735,000 in obsolete inventory between March 27, 2010 and June 27, 2009 to sales of previously reserved inventory and physically scrapping products previously written-off, partially offset by additional write-offs.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 27,	June 27,
(in thousands)	2010	2009

Accrued construction liabilities	$2,564	$8,958
Accrued compensation	4,463	3,815
Accrued income tax	1,988	971
External sales representative commissions	581	470
Other accrued expenses	959	904
	$10,555	$15,118

6. DEBT

The short and long term debt as reported in the consolidated balance sheet as of March 27, 2010 is as follows:

	Annual		Total Amounts Due
(in thousands)	Interest Rate	Total due	Within 12 Months	After 12 Months

Mortgage loan - PTL	1.67%	$1,693	$123	$1,570

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million. The debt carries a variable rate of interest at the 1-year time deposit rate plus 0.64% for the first two years and plus 1.34% afterwards. The loan is denominated in New Taiwanese Dollars and only interest was required to be paid until January 2010, after which it became a fully amortizing loan.

As discussed in Note 16, Subsequent Events, the Company paid off this mortgage in April 2010.

7.  COMMITMENTS

The Company’s future minimum commitments at March 27, 2010 are as follows:

	Months from 3/27/2010
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Thereafter	Total
Operating lease payments	$1,412	$1,244	$1,261	$1,002	$25	$-	$4,944
Mortgage loan	153	159	156	153	150	1,191	1,962
Capital equipment purchase commitments	13,693	8,601	-	-	-	-	22,294
Total	$15,258	$10,004	$1,417	$1,155	$175	$1,191	$29,200

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

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of March 27, 2010, the Company’s commitment for the Yangzhou project is $21 million, which is included in the table above.

8.  INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

			Net Revenues
	Three Months Ended			Nine Months Ended
	March 27,	March 28,		March 27,	March 28,
	2010	2009		2010	2009
Customer A	22%	21%		21%	18%
Customer B	14%	10%		14%	14%
All others	64%	69%		65%	68%
	100%	100%		100%	100%

	Accounts Receivable
	March 27,	June 27,
	2010	2009
Customer A	26%	21%
Customer B	8%	9%
All others	66%	70%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and nine month periods ended March 27, 2010 and March 28, 2009:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Taiwan	$17,851	$10,264	$53,410	$41,976
China (including Hong Kong)	10,130	8,547	29,381	33,320
United States	3,272	2,164	8,427	7,668
Singapore	738	479	2,013	3,434
Other (less than 10% each)	4,670	2,940	12,187	12,526
Total net revenues	$36,661	$24,394	$105,418	$98,924

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of March 27, 2010 and June 27, 2009:

	March 27,	June 27,
	2010	2009

China (including Hong Kong)	$25,531	$21,806
Taiwan	18,287	19,424
United States	3,970	4,445
Other countries	1,486	1,563
Total	$49,274	$47,238

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

During the three and nine month periods ended March 27, 2010, the Company repurchased approximately 337,600 and 440,100 shares for an aggregate cost of approximately $3.2 and $4.3 million, respectively. During the nine month period ended March 28, 2009, the Company repurchased approximately 712,000 shares for an aggregate cost of $5.5 million, which included the shares needed to complete the repurchase of 2.0 million shares under the 2007 authority.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of March 27, 2010, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 27, 2010 the Company had four stock option plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 7.4 million shares of common stock as of March 27, 2010 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

The Company may grant options at the fair value on the grant date for incentive stock options and nonqualified stock options.  Options vest over periods of generally 48 months as determined by the Board of Directors.  Options granted under the Plans expire 10 years from the grant date.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended March 27, 2010 and March 28, 2009 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Expected Life	5.5 years	5.2 years
Risk-free interest rate	2.60%	1.70%
Volatility	53%	51%
Dividend Yield	0%	0%

The weighted average fair value of options granted during the three months ended March 27, 2010 and March 28, 2009 was $4.86 and $3.19, respectively.

The following table summarizes the Company’s stock option activity for the nine months ended March 27, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Options outstanding at June 27, 2009	3,755	$14.00	4.86	$0.4

Granted (weighted average grant date fair value of $5.00)	384	10.05
Exercised	(80)	8.50
Cancelled or expired	(259)	18.37
Options outstanding at March 27, 2010	3,800	$13.42	4.82	$2.2

Options vested and expected to vest at March 27, 2010	3,684	$13.49	4.69	$2.1
Options exercisable at March 27, 2010	2,939	$13.98	3.71	$1.8

At March 27, 2010, 2.9 million shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the nine months ended March 27, 2010 was $186,000.

At March 27, 2010, expected future compensation expense relating to options outstanding is $3.6 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding and exercisable as of March 27, 2010 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of March 27, 2010	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of March 27, 2010	Weighted Average Exercise Price

$4.89	$8.70	800,000	5.50	$8.07	695,000	$8.17
$8.71	$10.68	940,000	7.21	$10.01	519,000	$9.98
$10.74	$13.96	782,000	3.36	$12.24	693,000	$12.36
$14.00	$16.56	780,000	5.20	$15.46	545,000	$15.41
$16.59	$37.22	498,000	0.90	$27.07	487,000	$27.28

$4.89	$37.22	3,800,000	4.82	$13.42	2,939,000	$13.98

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the nine months ended March 27, 2010 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
RSUs outstanding at June 27, 2009	349	$10.18	2.08	$3.0

Awarded	188	9.94
Released	(35)	13.31
Forfeited	(18)	10.42
RSUs outstanding at March 27, 2010	484	$9.86	1.75	$5.0

RSUs expected to vest after March 27, 2010	397	$9.88	1.64	$4.1

At March 27, 2010, expected future compensation expense relating to RSUs is $3.0 million, which will be amortized to expense over a weighted average period of 3.0 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 3.3 million shares of the Company’s Common Stock for issuance under this Plan, of which 2.0 million remain available at March 27, 2010 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first nine months of fiscal years 2010 and 2009, the Company issued 152,497 and 135,075 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.32 and $6.47, respectively.  The weighted average fair value of the awards for the first nine months of fiscal 2010 and 2009 were $3.10 and $1.70 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. ASC Topic 718 (formerly FAS123(R) and Technical Bulletin No. 97-1) states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights.  The Company bases volatility on the expected volatility of the Company’s stock during the accrual period.  The expected term is determined by the time from enrollment until purchase, and the Company uses the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Expected Life	6 months	13.5 months
Risk-free interest rate	0.17%	0.58%
Volatility	52%	67%
Dividend Yield	0%	0%

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 27, 2010:

	Shares	Weighted Average Purchase Price

Beginning Available	363,906
Shares added	1,800,000
Purchases	(152,497)	$5.32

Ending Available	2,011,409

At March 27, 2010, the Company had $349,000 in unamortized share-based compensation related to its employee stock purchase plan.  The Company estimates this expense will be amortized and recognized in the consolidated statement of operations over the next 0.7 years.

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

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended March 27, 2010 and March 28, 2009 generated from the plans described above:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(In Thousands)	2010	2009	2010	2009

Cost of goods sold	$70	$72	$198	$192
Research and development	371	393	1,065	1,048
Selling, general and administrative	557	533	1,598	1,458
Pre-tax share-based compensation expense	998	998	2,861	2,698
Income tax impact	299	196	798	574
Net share-based compensation expense	$699	$802	$2,063	$2,124

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(In Thousands)	2010	2009	2010	2009

Stock options	$587	$602	$1,616	$1,783
Restricted stock units	293	151	734	301
Stock purchase plan	118	245	511	614
Total share-based compensation expense	$998	$998	$2,861	$2,698

The amount of share-based compensation expense in inventory at March 27, 2010 and June 27, 2009 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of March 27, 2010 was $756,000.  All of this amount would affect the corporation’s tax rate if recognized. In addition, as of March 27, 2010 the Company had accrued $84,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2004 through 2009. To the Company’s knowledge, there are currently no examinations underway.

 Income Tax Expense

Income tax expense for the nine months ended March 27, 2010 and March 28, 2009 was $2.7 million and $2.3 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. As of March 27, 2010, the Company has recorded a valuation allowance of $819,000 against its deferred tax assets.

12. INVESTMENTS IN AFFILIATES

Our investments in unconsolidated affiliates are comprised of the following:

	March 27,	June 27,
(in thousands)	2010	2009

Pericom Technology, Inc.	$10,223	$8,806
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,272	2,020
Total	$12,495	$10,826

The Company has an approximate 42.7% ownership interest in Pericom Technology, Inc. (“PTI”).  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For the first nine months of fiscal 2010 and 2009, the Company’s allocated portion of PTI’s results was income of $1.4 million and  $64,000, respectively. Condensed operating results of PTI were as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(in thousands)	2010	2009	2010	2009

Revenue	$4,651	$2,516	$12,404	$8,976
Gross profit	2,321	1,447	6,182	4,585
Operating income	1,240	321	2,983	976
Net income (loss)	1,220	258	3,317	254

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe and supplies SRe with blanks for its surface mount device (SMD) production lines. For the first nine months of fiscal 2010 and 2009, the Company’s allocated portion of JCP’s results was income of $253,000 and $31,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Effective June 28, 2009, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is shown on the face of the condensed consolidated statement of operations.

The Company consolidates its subsidiary SRe, which had noncontrolling interests for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of SRe, and these shares were acquired by the Company in November 2009 for approximately $1.2 million.

Comprehensive income consists of net income, net unrealized gain (loss) on available-for-sale securities and foreign currency translation gain (loss) generated by the Company’s consolidated subsidiaries.  Changes in equity including comprehensive income for the nine months ended March 27, 2010 and March 28, 2009 are as follows:

(In Thousands)	Pericom Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance June 28, 2008	$207,455	$1,118	$208,573
Net income	5,047	92	5,139
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(337)	-	(336)
Translation gain (loss), net	(3,898)	-	(3,898)
Total comprehensive income	812	92	905
Issuance of common stock - options and ESPP	1,544	-	1,544
Stock expense - APIC	2,698	-	2,698
Stock repurchases	(5,451)	-	(5,451)
Balance March 28, 2009	$207,058	$1,210	$208,269

Balance June 27, 2009	$212,208	$1,233	$213,441
Net income	6,876	28	6,904
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	106	-	106
Translation gain (loss), net	1,390	-	1,390
Total comprehensive income	8,372	28	8,400
Issuance of common stock - options and ESPP	1,488	-	1,488
Stock expense - APIC	2,861	-	2,861
Stock repurchases	(4,252)	-	(4,252)
Cash paid for noncontrolling interest	38	(1,261)	(1,223)
Balance March 27, 2010	$220,715	$-	$220,715

14. INVESTMENTS IN MARKETABLE SECURITIES

 The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At March 27, 2010 a summary of our investments by major security type is as follows:

	As of March 27, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$204	$-	$(2)	$(2)	$202
National government and agency securities	15,215	99	(13)	85	15,300
State and municipal bond obligations	16,366	125	-	125	16,491
Corporate bonds and notes	42,270	1,089	(40)	1,049	43,319
Asset backed securities	7,785	35	(33)	2	7,787
Mortgage backed securities	8,787	57	(113)	(55)	8,732
Total	$90,626	$1,405	$(201)	$1,205	$91,831

At June 27, 2009 a summary of our investments by major security type is as follows:

	As of June 27, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$3,008	$28	$-	$28	$3,036
National government and agency securities	4,856	30	(10)	20	4,876
State and municipal bond obligations	21,658	270	(23)	247	21,905
Corporate bonds and notes	45,875	1,107	(14)	1,093	46,968
Asset backed securities	1,954	4	(107)	(103)	1,851
Mortgage backed securities	8,748	94	(300)	(206)	8,542
Total	$86,099	$1,533	$(454)	$1,079	$87,178

The above investments are included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 27, 2010 and June 27, 2009:

	Continuous Unrealized Losses at March 27, 2010
	Less Than 12 Months		12 Months or Longer		Total

	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury securities	$203	$2	$-	$-	$203	$2
National government and agency securities	4,123	39	-	-	4,123	39
State and municipal bond obligations	242	0	-	-	242	0
Corporate bonds and notes	7,520	40	-	-	7,520	40
Asset backed securities	1,726	3	468	5	2,194	8
Mortgage backed securities	2,440	9	529	104	2,969	113
	$16,254	$92	$997	$109	$17,251	$201

	Continuous Unrealized Losses at June 27, 2009
	Less Than 12 Months		12 Months or Longer		Total

	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury securities	$-	$-	$-	$-	$-	$-
National government and agency securities	1,582	10	-	-	1,582	10
State and municipal bond obligations	1,644	23	-	-	1,644	23
Corporate bonds and notes	4,504	12	494	2	4,998	14
Asset backed securities	-	-	434	107	434	107
Mortgage backed securities	2,203	29	1,893	271	4,096	300
	$9,933	$74	$2,821	$380	$12,754	$454

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the nine months ended March 27, 2010 and March 28, 2009, proceeds from sales and maturities of available-for-sale securities were $81.1 million and $89.8 million, respectively, and realized gains were $2.0 million and $1.1 million, respectively.

In addition, the Company recognized an other-than-temporary impairment (“OTTI”) credit loss of $414,000 in the nine months ended March 28, 2009 which was reclassified out of other comprehensive income. Activity for the nine months ended March 27, 2010 related to the pretax available-for-sale credit loss component reflected within retained earnings for securities still held at March 27, 2010 was as follows:

Nine
Months ended
March 27,
(In Thousands)	2010

Beginning balance of credit losses on available-for-sale securities	$414
Addditional credit losses for which an OTTI loss was previously recognized	-
Addditional credit losses for which an OTTI loss was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities the Company intends to sell or more likely than not will be required to sell	-
Ending balance of credit losses on available-for-sale securities	$414

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of March 27, 2010. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2048.

(in thousands)	March 27, 2010
Contractual Maturities
Less than 12 months	$11,535
One to three years	35,470
Over three years	28,725
Multiple dates	16,101
Total	$91,831

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis.  Most of our investments are classified as Level 2 at March 27, 2010. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
US Treasury securities	$202	$202	$-	$-
Government and agency securities	15,300	-	15,300	-
State and municipal bond obligations	16,491	-	16,491	-
Corporate bonds and notes	43,319	-	43,319	-
Asset backed securities	7,787	-	7,787	-
Mortgage backed securities	8,732	-	8,732	-
Total	$91,831	$202	$91,629	$-

(1)	Included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheet

The Company had no transfers into or out of Level 2 during the nine months ended March 27, 2010.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 27, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at March 27, 2010.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

16. SUBSEQUENT EVENTS

On April 22, 2010, the Company repaid the mortgage of $1.7 million that had been taken out on PTL’s building in December 2008.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s sales to Taiwan and China, plans to remediate the material weaknesses in our internal control over financial reporting, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone and the Yangzhou Economic and Technology Development Zone, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our R&D and SG&A expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.7%	64.5%	66.3%	65.0%
Gross profit	35.3%	35.5%	33.7%	35.0%
Operating expenses:
Research and development	11.6%	16.4%	12.0%	12.7%
Selling, general and administrative	16.9%	21.1%	18.1%	17.7%
Restructuring charge	-	1.2%	-	0.5%
Total	28.5%	38.7%	30.1%	30.9%

Income (loss) from operations	6.8%	(3.2)%	3.6%	4.1%
Interest and other income	3.3%	6.2%	3.9%	3.9%
Other-than-temporary decline in value of investment	-	(0.2)%	-	(0.5)%
Income before income taxes	10.1%	2.8%	7.6%	7.5%

Income tax expense (benefit)	3.4%	1.9%	2.6%	2.4%
Income from consolidated companies	6.7%	0.9%	5.0%	5.1%
Equity in net income (loss) of unconsolidated affiliates	1.7%	0.2%	1.5%	0.1%
Net income	8.4%	1.1%	6.5%	5.2%
Net income attributable to the noncontrolling interests	-	(0.1)%	-	(0.1)%

Net income attributable to Pericom shareholders	8.4%	1.0%	6.5%	5.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	March 27,	March 28,	%	March 27,	March 28,	%
	2010	2009	Change	2010	2009	Change

Net revenues	$36,661	$24,394	50.3%	$105,418	$98,924	6.6%
% of net sales accounted for by top 5 direct customers (1)	54.7%	52.4%		54.5%	50.1%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	30.3%	30.1%		30.7%	27.5%

Number of end customers that each account for more than 10% of net sales	1	1		1	1

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased $12.3 million or 50.3% in the third quarter of fiscal 2010 versus the third quarter of fiscal 2009. This significant increase is primarily the result of improving business conditions since the quarter ended March 28, 2009, which was our low point of quarterly sales during the 2009 global recession. Net revenue for IC and FCP products in the third quarter of fiscal 2010 versus the third quarter of fiscal 2009 reflected:

•	a $7.9 million increase in sales of IC products to $22.9 million, for a 52.1% sales increase, and
•	an increase of $4.4 million or 47.4% in sales of our FCP products to $13.8 million.

Net revenue increased $6.5 million or 6.6% in the first nine months of fiscal 2010 versus the first nine months of fiscal 2009 primarily as the result of:

•	an increase of $7.1 million or 12.0% in sales of our IC products to $66.1 million, partially offset by
•	a $0.6 million decline in sales of FCP products to $39.3 million, for a 1.5% sales decrease.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended March 27, 2010 and March 28, 2009:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Taiwan	49%	42%	51%	42%
China (including Hong Kong)	28%	35%	28%	34%
United States	9%	9%	8%	8%
Singapore	2%	2%	2%	3%
Other (less than 10% each)	12%	12%	11%	13%

Total	100%	100%	100%	100%

For the three and nine months ended March 27, 2010 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan increased as a result of continued demand for technological devices and an increasing concentration of contract manufacturing there. We expect our future sales to continue to grow, as a percentage of net revenues, in both Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to continue a modest decline.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 27,	March 28,	%	March 27,	March 28,	%
(In thousands)	2010	2009	Change	2010	2009	Change

Net revenues	$36,661	$24,394	50.3%	$105,418	$98,924	6.6%
Gross profit	12,938	8,663	49.3%	35,518	34,603	2.6%
Gross profit as a percentage of net revenues (gross margin)	35.3%	35.5%		33.7%	35.0%

The increase in gross profit for the three months ended March 27, 2010 as compared with the same period of the prior year was due to increased sales in IC and FCP products of 52.1% and 47.4%, respectively.  Specifically, the increase in gross profit was primarily from:

•	increased IC sales, which led to $3.3 million of increased gross profit, and

•	higher FCP sales, resulting in $1.0 million of increased gross profit.

Gross margin of 35.3% for the three months ended March 27, 2010 was 0.2% lower than gross margin for the same period of the prior year.

With respect to the increase in gross profit in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 of $0.9 million is the result of:

•	A 6.6% increase in sales, which led to $2.2 million of increased gross profit, partially offset by
•	lower margins at 33.7%, resulting in a $1.3 million reduction in gross profit.

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

During the three and nine months ended March 27, 2010, gross profit and gross margin benefited as a result of the sale of inventory of $51,000 and $183,000 respectively, that we had previously identified as excess and written down to zero value, as compared with $23,000 and $100,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	March 27,	March 28,	%	March 27,	March 28,	%
(In thousands)	2010	2009	Change	2010	2009	Change

Net revenues	$36,661	$24,394	50.3%	$105,418	$98,924	6.6%
Research and development	4,251	3,996	6.4%	12,633	12,580	0.4%

R&D as a percentage of net revenues	11.6%	16.4%		12.0%	12.7%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $255,000 expense increase for the three months ended March 27, 2010 as compared to the same period of the prior year is primarily attributable to $359,000 of increased expenditures for employee wages and benefits, partially offset by a $142,000 reduction in depreciation charges and software maintenance expenses. The $53,000 expense increase for the nine month period ended March 27, 2010 as compared to the same period of the prior year is attributable to $220,000 of increased expenditures for employee wages and benefits, partially offset by a $146,000 reduction in expenditures for masks, tooling, fabrication and assembly.

The Company believes that continued spending on research and development to develop new products and improve manufacturing processes is critical to the Company’s long-term success, and as a result expects to continue to invest in research and development projects.  In the short term, the Company intends to continue to focus on cost control as business conditions improve.  If business conditions deteriorate or the rate of improvement does not meet our expectations, the Company may implement further cost-cutting actions.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	March 27,	March 28,	%	March 27,	March 28,	%
(In thousands)	2010	2009	Change	2010	2009	Change

Net revenues	$36,661	$24,394	50.3%	$105,418	$98,924	6.6%
Selling, general and administrative	6,201	5,136	20.7%	19,065	17,490	9.0%

SG&A as a percentage of net revenues	16.9%	21.1%		18.1%	17.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of $1.1 million for the three month period ended March 27, 2010 as compared to the same period of the prior year is attributable primarily to increased wages and benefits of $380,000, sales commissions of $253,000, consultant expenditures of $132,000 and travel and entertainment expenses of $58,000. The expense increase of $1.6 million for the nine month period ended March 27, 2010 as compared to the same period of the prior year is attributable primarily to increased expenditures of $1.2 million for legal and accounting fees in connection with the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing, sales commissions of $253,000, and travel and entertainment expenses of $58,000.

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

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	March 27,	March 28,	%	March 27,	March 28,	%
(In thousands)	2010	2009	Change	2010	2009	Change

Interest and other income, net	$1,219	$1,501	-18.8%	$4,150	$3,871	7.2%

Interest and other income for the three month period ended March 27, 2010 decreased $282,000 as compared with the same period of the prior year due primarily to annualized rates of interest on invested balances declining to 3.1% for the current quarter as compared with 4.3% for the same quarter of the prior year. The $279,000 increase in interest and other income for the nine month period ended March 27, 2010 was primarily the result of $2.0 million of realized gains on sales of short-term investments this year as compared with realized gains of $1.1 million in the prior year, partially offset by somewhat lower rates of interest on invested balances this year.

Other-Than-Temporary Decline in Value of Investment

Other-than-temporary decline in value of investment was zero for the three and nine month periods ended March 27, 2010 as compared with $506,000 in the nine month period of the prior year. The prior year decline was primarily caused by a $414,000 loss in value of an investment security held in our short-term investment portfolio, which resulted from the issuing company filing for Chapter 11 bankruptcy protection. The Company’s investment guidelines require a diversified portfolio of investment grade instruments, and it is unlikely that any future impairments on individual securities would be material to the Company’s liquidity and financial position.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	March 27,	March 28,	%	March 27,	March 28,	%
(In thousands)	2010	2009	Change	2010	2009	Change

Pre-tax income	$3,705	$691	436.2%	$7,970	$7,388	7.9%
Income tax expense	1,260	460	173.9%	2,737	2,344	16.8%

Effective tax rate	34%	67%		34%	32%

The increase in income tax expense for the three months ended March 27, 2010 over the same period of the prior year is due to the significant increase in income before income taxes. The effective tax rates for the nine month periods ended March 27, 2010 and March 28, 2009 were comparable at 34% and 32%, respectively.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Nine Months Ended
	March 27,	March 28,		March 27,	March 28,
(In thousands)	2010	2009	Change	2010	2009	Change

Equity in net income of PTI	$521	$64	$457	$1,418	$64	$1,354
Equity in net income of JCP	87	(15)	102	253	31	222

Total	$608	$49	$559	$1,671	$95	$1,576

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong. Our allocated portion of PTI’s results was income of $521,000 and $1.4 million for the three and nine month periods ended March 27, 2010, respectively, as compared with income of $64,000 for each of the same periods of the prior year.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 27, 2010, the Company’s allocated portion of JCP’s results was income of $87,000 and $253,000, respectively, as compared with a loss of $15,000 and income of $31,000 for the three and nine month periods ended March 28, 2009, respectively.

Liquidity and Capital Resources

As of March 27, 2010, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $126.4 million as compared with $124.6 million on June 27, 2009.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 27, 2010, unrealized gains on marketable securities net of taxes were $795,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 27, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at March 27, 2010.

As of March 27, 2010, $34.5 million was classified as cash and cash equivalents compared with $37.3 million as of June 27, 2009.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the nine month period ended March 27, 2010, the Company spent approximately $6.7 million on property and equipment compared to $12.7 million for the nine month period ended March 28, 2009.  The Company generated approximately $4.2 million of interest and other income, net for the nine month period ended March 27, 2010, as compared with $3.9 million of interest and other income, net for the nine month period ended March 28, 2009. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $7.3 million for the nine months ended March 27, 2010 was primarily the result of net income of $6.9 million, non-cash expenses of $5.9 million in depreciation and amortization, $2.9 million of share-based compensation expense and $683,000 of deferred taxes, partially offset by a $2.0 million gain on sale of investments in marketable securities and $1.7 million equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $1.0 million in accounts receivable, $190,000 in prepaid expenses and other current assets, and increases of $1.4 million in long-term liabilities and $298,000 in accounts payable. Such contributions were partially offset by increases of $2.0 million in inventory and $754,000 in other assets, and a decrease of $5.7 million in other current liabilities. The Company’s net cash provided by operating activities was $16.0 million in the nine months ended March 28, 2009.

Generally, as sales levels rise, the Company expects accounts receivable and accounts payable, and to a lesser extent inventories, to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $7.8 million for the nine months ended March 27, 2010 was due to purchases of short-term investments exceeding sales and maturities of short term investments by approximately $3.1 million, additions to property and equipment of approximately $6.7 million and $1.2 million used for the buyout of SRe’s noncontrolling interest, partially offset by a $3.2 million reduction in restricted cash balances. The Company’s cash used in investing activities was $24.8 million for the nine months ended March 28, 2009.

The Company’s cash used in financing activities for the nine months ended March 27, 2010 of $2.8 million was primarily the result of using $4.3 million for repurchase of the Company’s common stock, partially offset by $1.5 million in proceeds generated from the issuance of common stock in the Company’s employee stock plans. The Company used $2.2 million of cash in financing activities for the nine months ended March 28, 2009.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at March 27, 2010 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$4,944	$1,412	$2,504	$1,028	$-
PTL debt	1,962	153	315	303	1,191
Capital equipment purchase obligations	22,294	13,693	8,601	-	-
Total obligations	$29,200	$15,258	$11,420	$1,331	$1,191

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of March 27, 2010. The capital equipment purchase commitments are associated with the construction and outfitting of our factory in the Jinan Development Zone, China for the development and manufacture of frequency control products (FCPs). The mortgage loan is at the Company’s subsidiary PTL, which took out a 15-year $1.7 million mortgage to acquire its building in December 2008, and the related commitment may fluctuate based on changes in interest rates.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of March 27, 2010, the Company’s commitment for the Yangzhou project is $21 million, which is included in the table above.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the nine months ended March 27, 2010 the majority of the Company’s revenues were from sales to distributors.

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

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous nine-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy the Company’s product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and reserved if it has not moved in 365 days.  The Company reviews its assembled devices for excess and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted.  The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory and resulting in material effects on our gross margin.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 27, 2010 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $91.8 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 27, 2010, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $795,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, Hong Kong Dollar, China’s Renminbi and the Japanese Yen. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 27, 2010 due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended June 27, 2009.

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

We are working to remediate the material weaknesses by making a number of improvements to our finance department, including the implementation of improved processes and procedures, as well as additions to and upgrades of key finance personnel. Since June 27, 2009, we have hired a new chief financial officer, general accounting manager, and a cost accounting manager to our accounting staff. We have re-examined and updated our documentation and review procedures. We are also revamping the processes in the cost module of our enterprise resource planning (ERP) system. We may also consider implementing other remediation measures.

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

Except for the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The 2008-2009 financial disruption affecting the banking system, investment banks, insurance companies and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In addition to the potential impact of such disruptions on our marketable securities portfolio, there could be a number of follow-on effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. Volatility in the financial markets and overall economic uncertainty increases the risk of substantial quarterly and annual fluctuations in our earnings.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor, Hitachi, Integrated Device Technology, Inc., Intel Corp., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., Tundra Semiconductor Corp., PLX Technology, STMicroelectronics, Texas Instruments, Inc., and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

As reported in Item 9A of our recently filed 10-K, Pericom had material weaknesses in internal control over financial reporting as of June 27, 2009, and management and our independent registered public accounting firm determined that as of June 27, 2009, our internal control over financial reporting was not effective.  As a result, we also concluded that our disclosure controls and procedures were not effective as of June 27, 2009, or as of the end of the first three fiscal quarters of 2009. As set forth in this Form 10-Q, we determined that our disclosure controls and procedures were not effective as of March 27, 2010 due to the fact that management had not fully remediated the material weaknesses described in our Form 10-K.

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

The Company has recently undergone significant turnover of personnel in the finance department, including in significant positions. Since June 27, 2009, the Company has hired a new chief financial officer, general accounting manager and a cost accounting manager. The Company is in the process of implementing changes in its finance department, including but not limited to recruiting to fill other key management positions, enhancing training in certain areas, and implementing improved processes and procedures. There can be no assurance that these changes will sufficiently improve the Company's finance functions, or that the finance personnel turnover the Company has experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

Customer demands for the Company’s products are volatile and difficult to predict.

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

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices.  Any inability or unwillingness of our wafer suppliers generally, and Global Foundries, Inc. and MagnaChip Semiconductor, Inc. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In recent years, we purchased approximately 80 to 90% of our wafers from MagnaChip and Global Foundries, with the balance coming from three to nine other suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;
•	lack of available manufactured products;
•	lack of control over delivery schedules; and
•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and Global Foundries and MagnaChip in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, Global Foundries shut down one of their production facilities that was used to manufacture our products. We transitioned the production of these products to different facilities. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of any change.

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling nine-month forecasts.  The purchase orders are subject to acceptance by each wafer supplier.  We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices.  We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries.  If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed.  Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers' internal uses, interrupting our ability to meet our product delivery obligations.  Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations.  Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries.  The qualification process can take up to nine months or longer.  Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 108 patents covering certain aspects of our product designs and have 12 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two direct customers that each accounted for more than 10% of net revenues during the nine months ended March 27, 2010. As a percentage of net revenues, sales to our top five direct customers during the nine months ended March 27, 2010 totaled 54%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the nine months ended March 27, 2010 and the fiscal year ended June 27, 2009, sales to our distributors were approximately 61% and 56% of net revenues, respectively as compared to approximately 49% of net revenues in the fiscal year ended June 28, 2008 and 40% for the fiscal year ended June 30, 2007. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, as are our FCP manufacturing facilities, which exposes us to the problems associated with international operations.

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

Although most of our products are sold in U.S. dollars, we incur a significant amount of certain types of expenses, such as payroll, utilities, capital equipment purchases and taxes in local currencies. The impact of currency exchange rate movements could harm our results and financial condition. In addition, changes in tariff and import regulations and in U.S. and non-U.S. monetary policies could harm our results and financial condition by increasing our expenses and reducing our revenue. Varying tax rates in different jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

In addition, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People's Republic of China (PRC).  Conflict or instability could disrupt the operations of one of our principal wafer suppliers, several of our assembly subcontractors located in Taiwan, and our FCP manufacturing operations in Taiwan and the PRC.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In the nine months ended March 27, 2010, we derived approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2007, we derived approximately 82% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The following table summarizes the stock repurchase activity during the nine months ended March 27, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
November 1 -- November 30, 2009	100,000	$10.30	2,673,107	$25,426,150
December 1 -- December 31, 2009	2,551	10.50	2,675,658	25,399,314
January 1 -- January 31, 2010	152,418	9.68	2,828,076	23,924,448
February 1 -- February 28, 2010	176,452	9.27	3,004,528	22,288,070
March 1 -- March 31, 2010	8,716	9.52	3,013,244	22,205,094

Total	440,137	$9.66	3,013,244	$22,205,094

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

Item 6.  Exhibits.

Exhibit	Exhibit
Number	Description

10.1	Offer letter, dated March 8, 2010, by and between the Company and Aaron Tachibana.
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: May 6, 2010	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer