Form 10-K
period 2010-07-03
PERICOM SEMICONDUCTOR CORP
filed 2010-08-31
CIK 1001426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 3, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission File Number 0-27026
Pericom Semiconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3545 North First Street
San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:   (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Yes  ☐ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K           ☒

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

Yes        ☐           No       ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 24, 2009 as reported by the NASDAQ Stock Market was approximately $265,477,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 30, 2010 the Registrant had outstanding 24,945,652 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 9, 2010, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended July 3, 2010

INDEX

PART I

EXPLANATORY NOTE

As used in this Form 10K, the term “fiscal 2010” refers to our fiscal year ended July 3, 2010, the term “fiscal 2009” refers to our fiscal year ended June 27, 2009 and the term “fiscal 2008” refers to our fiscal year ended June 28, 2008.

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

We operate in one segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 21 of Notes to Consolidated Financial Statements in this report.

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

In server applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility.  All major server OEM’s have adopted PCI Express.  PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gigabit Ethernet and SAS. In fiscal 2010, we saw the adoption of our PCIe GEN2 5Gb ReDriver by the major server and storage OEM’s in blade server and storage platforms.

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

•
Solidify customer relationships through superior responsiveness.  We believe that our customer service orientation is a significant competitive advantage.  We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands.  We emphasize product quality for our products and we have been ISO-9001 certified since 1995.  We also endeavor to be a good corporate citizen, required by many customers, with solid environmental and other processes and we received our ISO 14001 Environmental Management System certification in 2004.

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

•
Responding to our customer requirements is one of our highest priorities.  In order to accomplish this, several years ago we implemented an automated quoting system from Model N, Inc., a leader in e-business solutions.  We can respond very quickly to our customer needs and offer them superior service.  With the implementation of Model N’s ProChannel, we have also been able to streamline a number of internal procedures.

•	Maintain a comprehensive and intuitive website with all required documentation needed by our customers.

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

Manufacturing Focus:

We closely integrate our manufacturing strategy with our focus on customer needs.  Central to this strategy is our ability to support high-volume shipment requirements on short notice from customers.  We design products so that we may manufacture many different ICs from a single partially processed wafer.  Accordingly, we keep inventory in the form of a wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as five weeks.  This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products.  In addition, we keep some inventory in the form of die bank, which can become finished product in three weeks or less.  We have established relationships with four leading foundries, Magnachip Semiconductor, Inc. (“Magnachip”), GlobalFoundries, Inc. (“GlobalFoundries”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and United Microelectronics Corporation (“UMC”), as well as several other suppliers.

For FCPs, our vertically integrated Asian design and manufacturing subsidiary, Saronix-eCERA Corporation (“SRe”), provides a significant competitive advantage through a highly efficient design and volume crystal manufacturing process, in combination with strict quality standards and low-cost labor.  We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. We operate our own FCP factories, located in Chungli (Taiwan) and Jinan, in the Shandong Province of the People’s Republic of China (PRC).

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

In fiscal 2010, IC product revenues were $92.3 million or 62.8% of the $146.9 million in total revenues, with the balance of $54.6 million attributable to FCP product revenues. In fiscal 2009, IC product revenues were $76.0 million or 59.1% of the $128.6 million in total revenues, with the balance of $52.6 million from FCP product revenues. In fiscal 2008, IC product revenues were $96.6 million or 59.0% of the $163.7 million in total revenues, with the balance of $67.1 million the result of FCP product revenues.

SiliconConnect™ Family

Our SiliconConnect family offers the highest level of complexity and integration among our products.  It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, our PCI Express and USB3 ReDrivers, as well as our legacy family of LVDS high-speed differential drivers, receivers and transceivers.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family continues to gain market share within both existing and new applications across multiple market segments.  Manufacturers continue to use PCI for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products.  In fiscal 2010, our legacy PCI and PCI-X products continued to sell well, especially into PC based video surveillance applications.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI.  PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology.  All market segment applications are adopting PCIe and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches. Building on the introduction of our 3rd generation of PCIe bridge and packet switch products in fiscal 2008, in fiscal 2009 Pericom  introduced  our 4th generation of PCIe bridge and packet switch products which are being adopted into volume platform applications in networking, PC Peripherals, server, and embedded market segments . This unique product family expands upon some of the lowest power, smallest footprint PCIe switching and bridging products in the industry. In fiscal 2010, Pericom developed and sampled another generation of the PCIe bridge for volume PC applications, with special features designed to replace the PCI port on CPU chipsets.  We also developed our PCIe GEN2 small packet switch family, which will leverage our successful GEN1 product family to the higher PCIe serial speed of 5 Gb/s.

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

SiliconInterface™ Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface.  We have launched a ReDriver™ family that includes SATA and SAS protocols that conditions signals and ensures signal integrity in today’s very high-speed protocols.  SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices.  Our legacy high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential.

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

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking and notebook/docking stations.  Systems designers benefit from our ReDriver products in another way:  they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2009, we received PCISIG certification for its PCIe Gen2 (5Gb/s) ReDriver products, introduced in fiscal 2008. Pericom’s PCIe Gen2 and SATA ReDrivers were designed into many customer platforms across server, storage, PC, and networking market segments, as the adoption rate of PCIe Gen2 and SATA for both internal and external signal routing applications increased in fiscal 2009.  In fiscal 2010, Pericom introduced our new USB3 ReDriver, targeted to PC, consumer, and embedded market segments.

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

Gates:

These products operate from 1.65-volt to 5-volt to address the interface needs in many applications.  We continue to explore new product markets in the areas of communication, PC peripherals and consumer digital systems.

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including voltage controlled crystal oscillators (“VCXO”) with integrated Phase Locked Loop (“PLL”) clock generators, clock buffers, zero-delay clock drivers, frequency synthesizers, spread-spectrum clock generators and programmable clock products for a wide range of microprocessor systems, as well as a number of ASSP markets like multi-function printers, registered memory modules, storage area networks, servers, networking, set-top boxes and digital television. In fiscal 2009, Pericom launched a family of clock and oscillator products specifically designed to support the rollout of PCI Express Gen2 (5.0Gb/s), SATA 3.0 (6 Gb/s), and other new high speed protocols. These new high speed protocols require extremely low jitter clock reference sources, and Pericom has the technology to provide such high performance timing products. In fiscal 2010, we developed clock generators and buffers to support the new PCIe GEN3 8 Gb specification.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our ICs with SRe quartz to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complimentary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications.  The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits.  These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), Serial Attached SCSI (“SAS”) and Passive Optical Network (“PON”). In fiscal 2010, we launched a family of ‘ASSP’ XO products, which support the most popular frequencies for various storage, server and networking applications, and are available ‘off the shelf’ for rapid design cycles.

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Echostar
Intel	Tellabs	Primary Technology
Lenovo	Polycom	Pace
Hewlett Packard	Huawei	Amtran
Wistron	Dell	LGE
Asustek	Avaya	Proview
Gigabyte	Alcatel-Lucent	Hikvision
Micro Star	Zhongxing Telecom (ZTE)	Toshiba
Samsung	Huawei-3Com
Acer	Motorola

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
AzureWave Technologies	LG Electronics	Solectron
Nettech Technology	Samsung	Celestica
Alpha Networks	Even	Sanmina-SCI
2 Wire	Panasonic	Flextronics
Cameo Communications	Inventec Appliance	Jabil
TP-LINK		Inventec
Askey
Freebox
Peripherals	Storage
Hewlett Packard	JMSH International Corp.
Konica-Minolta	Brocade
Lexmark	M&J Technologies
Xerox	USI
EFI	Hitachi
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

In fiscal 2010, our direct sales to Avnet and Techmosa, two Asian distributors, accounted for approximately 22% and 14% of net revenues, respectively, and direct sales to our top five customers accounted for approximately 54% of net revenues.  One end-user customer accounted for approximately 12% of net revenues in the fiscal year ended July 3, 2010.

In fiscal 2009, our direct sales to Avnet and Techmosa accounted for approximately 18% and 14% of net revenues, respectively, and direct sales to our top five customers accounted for approximately 51% of net revenues.  One end-user customer accounted for approximately 11% of net revenues in the fiscal year ended June 27, 2009.

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

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs.  To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response.  This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells.  We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries.  Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling.  The United States Patent and Trademark Office has granted us 107 U.S. patents and we have 13 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function.  This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

We use advanced CMOS processes to achieve higher performance and lower die cost.  Our process and device engineers work closely with our independent wafer foundry partners to develop and evaluate new process technologies.  Our process engineers also work closely with circuit design engineers to improve the performance and reliability of our cell library.  We currently manufacture a majority of our products using 0.8, 0.6, 0.5, 0.35, 0.25, 0.18 and 0.13u micron CMOS process technologies and are currently developing and beginning to ship new products using 0.09u (90 nanometer) technology.  We are also using a high-voltage CMOS process developed by one of our wafer suppliers in the design of higher voltage switch products.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization.  Sales to domestic and international distributors represented 62% of our net revenues in fiscal 2010, 56% of our net revenues in fiscal 2009 and 49% of our net revenues in fiscal 2008.  Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics.  Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), Maxmega (Singapore) and Techmosa (Taiwan).

We have three regional sales offices in the United States, as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom.  International sales comprised approximately 91% of our net revenues in fiscal 2010, 92% of our net revenues in fiscal 2009 and 91% of our net revenues in fiscal 2008.  For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2010, 2009 and 2008 – Net Revenues” in Item 7 of this Annual Report on this Form 10-K.  We also support field sales design-in and training activities with application engineers.  Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

MANUFACTURING

We have adopted a fabrication foundry non-ownership (“fabless”) IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries.  We have established collaborative relationships with selected independent foundries with which we can develop a strategic relationship to the benefit of both parties.  We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost.  To date, our principal manufacturing relationships have been with Magnachip, GlobalFoundries, TSMC and UMC.  We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

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

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sized surface mount ceramic packages, SRe has “state of the art” high volume production lines in its Taiwan facility capable of manufacturing FCPs with tight specifications to competitively support the most popular high volume target industries including telecommunications, medical, computing and security as well as other commercial sectors. In fiscal 2010 we added to our capacity by completing a new FCP factory in the Jinan Development Zone in Shandong Province, PRC.   SRe is ISO9000 certified and in December of 2005 received TS16949 certification, which allows us access into the Automotive FCP market.  To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners.  New relationships and the fiscal 2010 expansion of our capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market.  We have an operations department based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality.  After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

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

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position.  Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products.  We have IC design centers located in San Jose, California, Hong Kong and Taiwan and we develop FCP products in San Jose, California and in Taiwan.  Research and development expenses were $17.2 million in fiscal 2010, $16.7 million in fiscal 2009 and $17.2 million in fiscal 2008.  Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 107 patents covering certain aspects of our product designs, with various expiration dates through May 2027, and we have 13 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of July 3, 2010, we had 869 full-time employees, including 123 in sales, marketing and customer support, 425 in manufacturing, assembly and testing, 243 in engineering and 78 in finance and administration, including information systems and quality assurance.  We have never had a work stoppage and no labor organization represents any of our employees.  We consider our employee relations to be good.

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

ITEM 1A.  RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock.  This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: our expectation of completing in our first quarter of fiscal year 2011 the acquisition of shares in PTI that we do not already own, projections of revenues, future research and development expenses, the estimate of the increases in selling, general and administrative expenses in the first quarter of fiscal year 2011 and future selling, general and administrative expenses in general, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; the implementation of advanced process technologies; our tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our future investment in the Yangzhou facility; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions and assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

FACTORS THAT MAY AFFECT OPERATING RESULTS

In the past, our operating results have varied significantly and are likely to fluctuate in the future.

We continue to face a challenging business environment and limited visibility on end-market demands.
Wide varieties of factors affect our operating results. These factors include the following:

•	changes in the quantity of our products sold;
•	changes in the average selling price of our products;
•	general conditions in the semiconductor industry;
•	changes in our product mix;
•	a change in the gross margins of our products;

•	the operating results of the FCP product line, which normally has a lower profit margin than IC products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;
•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the market for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers, especially to support sales growth and new products;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us; and
•	increased research and development expenses associated with new product introductions or process changes.

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

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, characterized by diminished product demand, accelerated erosion of selling prices and overcapacity, as well as rapidly changing technology and evolving industry standards. In the future, we may experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors.  Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

On August 9, 2010, we entered into an Agreement and Plan of Merger to acquire all remaining outstanding shares of Pericom Technology Inc. (“PTI”) capital stock not previously owned by Pericom for up to approximately $35 million in cash. Pericom currently has an approximately 42.4% ownership interest in PTI (40.3% on a fully diluted basis reflecting outstanding capital stock and PTI employee stock options), and has accounted for its investment in PTI using the equity method due to Pericom’s significant influence over PTI’s operations.  We expect that the merger will be completed during the latter part of Pericom’s first quarter of its fiscal year 2011.  Pericom cannot assure that the Merger will be consummated in that time period.  Alex Hui, Chairman of the Pericom Board of Directors and Pericom’s Chief Executive Officer and President, and John Hui, a director of Pericom and Pericom’s Senior Vice President, Research and Development, respectively own 6.6% and 4.2% of the outstanding capital stock of PTI on a fully diluted basis (in the case of John Hui, this percentage includes shares issuable in connection with his vested options) and are entitled to an equivalent percentage of the consideration payable in respect of the Merger to holders of PTI capital stock and options.  Each of these individuals also serves as a director of PTI, and Alex Hui serves as the Chief Executive Officer and President of PTI.

For additional information concerning the PTI transaction, see Note 23 of Notes to Consolidated Financial Statements in this report, and our Form 8-K filed on August 12, 2010.

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

We and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting as of the end of our fiscal year ended July 3, 2010.  There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under SEC rules, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures.

In our annual reports on Form 10-K for the years ended June 27, 2009,  June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. The June 30, 2007 and July 2, 2005 material weaknesses  were subsequently remediated.

As reported in Item 9A of this Form 10-K, Pericom had material weaknesses in internal control over financial reporting as of July 3, 2010, and management and our independent registered public accounting firm determined that as of July 3, 2010, our internal control over financial reporting was not effective.  As set forth in this Form 10-K, we also determined that our disclosure controls and procedures were not effective as of July 3, 2010 due to the fact that management had not fully remediated the material weaknesses described in the prior year Form 10-K, resulting in two material weaknesses described in Item 9A as of July 3, 2010, to the effect that we did not maintain sufficient controls over the review of period-end inventory accounting and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.

In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to internal control of financial reporting. Although we have renewed our efforts to maintain effective internal control of financial reporting as described in Item 9A of this report on Form 10-K, there can be no assurance that we will succeed in remediating the material weaknesses that have been identified. There also can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences if our future internal control over financial reporting and disclosure controls and procedures are not effective.

Our finance department has undergone, and continues to undergo, significant changes.

The Company has recently undergone significant turnover of personnel in the finance department, including in significant positions. During the current fiscal year, the Company has hired a new Chief Financial Officer, Corporate Controller, Director of Internal Audit, General Accounting Manager and Cost Accounting Manager. The Company is in the process of implementing changes in its finance department, including but not limited to implementing improved processes and procedures and enhancing training in certain areas. There can be no assurance that these changes will sufficiently improve the Company's finance functions, or that the finance personnel turnover the Company has experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices.  Any inability or unwillingness of our wafer suppliers generally, and GlobalFoundries, Inc. and MagnaChip Semiconductor, Inc. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In recent years, we purchased over 70% of our wafers from MagnaChip and GlobalFoundries, with the balance coming from three to five other suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity;
•	lack of available manufactured products;
•	lack of control over delivery schedules; and
•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers generally, and GlobalFoundries and MagnaChip in particular, to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, GlobalFoundries shut down one of their production facilities that was used to manufacture our products. We transitioned the production of these products to different facilities. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of any change.

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

Our expense levels are based in part on anticipated future revenue levels, which can be difficult to predict.  Our business is characterized by short-term orders and shipment schedules.  We do not have long-term purchase agreements with any of our customers. Customers can typically cancel or reschedule their orders without significant penalty.  We typically plan production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives.  Customer demand is highly unpredictable and can fluctuate substantially.  If customer demand falls significantly below anticipated levels, our gross profit would be reduced.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  Consequently, we depend upon third party manufacturers to produce semiconductors that meet our specifications.  We currently have third party manufacturers that can produce semiconductors that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have opened up a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and operating a new facility in a country where we have no previous operating experience.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two Asian distributors that individually accounted for 22% and 14% of net revenues during the fiscal year ended July 3, 2010. We had two Asian distributors that individually accounted for 18% and 14% of our net revenues during the fiscal year ended June 27, 2009.  We had one Asian distributor that individually accounted for 14% of our net revenues during the fiscal year ended June 28, 2008.   As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended July 3, 2010 totaled 54%, as compared with 51% in the fiscal year ended June 27, 2009 and 40% in the fiscal year ended June 28, 2008.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the fiscal year ended July 3, 2010, sales to our distributors were approximately 62% of net revenues, as compared to approximately 56% of net revenues in the fiscal year ended June 27, 2009 and approximately 49% of net revenues in the fiscal year ended June 28, 2008. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2008, we derived approximately 88% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

•	tariffs and other barriers and restrictions;
•	unexpected changes in regulatory requirements;
•	the burdens of complying with a variety of foreign laws; and
•	delays resulting from difficulty in obtaining export licenses for technology.

We have subsidiaries located in Asia.  We manufacture certain of our frequency control products in Taiwan as well as a recently completed factory in the Jinan Development Zone in the Shandong Province of the People's Republic of China. We are also in the process of developing a research and development and manufacturing center in Yangzhou, People's Republic of China.  The development of  these facilities  depends upon various tax concessions, tax rebates and other support from the local governmental bodies in the areas where the facilities are located.  There can be no assurance that these local governmental bodies will not change their position regarding such tax and other support and such a change might adversely affect the successful completion and profitability of these projects.

We are also subject to general geopolitical risks in connection with our international operations, such as political and economic instability and changes in diplomatic and trade relationships.  In addition, because our international sales are often denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies. Regulatory, geopolitical and other factors could seriously harm our business or require us to modify our current business practices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 76,145 square feet of space in San Jose, California in which our headquarters, technology and product development and testing facilities are located.  We have a lease agreement covering this property through December 2013.  The agreement contains renewal options.  We also own, through our SRe subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet.  Our SRe subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 3,000 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, our factory in the Jinan Development Zone in Shandong Province, China for the development and manufacture of frequency control products is approximately 344,000 square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We also have leased or rented a North American sales office located in Illinois as well as international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom.  We believe our current facilities are adequate to support our needs through the end of fiscal 2011.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various routine claims and legal proceedings that arise in the ordinary course of business.  We are presently not subject to any legal proceedings that could have a material impact on our business or financial condition.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM.  Prior to that date, there was no public market for the common stock.  We have not paid cash dividends and have no present plans to do so.  It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans.  The following table sets forth, for the periods indicated, the high and low closing prices of the common stock on the NASDAQ Stock Market.  As of June 30, 2010, we had 46 holders of record of our common stock. Holders of record do not include share owners whose shares are in broker or other nominee accounts.  During fiscal year 2010, we did not sell any unregistered securities.

	Close
	High	Low
Fiscal year ended June 27, 2009

First Quarter	$15.92	$11.19

Second Quarter	10.50	4.89

Third Quarter	8.19	5.21

Fourth Quarter	9.80	7.28

Fiscal year ended July 3, 2010

First Quarter	$9.85	$8.28

Second Quarter	12.09	9.23

Third Quarter	11.58	8.75

Fourth Quarter	12.29	7.99

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

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  During the year ended July 3, 2010, the Company repurchased approximately 908,000 shares for an aggregate cost of $8.7 million. Repurchases during the fourth quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
May, 2010	179,120	10.06	3,192,364	20,403,261
June, 2010	227,836	9.06	3,420,200	18,338,702
July, 2010	60,452	9.31	3,480,652	17,776,028
Total at July 3, 2010	467,408	$9.48	3,480,652	$17,776,028

During the year ended June 27, 2009, the repurchases totaled approximately 712,000 shares at an aggregate cost of $5.5 million. During the year ended June 28, 2008, the Company repurchased approximately 1,559,000 shares for an aggregate cost of $20.1 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The consolidated statements of operations data for each of the years in the three-year period ended July 3, 2010, and the consolidated balance sheets data as of July 3, 2010 and June 27, 2009, are derived from, and are qualified by reference to, the consolidated financial statements included herein.  We derived the consolidated statements of operations data for the years ended June 30, 2007 and July 1, 2006 and the consolidated balance sheets data as of June 28, 2008, June 30, 2007 and July 1, 2006 from audited financial statements not included herein.  The fiscal year ending July 3, 2010 contained 53 weeks and all other years contained 52 weeks.  On September 7, 2005, we purchased a 99.9% share in eCERA Comtek Corporation (“eCERA”) and on March 6, 2006 completed the acquisition of AZER Crystal Technology Co., Ltd. (“AZER”). The results of operations for both eCERA and AZER from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	July 3,	June 27,	June 28,	June 30,	July 1,
	2010	2009	2008	2007	2006 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$146,913	$128,645	$163,744	$123,370	$105,878
Cost of revenues	96,146	85,514	103,638	80,557	69,374
Gross profit	50,767	43,131	60,106	42,813	36,504
Operating expenses:
Research and development	17,208	16,697	17,159	16,021	15,492
Selling, general and administrative	26,478	22,833	23,624	21,878	18,490
Restructuring charge	—	584	—	—	55
Total operating expenses	43,686	40,114	40,783	37,899	34,037
Income from operations	7,081	3,017	19,323	4,914	2,467
Interest and other income	5,252	5,613	5,513	6,460	3,875
Interest expense	(30)	(65)	(12)	(130)	(342)
Other-than-temporary decline in value of investments	—	(506)	(76)	(6)	(64)
Income before income taxes	12,303	8,059	24,748	11,238	5,936
Income tax provision	3,911	2,209	8,221	2,985	1,852
Net income from consolidated companies	8,392	5,850	16,527	8,253	4,084
Equity in net income of unconsolidated affiliates	2,430	351	602	407	1,796
Net income	10,822	6,201	17,129	8,660	5,880
Net (income) loss attributable to noncontrolling interests	(28)	(114)	(116)	(33)	99
Net income attributable to Pericom shareholders	$10,794	$6,087	$17,013	$8,627	$5,979
Basic income per share to Pericom shareholders	$0.42	$0.24	$0.66	$0.33	$0.23
Diluted income per share to Pericom shareholders	$0.42	$0.24	$0.64	$0.32	$0.22
Shares used in computing basic income per share (2)	25,412	25,417	25,737	26,058	26,254
Shares used in computing diluted income per share (2)	25,717	25,626	26,611	26,669	26,994

	July 3,	June 27,	June 28,	June 30,	July 1,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$138,323	$135,376	$149,438	$89,135	$88,119
Total assets	256,048	246,314	231,839	214,491	213,942
Total long-term obligations	7,776	6,616	800	1,188	5,172
Total shareholders’ equity	221,906	213,696	208,829	191,640	185,336

(1)	On September 7, 2005, the Company acquired eCERA and on March 6, 2006 completed the acquisition of AZER.
(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products when:

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

We sell products to both large domestic and international distributors.  We sell our products to domestic distributors at the price listed in our price book for that distributor.  At the time of shipment, we record a sales reserve for the entire amount if the customer has the right to return the product.  In addition, at the time of sale we record a sales reserve for ship from stock and debits (“SSD”s), stock rotation amounts expected to be returned, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management.  These sales reserves offset revenues, which produces the net revenues amount we report in our consolidated financial statements.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period.  The contractual stock rotation applies only to shipments at book price.  Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege.  In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so.  Each month we adjust the sales reserve for the estimated stock rotation privilege anticipated to be utilized by our distributors.

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

SHORT- AND LONG-TERM INVESTMENTS.  Our policy is to invest excess funds in instruments with investment grade credit ratings.  We classify our investments as “available-for-sale”.  Further, we classify our available-for-sale securities as either current or non-current based on the specific attributes of each security.  We recognize unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity.  We report our available-for-sale securities at their fair values.  We evaluate our available-for-sale securities for impairment quarterly.  We recognize the credit portion of an impairment loss as other than temporary decline in the value of investment in our consolidated statement of operations in the period in which we discover the impairment.  Any non-credit portion of an impairment loss is recorded in other comprehensive income in our consolidated balance sheet for the period in which we discover the impairment.

We have also made other investments including loans and bridge loans convertible to equity as well as direct equity investments.  We make these loans and investments with strategic intentions and, historically, are in privately held technology companies, which by their nature are high risk.  These investments are included in other assets in the consolidated balance sheet and we carry them at the lower of cost, or market if the investment has experienced an “other than temporary” decline in value.  We monitor these investments quarterly and make appropriate reductions in carrying value if we deem a decline in value is other than temporary.

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

We consider raw material inventory slow moving and fully reserve for it if it has not moved in 365 days.  For assembled devices, we disaggregate the inventory by part number.  We compare the quantities on hand in each part number category to the quantity we shipped in the previous twelve months, the quantity in backlog and to the quantity we expect to ship in the next twelve months.  We record a reserve to the extent the value of each quantity on hand is in excess of the lesser of the three comparisons. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off.  The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. We believe our method of evaluating our inventory fairly represents market conditions.

We consider the material written-off to be available for sale.  We do not revalue the written off inventory should market conditions change or if a market develops for the obsolete inventory.  In the past, we have sold obsolete inventory that we have previously written off as worthless.  Refer to the Gross Profit discussion in this Item 7 of our annual report on Form 10-K for further discussion of sales of our obsolete inventory.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We determined that no impairment of our indefinite-lived intangible assets existed at July 3, 2010.  We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired.  We determined that no impairment indicators for these other definite-lived intangible assets existed at July 3, 2010.

INCOME TAXES.  We account for income taxes using an asset and liability approach to recording deferred taxes.  Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards.  Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions.  Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.  If, in the future, we experiences losses for a sustained period of time, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets.  If this occurs, we may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

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

•	in fiscal 2009, we introduced a total of 40 new products across our Timing, Signal Conditioning, and Connectivity product areas:

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

•
Twenty-four new Connectivity products,  including USB, Display Port, PCIe, HDMI, Ethernet, and LVDS switches, and  PCIe bridges and packet switches  – including the industry’s smallest low power PCIe packet switch; and

•	In fiscal 2010, we introduced a total of 47 new products across the Signal Integrity, Timing, and Connectivity product areas, including industry leading or industry first product introductions:

•
Expanding our solutions for high-speed serial protocol signal integrity, we introduced 11 new ReDriverTM products   - addressing SATA2, SATA3/SAS, USB3, and Display Port protocols.  A number of these products were ‘first to market’, especially the USB3 and Display Port ReDrivers. These products target volume PC, server, storage, embedded, and networking applications.

•
Adding to high speed connectivity solutions, we introduced 18 new switching and connectivity products across PCIe, USB, VGA, HDMI, and Display Port protocols. The PCIe to USB2.0+PCIe product is the first to combine bridging and switching of multiple high-speed serial protocols, while a unique family of USB ‘sleep and charge’ products were also first to market with the highest level of integration for a NB USB port charger IC. These products target the computing, server, networking, and embedded market segments.

•
Expanding our timing solutions for next generation platforms, we introduced 18 new products across crystal, XO, clock generator, and clock buffer product families. Included is an industry leading ASSP XO family of most popular platform frequency products, and a new family of very small crystals for ultra-mobility products such as cell phones and smart cards.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product.  Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products.  In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies. There can be no assurance that we will be successful in these efforts. Magnachip and GlobalFoundries manufactured over 70% of the wafers for our semiconductor products in fiscal years 2010, 2009 and 2008, with the balance coming from between three and six other suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	65.5	66.5	63.3
Gross margin	34.5	33.5	36.7
Operating expenses:
Research and development	11.7	13.0	10.5
Selling, general and administrative	18.0	17.7	14.4
Restructuring charge	-	0.5	-
Total operating expenses	29.7	31.2	24.9
Income from operations	4.8	2.3	11.8
Interest and other income, net	3.6	4.4	3.3
Interest expense	-	-	-
Other-than-temporary decline in value of investment	-	(0.4)	-
Income before income taxes	8.4	6.3	15.1
Income tax expense	2.7	1.7	5.0
Net income from consolidated companies	5.7	4.5	10.1
Equity in net income of unconsolidated affiliates	1.7	0.3	0.4
Net income	7.4	4.8	10.5
Net income attributable to noncontrolling interests	-	(0.1)	(0.1)
Net income attributable to Pericom shareholders	7.4%	4.7%	10.4%

COMPARISON OF FISCAL 2010, 2009 AND 2008

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Net revenues	$146,913	$128,645	14.2%	$128,645	$163,744	-21.4%
Percentage of net revenues accounted for by top 5 direct customers (1)	54.2%	50.5%		50.5%	40.1%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	1
Percentage of net revenues accounted for by top 5 end customers (2)	29.6%	27.8%		27.8%	21.3%
Number of end customers that each account for more than 10% of net revenues	1	1		1	-

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

Our order backlog stood at $39.4 million as of July 3, 2010 and $16.4 million as of June 27, 2009.  We expect to fulfill most of our backlogged orders as of July 3, 2010 within the first quarter of fiscal 2011.  We remain heavily reliant on orders that book and ship in the same quarter (“turns” orders).  Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue increased $18.3 million or 14.2% in fiscal 2010 versus 2009 primarily as the result of:
•	an increase of $16.2 million or 21.3% in sales of our IC products to $92.3 million, and
•	a $2.1 million increase in sales of FCP products to $54.6 million, for a 3.9% improvement.

These sales increases are primarily the result of changes in unit sales volumes of existing products as well as the introduction and sale of new products. In addition, fiscal 2010 benefited from having 53 weeks, which added approximately $3.0 million to net revenues. IC products showed good sales growth, and an important factor in this was the successful introduction of new products during the year.

Net revenue decreased $35.1 million or 21.4% in fiscal 2009 versus 2008 primarily as the result of:
•	a 21.3% decrease in the sales of IC products to $76.1 million, a decrease of $20.5 million, and
•	a decrease of $14.6 million or 21.7% in sales of our FCP product family to $52.6 million.
These sales decreases are primarily the result of decreases in unit sales volumes of existing products, partially offset by the introduction and sale of new products.

For the years ended July 3, 2010 and June 27, 2009, net revenue was reduced by sales reserves for price protection and rebates in the amount of $1.4 million and $1.5 million, respectively. The reserves were a consequence of the economic downturn and customers increasingly demanding price concessions.

In the future, market conditions could become more difficult as other companies compete more aggressively for business.  Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008:

	Fiscal Year Ended
	July 3,	June 27,	June 28,
(in thousands)	2010	2009	2008
Net sales to countries:
Taiwan	51.0%	43.5%	31.8%
China (including Hong Kong)	27.2%	33.6%	38.5%
United States	8.2%	7.6%	8.9%
Singapore	1.8%	3.0%	4.9%
Others (less than 10% each)	11.8%	12.3%	15.9%
Total net sales	100.0%	100.0%	100.0%

Over the past three years, sales to Taiwan have increased from 31.8% of total net sales in the year ended June 28, 2008, to 43.5% in the year ended June 27, 2009, to 51.0% in the year ended July 3, 2010. This shift reflects both SRe’s operations and  manufacturing migration to Asia.  SRe derives its revenue primarily from customers in Taiwan and China.  In addition, we are shipping an increasing number of products to Asia, especially Taiwan and China, where an increasing volume of contract manufacturing work occurs.  We expect our future sales to continue to grow, as a percentage of net revenues, in Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to decline modestly.

GROSS PROFIT
	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Net revenues	$146,913	$128,645	14.2%	$128,645	$163,744	-21.4%
Gross profit	50,767	43,131	17.7%	43,131	60,106	-28.2%
Gross profit percentage	34.5%	33.5%		33.5%	36.7%

The $7.6 million increase in gross profit in fiscal 2010 as compared to fiscal 2009 is the result of:
•	A 14.2% increase in sales, which led to $6.1 million of increased gross profit, and
•	improved margins at 34.5%, resulting in a $1.5 million increase in gross profit.

The $17.0 million decrease in gross profit in fiscal 2009 versus fiscal 2008 was primarily due to:
•	Sales declines in IC and FCP products, resulting in a $12.9 million reduction in gross profit, and
•	reduced margins in all lines as a result of competitive markets and underutilized capacity, reducing gross profit by approximately $4.1 million.

During fiscal years 2010, 2009 and 2008, gross profits and gross margins benefited from the sale of inventory, previously valued at $209,000, $108,000 and $354,000, respectively, that we had previously identified as excess and written off.

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

RESEARCH AND DEVELOPMENT
	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Net revenues	$146,913	$128,645	14.2%	$128,645	$163,744	-21.4%
Research and development	17,208	16,697	3.1%	16,697	17,159	-2.7%
R&D as a percentage of net revenues	11.7%	13.0%		13.0%	10.5%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The $511,000 expense increase for fiscal 2010 as compared with fiscal 2009 is attributable primarily to increases of $1.2 million in compensation-related expenses including those for stock compensation and bonuses, partially offset by decreased expenditures of $698,000 for engineering masks, tooling, fabrication and assembly.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Net revenues	$146,913	$128,645	14.2%	$128,645	$163,744	-21.4%
Selling, general and administrative	26,478	22,833	16.0%	22,833	23,624	-3.3%
SG&A as a percentage of net revenues	18.0%	17.7%		17.7%	14.4%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $3.6 million expense increase for fiscal 2010 as compared with fiscal 2009 is attributable primarily to increases of $1.5 million in accounting and legal expenses in connection with the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing, $1.3 million in compensation-related expenses including those for stock compensation, $449,000 in sales commissions and $256,000 in expenditures for consultants.

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

We anticipate that selling, general and administrative expenses will increase in future periods as we add to our support and administrative staff, particularly in sales and marketing, and as we face increasing commission expense to the extent we achieve higher sales levels. In addition, as disclosed in Form 8-K furnished on August 9, 2010, we anticipate $0.5 million of one-time PTI acquisition related expenses during the first quarter of fiscal year 2011. We intend to continue to focus on controlling selling, general and administrative expenses.

RESTRUCTURING CHARGE

In fiscal 2009, the Company instituted a restructuring plan to align its costs with prevailing market conditions, incurring $584,000 of restructuring charges during the year that were primarily related to workforce reductions.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Net revenues	$146,913	$128,645	14.2%	$128,645	$163,744	-21.4%
Interest income	5,340	5,553	-3.8%	5,553	5,940	-6.5%
Other income (expense)	(88)	60	n/m (1)	60	(427)	n/m (1)
Total interest and other income, net	$5,252	$5,613		$5,613	$5,513
Interest and other income, net as a percentage of net revenues	3.6%	4.4%		4.4%	3.4%

(1)	“n/m” means not meaningful.

The decrease in interest income including realized gains for fiscal 2010, as compared to fiscal 2009, was primarily the result of a $770,000 reduction in interest income due to a decline in securities income yields in 2010 as compared with 2009, partially offset by a $557,000 increase in realized gains from the sale of investment securities. Other income (expense) for fiscal 2010 and 2009 primarily result from exchange rate losses and gains, respectively.

The decrease in interest income including realized gains for fiscal 2009, as compared to fiscal 2008, was primarily the result of an approximately 19% reduction on average in the amount of short-and long-term investments in marketable securities in 2009 as compared with 2008, partially offset by a $1.1 million increase in realized gains from the sale of investment securities. Other income (expense) for fiscal 2009 and 2008 primarily result from exchange rate gains and losses, respectively.

INTEREST EXPENSE

Interest expense decreased to $30,000 in fiscal 2010 from $65,000 in fiscal 2009 as previously outstanding debt was retired in the fourth quarter.  Interest expense increased to $65,000 in fiscal 2009 from $12,000 in fiscal 2008 as a subsidiary company acquired its headquarters building with mortgage financing.

OTHER THAN TEMPORARY DECLINE IN VALUE OF INVESTMENT

No other than temporary decline in value of investment was recorded in fiscal 2010.

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

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Pre-tax income	$12,303	$8,059	52.7%	$8,059	$24,748	-67.4%
Income tax provision	3,911	2,209	77.0%	2,209	8,221	-73.1%
Effective tax rate	31.8%	27.4%		27.4%	33.2%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2010 increased from fiscal 2009 primarily due to a reduced benefit from foreign income and withholding taxes, partially offset by reductions in valuation allowances. The effective tax rate for fiscal 2009 decreased from fiscal 2008 primarily due to increased benefits from state income taxes, foreign income and withholding taxes and research and development tax credits. A reconciliation of our tax rates for fiscal years 2010, 2009 and 2008 is detailed in Note 19 to the Consolidated Financial Statements contained in this report on Form 10-K.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES

	Fiscal Year Ended			Fiscal Year Ended
	July 3,	June 27,	%	June 27,	June 28,	%
(In thousands)	2010	2009	Change	2009	2008	Change
Equity in net income of PTI	$2,071	$301	588.0%	$301	$274	9.9%
Equity in net income of JCP	359	50	618.0%	50	360	(86.1)%
Equity in net losses of other investees	-	-	-	-	(32)	100.0%
Total	$2,430	$351	592.3%	$351	$602	(41.7)%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology, Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong.  Pericom and certain Pericom shareholders formed PTI in 1994 to develop and market semiconductors in China and certain other Asian countries.  We account for our investment in PTI using the equity method of accounting.  We have invested in PTI using several different transactions over a period of years.  Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted.  When PTI began showing gains, we recouped our losses against each of the rounds. During fiscal 2008 and most of 2009 we accounted for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock, but late in 2009 we reverted to using our overall ownership position as the Series A investment recovery was completed, thus recuperating all previously recorded losses. Our ownership position declined slightly to 42.4% as of July 3, 2010 from 43.06% at June 27, 2009 as a result of additional shares issued by PTI. Our allocated portion of PTI’s results increased to income of $2.1 million in fiscal 2010 as compared with $301,000 in fiscal 2009, and $274,000 in fiscal 2008.

On August 9, 2010, we entered into an agreement to acquire all remaining outstanding shares of PTI capital stock not previously owned by Pericom for up to approximately $35 million in cash.  For additional information concerning the PTI transaction, see Note 23 of Notes to Consolidated Financial Statements in this report, and our Form 8-K filed on August 12, 2010.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For fiscal 2010, the Company’s allocated portion of JCP’s results was income of $359,000, as compared with $50,000 and $360,000 for fiscal 2009 and 2008, respectively.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the year ended July 3, 2010, net income attributable to noncontrolling interests in income of our consolidated subsidiary SRe was $28,000. We acquired the noncontrolling interest of our consolidated subsidiary SRe during the year. For the year ended June 27, 2009, net income attributable to noncontrolling interests in income of our consolidated subsidiaries PTL and SRe was $114,000. We acquired the noncontrolling interest in PTL during fiscal 2009. For the year ended June 28, 2008, net income attributable to noncontrolling interests in income of PTL and SRe was $116,000.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2010, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $118.9 million, as compared with $124.6 million at June 27, 2009 and $123.9 million as of June 28, 2008. In fiscal 2010, 2009 and 2008, we made no acquisitions of other companies other than purchase of the noncontrolling interests in our consolidated subsidiaries. On August 9, 2010, we entered into an agreement to acquire all remaining outstanding shares of PTI capital stock not previously owned by us for up to approximately $35 million in cash. We anticipate $29 million will be paid out at the close of the transaction scheduled during the first quarter of  fiscal 2011, with an earn-out of up to an additional $6 million to be disbursed approximately one year later.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At July 3, 2010, unrealized gains on marketable securities net of taxes were $803,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at July 3, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at July 3, 2010.

As of July 3, 2010, we owned assets classified as cash and cash equivalents of $29.5 million as compared to $37.3 million at June 27, 2009 and $41.6 million as of June 28, 2008.  The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.  Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries (“fabs”).  During the 2010 fiscal year, we purchased $10.4 million of property and equipment as compared to $26.9 million and $10.0 million in fiscal 2009 and 2008, respectively.  The decrease in capital expenditures for property and equipment in fiscal 2010 and 2008 compared with fiscal 2009 reflected primarily the 2009 expenditure of $21.5 million for the construction of a new facility in Jinan, People’s Republic of China, for the manufacture of FCP products.

We generated approximately $5.3 million of interest and other income, net during the fiscal year ended July 3, 2010 compared to $5.6 million and $5.5 million in the fiscal years ended June 27, 2009 and June 28, 2008, respectively. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2010, our net cash provided by operating activities of $8.4 million was the result of net income of $10.8 million plus $7.9 million in net favorable non-cash adjustments to net income, less unfavorable changes in assets and liabilities of $10.3 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $8.0 million, stock based compensation of $4.0 million, $344,000 in deferred taxes and stock compensation tax benefit of $291,000, partially offset by $2.3 million of realized gain on investments, and $2.4 million of non-cash equity in net income of our unconsolidated affiliates. The unfavorable changes in assets and liabilities primarily included a $2.1 million increase in accounts receivable, a $7.0 million increase in net inventory, a $2.2 million increase in prepaids and other current assets, and a $5.7 million decrease in accrued liabilities, partially offset by a $4.8 million increase in accounts payable and a $2.7 million increase in long term liabilities.

In fiscal 2009, our net cash provided by operating activities of $31.8 million was the result of net income of $6.1 million plus $9.8 million in net favorable non-cash adjustments to net income, plus favorable changes in assets and liabilities of $15.9 million. The favorable non-cash adjustments to net income were primarily comprised of depreciation and amortization of $7.8 million, stock based compensation of $3.6 million, other-than-temporary investment impairments of $506,000 and stock compensation tax benefit of $403,000, partially offset by $1.8 million of realized gain on investments, $439,000 in deferred taxes and $351,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $4.9 million decrease in accounts receivable, a $1.1 million decrease in net inventory, a $3.8 million decrease in prepaids and other current assets, and a $7.6 million increase in accrued liabilities, partially offset by a $1.9 million decrease in accounts payable.

In fiscal 2008, our net cash provided by operating activities of $7.6 million was the result of net income of $17.1 million plus $10.4 million in favorable non-cash adjustments to net income, partially offset by unfavorable changes in assets and liabilities of $19.8 million. The favorable non-cash adjustments to net income were primarily comprised of depreciation and amortization of $6.5 million, stock based compensation of $2.4 million, deferred taxes of $2.1 million and stock compensation net tax benefit of $434,000, partially offset by $644,000 of realized gain on investments and $602,000 of non-cash equity in net income of our unconsolidated affiliates. The unfavorable changes in assets and liabilities primarily included a $10.0 million increase in accounts receivable, a $2.7 million increase in net inventory, and a $5.3 million increase in prepaids and other current assets.

In fiscal 2010, we used cash in our investing activities of $8.7 million, which was primarily the result of purchases of property and equipment of $10.4 million and the acquisition of the noncontrolling interest in SRe for $1.2 million, partially offset by a decrease in restricted cash of $3.2 million.  Of the purchases of property and equipment, $7.1 million was incurred in the completion of our new FCP plant in Jinan, China.

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

In fiscal 2010, we used cash in financing activities of $8.3 million to repurchase common stock for $8.7 million and $1.7 million to prepay mortgage financing at our former PTL subsidiary, partially offset by $2.0 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan.

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

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock. Pursuant to the 2007 Board of Directors’ approval, we repurchased approximately 1.6 million shares during fiscal 2008 at an approximate cost of $20.1 million.

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

During the year ended July 3, 2010, the Company repurchased approximately 908,000 shares for an aggregate cost of $8.7 million.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity”, “XO crystal oscillator”, and the manufacture of products based on these technologies.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of July 3, 2010:

	Payments Due by Period
(in thousands)		Less than	1-3	3-5
Contractual obligation	Total	1 Year	Years	Years	Thereafter
Operating leases and operating expense commitments	$4,522	$1,301	$2,515	$706	$-
Capital equipment purchase commitments	2,458	1,473	985	-	-
Yangzhou capital injection	21,000	6,000	15,000	-	-
Total contractual cash obligations	$27,980	$8,774	$18,500	$706	$-

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

As of July 3, 2010, we have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table. On August 9, 2010, we entered into an agreement to acquire all remaining outstanding shares of PTI capital stock not previously owned by us for up to approximately $35 million in cash.  For additional information concerning the PTI transaction, see Note 23 of Notes to Consolidated Financial Statements in this report, and our Form 8-K filed on August 12, 2010.

We completed the initial phase of our new FCP facility in Jinan, People’s Republic of China, during fiscal 2010 and the plant commenced operations in the third quarter. While further expansion of the plant is anticipated in the future, we have not yet begun planning for the next phase and do not anticipate significant outlays in the next twelve months.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of July 3, 2010, the Company’s commitment for capital injections for the Yangzhou project is $21 million, which is included in the table above.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 3, 2010, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), which eliminates the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In January 2010, the FASB issued an ASU which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for Pericom with the reporting period beginning December 27, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for Pericom with the fiscal year beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for Pericom for the fiscal year beginning July 4, 2010, for interim periods within that fiscal year, and for interim and annual reporting periods thereafter. We are currently evaluating the impact this guidance will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 160. ASC 810-10-65 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10-65 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10-65 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810-10-65 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. The Company has adopted this standard, and prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At July 3, 2010, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $89.4 million (see Note 1 of Notes to Financial Statements).  These securities are subject to interest rate risk and will decline in value if market interest rates increase.  We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates.  We do not expect such a scenario to occur.  For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of July 3, 2010, such as from 3.0% to 3.3%, the decline in the fair value of the portfolio would be approximately $8.1 million.  On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At July 3, 2010, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $803,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, Hong Kong Dollar, the Chinese Renminbi and the Japanese Yen. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $1,000 as those monetary assets are converted to cash. The amount is modest because the receivables and payables are nearly equal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	The following Consolidated Financial Statements are filed as part of this report:
		Page No.
	Report of Independent Registered Public Accounting Firm	58

	Consolidated Balance Sheets as of July 3, 2010 and June 27, 2009	59

	Consolidated Statements of Operations for each of the three fiscal years in the period ended July 3, 2010	60

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three fiscal years in the period ended July 3, 2010	61

	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended July 3, 2010	62

	Notes to Consolidated Financial Statements	63

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended July 3, 2010, June 27, 2009 and June 28, 2008 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended July 3, 2010	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 27, 2009 and in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarterly periods ended September 26, 2009, December 26, 2009, and March 27, 2010, we identified two material weaknesses in the design and operation of our internal controls.

The first involved certain controls over period-end inventory accounting that were not effective. As a result, our inventory valuation and inventory reserves were misstated. In addition, our new enterprise resource planning (“ERP”) system, which was implemented in the second quarter of fiscal 2009, contained programming errors that caused certain inventory items to be incorrectly valued.

The second material weakness was that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.  As a result, we concluded that controls over the financial statement close process related to account reconciliations and analyses, including investment accounts, accounts receivable reserves, inventories, accounts payable and accrued liabilities, were not effective.  As a result, a large volume of adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with generally accepted accounting principles.

As noted below in Management's Report on Internal Control Over Financial Reporting, these material weaknesses continued to exist as of July 3, 2010.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 3, 2010. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of July 3, 2010:

•
We did not maintain sufficient controls over the review of period-end inventory accounting.   In addition, as a result of the implementation of our new enterprise resource planning (“ERP”) system in fiscal 2009, certain cost data was inadvertently misclassified which led to an error in cost of goods sold.

•
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

These control deficiencies required adjustments during the interim and annual close processes to completely and accurately present the consolidated financial statements in accordance with generally accepted accounting principles. These control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that each of these control deficiencies constitute a material weakness.

Because of the material weaknesses discussed above, we have concluded that the Company did not maintain effective internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of July 3, 2010 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Planned Remediation Initiatives and Interim Measures

We have summarized below the remediation initiatives that we have implemented or plan to implement in response to the material weaknesses discussed above. In addition to the following summary of remediation initiatives, we also describe below the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the financial statements included in this Form 10-K.

Remediation Initiatives

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

During the year ended July 3, 2010, the Company has taken substantial efforts to remediate the material weaknesses described above:

1.
During the first quarter of 2010, we hired a new general accounting manager and a cost accounting manager with experience and training in the application of U.S. generally accepted accounting principles to strengthen our period end reporting and inventory accounting processes.

2.
During the third quarter of 2010, the Company recruited a new Chief Financial Officer who has since reorganized the Company’s period end close reconciliation process. This reorganization is intended to provide a more disciplined structure for finance and accounting processes and controls, enable clear and concise access to information and promote the consistent application of policies and procedures in conformity with U.S. generally accepted accounting principles.

3.
During the fourth quarter of 2010, the Company recruited a new Corporate Controller at the U.S. headquarters location with experience and training in the application of U.S. generally accepted accounting principles commensurate with our accounting and financial reporting requirements. Additionally, the Company enlisted a new Director of Internal Audit to further enhance and implement internal control over financial reporting to ensure the Company has adequate policies and procedures in place to prevent and detect material misstatements.

4.	We improved the discipline throughout the organization with respect to achieving greater compliance with policies, procedures, and controls that have been previously implemented.

5.	Certain finance personnel involved in the processing, recording and reporting of inventory transactions have been replaced.

6.
We implemented new policies and procedures focused on timely and accurate financial reporting and implemented training and programs to focus on continuous improvements regarding the application of U.S. generally accepted accounting principles.

Management plans on taking the following additional remediation actions during fiscal 2011:

7.
We have a plan in place to hire a qualified third party consulting firm before the end of the first quarter of fiscal 2011 to assist the Company in enhancing and re-engineering its existing enterprise-wide financial application to support the timeliness and accuracy of its period end reporting process.

8.
We plan to further strengthen our controls over the monthly closing processes by recruiting an adequate complement of personnel with accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles.

9.	We plan to further improve the timeliness and accuracy of our period end account reconciliations by enhancing the policies, procedures and controls used in the monthly closing process.

Interim Measures

Management has not yet implemented all of the measures described above under the heading "Remediation Initiatives" and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the 2010 year end consolidated financial statement reporting process and described below, address the identified control deficiencies under "Management's Annual Report on Internal Control over Financial Reporting." These other measures include the following:

1.
The Company significantly enhanced its controls over the period end account reconciliation process, including enhancements to improve the rigor of our review process. Additionally,  we undertook a variety of manual review procedures, such as a review of transactions and journal entry postings into the ERP system and a review of account reconciliations, to ensure the completeness and accuracy of the underlying financial information used to generate the 2010 consolidated annual financial statements. We plan to further strengthen our controls over the monthly closing processes by recruiting an adequate complement of personnel with accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles.

2.	Reviews of inventory valuation and reserves, including reviews of the work-in-progress cost accumulation and reconciliation of perpetual inventory records to the general ledger.

3.	Undertaking a training program for all finance personnel involved in determining, analyzing, or reviewing inventory valuation and reserves, and their changes from period to period.

4.	Reviews and reconciliation of the matching of vendor invoices with purchase orders and receiving documents.

Changes in Internal Control over Financial Reporting

Except as discussed above under "Management's Planned Remediation Initiatives and Interim Measures" there were no other changes to the Company’s internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•
The Company did not maintain sufficient controls over the review of period-end inventory accounting.   In addition, as a result of the implementation of the Company’s enterprise resource planning (“ERP”) system in fiscal 2009, certain cost data was inadvertently misclassified which led to an error in cost of goods sold.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pericom Semiconductor Corporation did not maintain effective internal control over financial reporting as of July 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of July 3, 2010 and June 27, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 3, 2010, and the related financial statement schedule and our report dated August 31, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 31, 2010

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the section captioned “Proposal No.1 Election of Directors” and “Directors and Executive Officers of the Registrant” to be contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 9, 2010, to be filed by the Company with the SEC (the “Proxy Statement”).

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

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of July 3, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Option plans	3,444,435	$11.87	2,724,153
Employee stock purchase plan	—		1,964,173
Equity compensation plans not approved by shareholders:
SaRonix Inducement options (1)	32,087	$10.00	—
Total	3,476,522	$11.85	4,688,326

(1)	Represents options granted to former employees of SaRonix, LLC.

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

2.1
Agreement and Plan of Merger, dated as of August 9, 2010, by and among Pericom Semiconductor Corporation, PTI Acquisition Subsidiary Inc., Pericom Technology Inc., and Yuk Kin Wong in his capacity as the representative of the Securityholders, filed as Exhibit 2.1 to the Company’s Form 8-K filed August 12, 2010, and incorporated herein by reference.

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

4.1
Rights Agreement between Pericom Semiconductor Corporation and Equiserve Trust Company, N.A., dated as of March 6, 2002, including Form of Right Certificate attached thereto as Exhibit B, filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A filed March 14, 2002, and incorporated herein by reference.

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

10.8*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.
10.9**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K/A filed May 5, 2008, and incorporated herein by reference.

10.10*
Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under each of the Amended and Restated Pericom 2001 Stock Incentive Plan and the Amended and Restated Pericom 2004 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

10.11*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2008, and incorporated herein by reference.
10.12*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 23, 2008, and incorporated herein by reference.
10.13*	Pericom’s 2010 Employee Stock Purchase Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2009, and incorporated herein by reference.
10.14**
English translation of R&D Center Investment Agreement, dated as of December 1, 2009, between Yangzhou Economic and Technological Development Zone and Pericom Asia Limited, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, and incorporated herein by reference.

10.15*
Offer letter, dated March 8, 2010, by and between the Company and Aaron Tachibana, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, and incorporated herein by reference.

14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended June 26, 2004 and incorporated herein by reference.
21.1	Subsidiaries of Pericom Semiconductor Corporation
23.1	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
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

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 3, 2010.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of July 3, 2010 and June 27, 2009 and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting..

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 31, 2010

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 3,	June 27,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$29,495	$37,321
Restricted cash	-	3,200
Short-term investments in marketable securities	76,454	75,471
Accounts receivable:
Trade (net of allowances of $2,665 and $2,163)	25,365	22,875
Other receivables	3,940	1,663
Inventories	23,431	16,340
Prepaid expenses and other current assets	2,885	2,075
Deferred income taxes	3,119	2,433
Total current assets	164,689	161,378

Property, plant and equipment – net	50,760	47,238
Investments in unconsolidated affiliates	13,183	10,826
Deferred income taxes – non current	3,868	4,913
Long-term investments in marketable securities	12,977	11,780
Goodwill	1,681	1,673
Intangible assets (net of accumulated amortization of $1,257 and $922)	1,452	1,764
Other assets	7,438	6,742
Total assets	$256,048	$246,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,585	$10,824
Accrued liabilities	10,781	15,118
Current portion of long-term debt	-	60
Total current liabilities	26,366	26,002

Long-term debt	-	1,610
Industrial development subsidy	6,577	3,718
Other long-term liabilities	1,199	1,287
Total liabilities	34,142	32,617

Commitments (Note 12)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: at July 3, 2010, 24,898,000; at June 27, 2009, 25,462,000	130,536	133,162
Retained earnings	89,299	78,505
Accumulated other comprehensive income, net of tax	2,071	797
Total Pericom shareholders’ equity	221,906	212,464
Noncontrolling interests in consolidated subsidiaries	-	1,233
Total shareholders’ equity	221,906	213,697
Total liabilities and shareholders' equity	$256,048	$246,314

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008

Net revenues	$146,913	$128,645	$163,744
Cost of revenues	96,146	85,514	103,638
Gross profit	50,767	43,131	60,106
Operating expenses:
Research and development	17,208	16,697	17,159
Selling, general and administrative	26,478	22,833	23,624
Restructuring	-	584	-
Total operating expenses	43,686	40,114	40,783
Income from operations	7,081	3,017	19,323
Interest and other income, net	5,252	5,613	5,513
Interest expense	(30)	(65)	(12)
Other-than-temporary decline in value of investment	-	(506)	(76)
Income before income taxes	12,303	8,059	24,748
Income tax expense	3,911	2,209	8,221
Net income from consolidated companies	8,392	5,850	16,527
Equity in net income of unconsolidated affiliates	2,430	351	602
Net income	$10,822	$6,201	$17,129
Net income attributable to noncontrolling interests	(28)	(114)	(116)
Net income attributable to Pericom shareholders	$10,794	$6,087	$17,013
Basic income per share to Pericom shareholders	$0.42	$0.24	$0.66
Diluted income per share to Pericom shareholders	$0.42	$0.24	$0.64
Shares used in computing basic earnings per share	25,412	25,417	25,737
Shares used in computing diluted earnings per share	25,717	25,626	26,611

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

BALANCES, June 30, 2007	25,838	$135,887	$55,149	$(558)	$906	$191,384
Adjustment for subsdiary merger	—	—	256	—	—	256
REVISED BALANCES, June 30, 2007	25,838	135,887	55,405	-558	906	191,640
Net income	—	—	17,013	—	117	17,130
Change in unrealized gain (loss) on investments, net	—	—	—	677	—	677
Currency translation adjustment	—	—	—	3,146	—	3,146
Total comprehensive income						20,953
Issuance of common stock under employee stock plans	1,424	10,929	—	—	—	10,929
Stock based compensation expense	—	2,358	—	—	—	2,358
Tax benefit resulting from stock option transactions	—	2,975	—	—	—	2,975
Other	—	—	—	—	96	96
Repurchase and retirement of common stock	(1,559)	(20,121)	—	—	—	(20,121)
BALANCES, June 28, 2008	25,703	132,028	72,418	3,265	1,119	208,830
Net income	—	—	6,087	—	114	6,201
Change in unrealized gain (loss) on investments, net	—	—	—	545	—	545
Currency translation adjustment	—	—	—	(3,013)	—	(3,013)
Total comprehensive income						3,733
Issuance of common stock under employee stock plans	471	2,723	—	—	—	2,723
Stock based compensation expense	—	3,586	—	—	—	3,586
Tax benefit resulting from stock option transactions	—	277	—	—	—	277
Repurchase and retirement of common stock	(712)	(5,452)	—	—	—	(5,452)
BALANCES, June 27, 2009	25,462	133,162	78,505	797	1,233	213,697
Net income	—	—	10,794	—	28	10,822
Change in unrealized gain (loss) on investments, net	—	—	—	114	—	114
Currency translation adjustment	—	—	—	1,160	—	1,160
Total comprehensive income						12,096
Acquisition of noncontrolling interest	—	37	—	—	(1,261)	(1,224)
Issuance of common stock under employee stock plans	344	1,978	—	—	—	1,978
Stock based compensation expense	—	4,049	—	—	—	4,049
Tax benefit resulting from stock option transactions	—	(11)	—	—	—	(11)
Repurchase and retirement of common stock	(908)	(8,679)	—	—	—	(8,679)
BALANCES, July 3, 2010	24,898	$130,536	$89,299	$2,071	$-	$221,906

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,822	$6,201	$17,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,958	7,787	6,533
Stock based compensation	4,049	3,586	2,358
Tax benefit resulting from stock option transactions	291	403	3,409
Excess tax benefit resulting from stock option transactions	(97)	(79)	(2,975)
Other-than-temporary decline in the value of investments	-	506	76
Gain on sale of investments	(2,348)	(1,791)	(644)
Write off of property and equipment	152	3	5
Write off of in process research and development	-	34	-
Loss on impairment of intangible assets	-	-	23
Equity in net income of unconsolidated affiliates	(2,430)	(351)	(602)
Deferred taxes	344	(439)	2,059
Non-current income tax	(283)	(151)	-
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	(2,108)	4,934	(10,029)
Inventories	(7,014)	1,054	(2,664)
Prepaid expenses and other current assets	(2,183)	3,757	(5,244)
Other assets	(744)	225	(1,224)
Accounts payable	4,757	(1,921)	85
Accrued liabilities	(5,731)	7,554	(691)
Other long term liabilities	3,002	455	-
Net cash provided by operating activities	8,437	31,767	7,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(10,353)	(26,938)	(10,027)
Net proceeds from sale of property and equipment	-	-	2
Purchase of available for sale investments	(120,722)	(120,623)	(88,238)
Maturities and sales of available for sale investments	120,353	117,489	109,557
Cash paid for noncontrolling interest acquisition	(1,223)	(1,285)	-
Change in restricted cash balance	3,200	(3,200)	-
Net cash provided by (used in) investing activities	(8,745)	(34,557)	11,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under stock plans	1,978	2,724	10,929
Excess tax benefit on stock based compensation	97	79	2,975
Proceeds from (paydowns on) mortgage financing	(1,725)	1,669	-
Principal payments on long-term debt and capital leases	-	-	(792)
Repurchase of common stock	(8,679)	(5,451)	(20,121)
Net cash used in financing activities	(8,329)	(979)	(7,009)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	811	(556)	584
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,826)	(4,325)	12,473
CASH AND CASH EQUIVALENTS:
Beginning of year	37,321	41,646	29,173
End of year	$29,495	$37,321	$41,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,166	$994	$4,875
Cash paid during the period for interest	$30	$15	$11

See notes to consolidated financial statements

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JULY 3, 2010, JUNE 27, 2009 AND JUNE 28, 2008

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

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited (“PSC-HK”),  Pericom Asia Limited (“PAL”) and PSE Technology Corporation (“SRe”).  In addition PAL has two wholly-owned subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively. The Company eliminates all significant intercompany balances and transactions in consolidation.

Except for the retrospective adjustments related to the adoption of authoritative accounting guidance for noncontrolling interests and change in reporting entity as discussed below, the amounts as of June 27, 2009, conform to the prior year consolidated financial statements.

On June 28, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished as equity interests in the parent's consolidated financial statements. Consequently, noncontrolling interest is now disclosed as a separate component of the Company's consolidated equity on the balance sheet, rather than as a long-term liability. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. The Company continued to calculate earnings per share based on net income attributable to Pericom shareholders. The impact on the Company's financial position as of June 27, 2009, results of operations for fiscal 2009 and 2008, from the adoption of this authoritative accounting guidance is presented in the tables below (in thousands):

	June 27, 2009 Consolidated Balance Sheet
	As Reported	As Adjusted
Minority interest	$1,233	$—
Noncontrolling interest	—	1,233

	Year Ended
	June 27, 2009 Consolidated Statement of Operations		June 28, 2008 Consolidated Statement of Operations
	As Reported	As Adjusted	As Reported	As Adjusted
Minority interest	$(114)	$—	$(116)	$—
Net income	6,087	6,201	17,013	17,129
Net income attributable to noncontrolling interest	—	(114)	—	(116)
Net income attributable to Pericom shareholders	$—	$6,087	$—	$17,013

On March 28, 2010, we completed the merger of our two wholly owned subsidiaries, SRe and Pericom Taiwan Limited Corporation (“PTL”), with SRe as the surviving entity. As a result of the change in legal structure, we determined that we would be able to utilize certain deferred tax assets and our valuation allowance was reduced accordingly.  In accordance with the guidance for a change in reporting entity, this change has been retrospectively applied to all prior periods presented.  As substantially all of the deferred tax assets arose prior to the periods being presented, the impact of the reduction in valuation allowance was an increase to our deferred tax assets of approximately $256,000 for all periods presented as well as an increase to our opening retained earnings.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended July 3, 2010 contains 53 weeks, whereas all prior fiscal years presented herein include 52 weeks.

CASH EQUIVALENTS – The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents.  The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES – The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” or “trading” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies trading securities as current assets and its available-for-sale securities as current or noncurrent based on each security’s attributes.  At July 3, 2010 and June 27, 2009, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

Available for Sale Securities:

	As of July 3, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$204	$6	$-	$6	$210
National government and agency securities	14,832	178	(3)	175	15,007
State and municipal bond obligations	8,029	80	-	80	8,109
Corporate bonds and notes	44,595	1,094	(76)	1,018	45,613
Asset backed securities	11,670	35	(30)	5	11,675
Mortgage backed securities	8,848	62	(93)	(31)	8,818
Total	$88,178	$1,455	$(202)	$1,253	$89,431

	As of June 27, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$3,008	$28	$-	$28	$3,036
National government and agency securities	4,856	30	(10)	20	4,876
State and municipal bond obligations	21,658	270	(23)	247	21,905
Corporate bonds and notes	45,875	1,107	(14)	1,093	46,968
Asset backed securities	1,954	4	(107)	(103)	1,851
Mortgage backed securities	8,748	94	(300)	(206)	8,542
Total	$86,099	$1,533	$(454)	$1,079	$87,178

Trading Securities:

	As of June 27, 2009
	Net	Fair
	Unrealized	Market
(In thousands)	Gains	Value
Repurchase funds	$-	$73
Other funds	-	-
Total Trading Securities	$-	$73

The Company has no trading securities as of July 3, 2010.

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of July 3, 2010 and June 27, 2009:

	Continuous Unrealized Losses at July 3, 2010
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

US Treasury securities	$-	$-	$-	$-	$-	$-
National government and agency securities	891	1	-	-	891	1
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	9,530	78	-	-	9,530	78
Asset backed securities	5,167	30	472	1	5,639	31
Mortgage backed securities	1,314	1	497	91	1,811	92
	$16,902	$110	$969	$92	$17,871	$202

	Continuous Unrealized Losses at June 27, 2009
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

US Treasury securities	$-	$-	$-	$-	$-	$-
National government and agency securities	1,582	10	-	-	1,582	10
State and municipal bond obligations	1,644	23	-	-	1,644	23
Corporate bonds and notes	4,504	12	494	2	4,998	14
Asset backed securities	-	-	434	107	434	107
Mortgage backed securities	2,203	29	1,893	271	4,096	300
	$9,933	$74	$2,821	$380	$12,754	$454

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

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2010, 2009 and 2008 realized gains on available-for-sale securities were $2.3 million, $1.8 million and $644,000, respectively.

In addition, the Company recognized an other-than-temporary impairment (“OTTI”) credit loss on available-for-sale securities of $414,000 in the fiscal year ended June 27, 2009 which was reclassified out of other comprehensive income. Activity for the fiscal year ended July 3, 2010 related to the pretax available-for-sale credit loss component reflected within retained earnings for securities still held at July 3, 2010 was unchanged at $414,000.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of July 3, 2010 and June 27, 2009:

(in thousands)	July 3, 2010	June 27, 2009
One year or less	$10,425	$17,535
Between one and three years	39,627	24,538
Greater than three years	21,632	41,251
Multiple Dates	17,747	3,927
	$89,431	$87,251

Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2048.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair market value based on quoted market prices. A further discussion of the fair value of financial instruments is detailed in Note 17 to the Consolidated Financial Statements contained in this report on Form 10-K.

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

We consider raw material inventory slow moving and we fully reserve for it if it has not moved in 365 days.  For assembled devices, we disaggregate the inventory by part number.  We compare the quantities on hand in each part number category to the quantity we shipped in the previous twelve months, the quantity in backlog and to the quantity we expect to ship in the next twelve months.  We record a reserve to the extent the value of each quantity on hand is in excess of the lesser of the three comparisons.  We also periodically review inventory for obsolescence beyond the established formulaic tests. We believe our method of evaluating our inventory fairly represents market conditions.

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

OTHER ASSETS – The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, assets held for sale and deposits.  The Company reports its investments in privately held companies at the lower of cost or market.  The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis.  Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations.  The Company’s management performed such an evaluation as of July 3, 2010 and determined that no impairment existed.  The Company carries assets held for sale and deposits at the lower of the assets’ carrying amount or fair value less costs to sell.

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

INCOME TAXES – The Company accounts for income taxes following the Financial Accounting Standards Board’s statements and related interpretations, which require an asset and liability approach to recording deferred taxes.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION –The functional currency of the Company’s foreign subsidiaries is the local currency.  In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date.  The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place.  Net gains or (losses) from foreign currency translation of assets and liabilities of $1.2 million and $(3.0) million in fiscal 2010 and 2009, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity.  Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $(197,000), $103,000 and $(309,000) in fiscal 2010, 2009 and 2008 respectively, and are included in interest and other income, net.

SHARE-BASED COMPENSATION – The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period.  See Note 15 for further discussion of share-based compensation.

REVENUE RECOGNITION – The Company recognizes revenue from the sale of its products when:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The sales price is fixed or determinable; and
•	Collectibility is reasonably assured.

Generally, the Company meets these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time.  In addition, the Company estimates and records provisions for future returns and other charges against revenue at the time of shipment consistent with the terms of sale.

The Company sells products to large, domestic distributors at the price listed in its price book for that distributor.  At the time of sale the Company records a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management.  The Company offsets the sales reserve against revenues producing the net revenue amount reported in the consolidated statements of operations.

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

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period.  The contractual stock rotation applies only to shipments at the Company’s listed book price.  Asian distributors typically buy the Company’s product at less than standard price and therefore are not entitled to the 10% stock rotation privilege.  In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so.  Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors.

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

CONCENTRATION OF CREDIT RISK – The Company primarily sells its products to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable.  The Company maintains allowances for estimated bad debt losses.  The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
			Trade
		Net	Accounts
Fiscal Year Ended:		Revenues	Receivable
July 3, 2010	Customer A	22%	26%
	Customer B	14	9
	All others	64	65
		100%	100%

June 27, 2009	Customer A	18%	21%
	Customer B	14	9
	All others	68	70
		100%	100%

June 28, 2008	Customer A	14%	16%
	All others	86	84
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In February 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) which eliminates the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In January 2010, the FASB issued an ASU which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for Pericom with the reporting period beginning December 27, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for Pericom with the fiscal year beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for Pericom for the fiscal year beginning July 4, 2010, for interim periods within that fiscal year, and for interim and annual reporting periods thereafter. We are currently evaluating the impact this guidance will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 160. ASC 810-10-65 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10-65 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. ASC 810-10-65 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of ASC 810-10-65 are effective for the fiscal year beginning June 28, 2009 and the presentation and disclosure requirements must be applied retrospectively for all periods presented at that date. The Company has adopted this standard, and prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

EARNINGS PER SHARE – The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended July 3, 2010 is as follows:

	Fiscal Year Ended
(In thousands, except for per share data)	July 3, 2010	June 27, 2009	June 28, 2008
Net income attributable to Pericom shareholders	$10,794	$6,087	$17,013
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	25,412	25,417	25,737
Basic earnings per share attributable to Pericom shareholders	$0.42	$0.24	$0.66

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	25,412	25,417	25,737
Dilutive shares using the treasury stock method	305	209	874
Shares used in computing diluted earnings per share	25,717	25,626	26,611
Diluted earnings per share attributable to Pericom shareholders	$0.42	$0.24	$0.64

Options to purchase 2.8 million shares of common stock, and restricted stock units of 76,000 shares were outstanding during the year ended July 3, 2010 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 3.1 million shares of common stock, and restricted stock units of 104,000 shares were outstanding during the year ended June 27, 2009 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 1.6 million shares of common stock were outstanding as of June 28, 2008 and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.
2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Interest receivable	$769	$859
Government subsidy	2,035	-
Other accounts receivable	1,136	804
	$3,940	$1,663

3. INVENTORIES

Inventories consist of:

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Finished goods	$7,601	$5,442
Work-in-process	6,793	5,369
Raw materials	9,037	5,529
	$23,431	$16,340

The Company considers raw material inventory obsolete and it writes it off if the raw material has not moved in 365 days.  The Company considers assembled devices excessive and writes them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be written off.  The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of July 3, 2010, the Company had reserved for $3.4 million of inventory as compared to $4.1 million at June 27, 2009.  The Company attributes this overall reduction of approximately $1.4 million in obsolete inventory between the fiscal year ended July 3, 2010 and the fiscal year ended June 27, 2009 to physically scrapping products as well as sales of products that were previously written-off, partially offset by additional write-offs.

4. PROPERTY, PLANT AND EQUIPMENT – NET

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Machinery and equipment	$43,291	$36,003
Computer equipment and software	13,412	16,878
Building	19,010	4,805
Land	3,406	3,335
Furniture and fixtures	1,165	991
Leasehold improvements	683	775
Vehicles	108	89
Total	81,075	62,876
Accumulated depreciation and amortization	(37,764)	(37,811)
Construction-in-progress	7,449	22,173
Property, plant and equipment – net	$50,760	$47,238

Depreciation expense for the years ended July 3, 2010, June 27, 2009 and June 28, 2008 was $6.7 million, $7.2 million and $6.3 million, respectively.

5. OTHER ASSETS

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Land use rights	$4,789	$4,746
Investments in privately held companies	1,501	1,501
Deposits	183	204
Other	965	291
Total	$7,438	$6,742

The Company purchased land use rights from the People’s Republic of China (“China”) in January 2008. These rights enabled the Company to construct its Jinan facility and operate there for a period of 50 years. The Company has investments in certain privately held companies which it accounts for under the cost method.  The Company reviews these investments for impairment on a periodic basis.  The Company did not write off any material cost method investments during fiscal 2010, 2009 or 2008.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Pericom Technology, Inc.	$10,876	$8,806
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,307	2,020
Total	$13,183	$10,826

The Company has a 42.4% ownership interest in Pericom Technology, Inc. (“PTI”) as of July 3, 2010. Our ownership position declined slightly from 43.06% at June 27, 2009 as a result of additional shares issued by PTI.  Pericom accounts for its investment in PTI using the equity method due to the Company’s significant influence over its operations.  In addition, certain of the directors of the Company are directors of PTI, and certain shareholders of the Company are shareholders of PTI.  At July 3, 2010 and June 27, 2009, the Company's carrying value of the investment in PTI exceeded the Company’s underlying equity in the net assets of PTI by $551,000 and $486,000, respectively.  PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China.  The Company purchased $71,000, $67,000 and $150,000 in goods and services from PTI during the years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.  PTI owed the Company $65,000, $83,000 and $123,000 at July 3, 2010, June 27, 2009 and June 28, 2008, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company.  Condensed financial information of PTI at July 3, 2010 and June 27, 2009 is as follows:

	(Unaudited)
	As of and for the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Total assets	$26,875	$20,721
Total liabilities	$2,546	$1,401
Total equity	$24,329	$19,320

Revenue	$17,869	$12,009
Cost of revenues	8,798	5,965
Gross profit	9,071	6,044

Operating expenses	4,427	4,611
Income from operations	4,644	1,433
Interest and other income	440	(216)
Income tax expense	230	102
Net income	$4,854	$1,115

The Company recouped PTI’s net income at 25% in 2008.  The percentage at which the Company recognized its proportionate share of the income of PTI was equal to the percentage of ownership held in successive rounds of financing of PTI in which the Company participated.  The Company continued to use the 25% allocation percentage in 2009 until all the losses recognized in prior years were recouped.  This was completed in 2009, and the Company subsequently reverted to recognizing its share of PTI’s net income at its percentage ownership level, currently 42.4%.

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe.

The Company holds ownership interests in various other privately held companies.  The ownership in these affiliates varies from 20% to approximately 49%.  For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of July 3, 2010, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $2.8 million.

7. ACQUISITION OF NONCONTROLLING INTEREST IN SUBSIDIARIES

Acquisition of remaining minority interest in SRe

Prior to fiscal 2010, Pericom owned approximately 97.3% of SRe with the remaining interest owned by other parties. In fiscal 2010, the Company purchased the remaining 2.71% of the outstanding shares of SRe for approximately $1.2 million. As Pericom retained its controlling interest in SRe, this was treated as an equity transaction in accordance with the provisions of ASC 810, Consolidation.

Acquisition of remaining minority interest in PTL

Pericom owned approximately 87.9% of PTL with the remaining interest owned by PTL employees. In fiscal 2009, the Company purchased the remaining 3.7 million shares held by employees for a total price of $1.3 million. The Company recorded the assets acquired at estimated fair values as determined by management, prorated for the stake acquired.  The Company based the fair values on the appropriate application of generally accepted income based approaches.  The Company allocated the purchase price of PTL’s minority stake as follows:

(in thousands)
Goodwill	$347
Core developed technology	904
In-process research and development	34
Total purchase price	$1,285

The in-process research and development was expensed in fiscal 2009. The core developed technology is included in intangible assets and is being amortized over a period of 5 years.

8. PURCHASED INTANGIBLE ASSETS

The Company’s purchased intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	July 3, 2010			June 27, 2009
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

eCERA trade name	$40	$(28)	$12	$40	$(22)	$18
Core developed technology	1,856	(1,021)	835	1,833	(757)	1,076
SaRonix supplier relationship	398	(208)	190	398	(143)	255

Total amortizable purchased intangible assets	2,294	(1,257)	1,037	2,271	(922)	1,349

SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$2,709	$(1,257)	$1,452	$2,686	$(922)	$1,764

Amortization expense related to finite-lived purchased intangible assets was approximately $331,000 in fiscal 2010, $271,000 in fiscal 2009 and $186,000 in fiscal 2008.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of July 3, 2010 or June 27, 2009.  However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade name, and core developed technology, which have remaining weighted average useful lives of approximately three years.  We expect our future amortization expense over the next five years associated with these assets to be:

	As of the year ended
(in thousands)	2011	2012	2013	2014	2015 and beyond
Expected amortization-eCERA	$214	$214	$190	$62	$-
Expected amortization-SaRonix	117	117	111	12	-
	$331	$331	$301	$74	$-

9. ACCRUED LIABILITIES

 Accrued liabilities consist of:

	As of the year ended
	July 3,	June 27,
(in thousands)	2010	2009

Accrued compensation	$5,632	$3,815
Accrued construction liabilities	1,960	8,958
Accrued income tax	1,357	971
External sales representative commissions	639	470
Other accrued expenses	1,193	904
	$10,781	$15,118

10.  DEBT

PTL took out a 15-year mortgage on its building in December 2008 in the amount of $1.7 million that carried an annual interest rate of 1.8%. The debt was paid off during fiscal 2010.

11.  RESTRICTED ASSETS

As of July 3, 2010, the Company had pledged and restricted assets of $4.1 million. These consist of land and buildings SRe has pledged for loan and credit facilities. The SRe loan and credit facility is for equipment purchases or inventory financing and has an October 20, 2010 maturity with the right to extend upon SRe request. No amounts are currently outstanding under this facility.

As of June 27, 2009, the Company had pledged and restricted assets of $9.2 million. These consisted of $4.0 million of land and buildings SRe has pledged for loan and credit facilities, $2.0 million of land and buildings PTL has pledged for loan and credit facilities, and a $3.2 million time deposit at PAL to back a letter of credit for equipment purchases. The SRe loan and credit facility is for equipment purchases or inventory financing and has an October 31, 2009 maturity with the right to extend upon SRe request.

12.  COMMITMENTS

The future minimum commitments at July 3, 2010 are as follows:

	Fiscal Year Ending
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Operating lease payments	$1,301	$1,246	$1,269	$706	$-	$-	$4,522
Capital equipment purchase commitments	1,473	985	-	-	-	-	2,458
Yangzhou capital injection	6,000	7,000	8,000	-	-	-	21,000
Total	$8,774	$9,231	$9,269	$706	$-	$-	$27,980

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of July 3, 2010.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of July 3, 2010, the Company’s commitment for capital injections for the Yangzhou project is $21 million, which is included in the table above.

Rent expense during the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008 was $1.7 million, $1.7 million and $1.8 million, respectively.

13.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of July 3, 2010, industrial development subsidies in the amount of $7.3 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at July 3, 2010 was $6.6 million, which amount is expected to be recognized over the next ten years.

We recognized $0.7 million of industrial development subsidy as a reduction of cost of goods sold in the consolidated statement of operations for the year ended July 3, 2010.

14.  EQUITY AND COMPREHENSIVE INCOME

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

The Company’s subsidiary SRe had noncontrolling interests for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of SRe, and these shares were acquired by the Company in November 2009 for approximately $1.2 million.

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of July 3, 2010, accumulated other comprehensive income consists of $803,000 of unrealized gains net of tax and $1,268,000 of accumulated currency translation gains.

15.  SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of July 3, 2010, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At July 3, 2010 the Company had four stock option plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan (“ESPP”).  The Company’s aggregate compensation cost due to option and restricted stock unit grants, and the ESPP for the twelve months ended July 3, 2010 totaled $4.0 million, as compared with $3.6 million and $2.4 million for fiscal 2009 and 2008, respectively.  The Company recognized $1,159,000, $949,000 and $684,000 in income tax benefit in the consolidated statements of operations for fiscal 2010, 2009 and 2008, respectively, related to the Company’s share-based compensation arrangements.  The net impact of share-based compensation for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008 was a reduction in net income of $2.9 million, $2.6 million and $1.7 million, respectively, or a reduction of $0.11, $0.10 and $0.06 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock option plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 7.0 million shares of common stock as of July 3, 2010 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

The Company may grant options at the fair value on grant date for incentive stock options and nonqualified stock options.  Options vest over periods of generally 48 months as determined by the Board of Directors.  Options granted under the Plans expire 10 years from the grant date.

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

The following table lists the assumptions the Company used to value stock options:

Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Expected life	5.4-5.5 years	5.2-5.3 years	5.0-5.2 years
Risk-free interest rate	2.45-2.60%	1.70-3.29%	2.92-4.70%
Volatility range	53%-54%	46%-52%	44%-47%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of June 30, 2007 and changes during the three fiscal periods ended July 3, 2010:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Options outstanding at June 30, 2007	4,818	$11.84	$10,167
Options granted (weighted average grant date fair value of $6.01)	664	13.54
Options exercised	(1,304)	7.59
Options forfeited or expired	(304)	13.68
Options outstanding at June 28, 2008	3,874	13.42	$16,677
Options granted (weighted average grant date fair value of $5.75)	374	12.98
Options exercised	(291)	5.56
Options forfeited or expired	(202)	13.14
Options outstanding at June 27, 2009	3,755	14.00	$427
Options granted (weighted average grant date fair value of $5.11)	470	10.24
Options exercised	(105)	8.72
Options forfeited or expired	(643)	23.71
Options outstanding at July 3, 2010	3,477	$11.85	$872

At July 3, 2010, 2,724,000 shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the year ended July 3, 2010 was $226,000. The status of options vested and expected to vest and options that are currently exercisable as of July 3, 2010 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	3.4	2.7
Aggregate intrinsic value (thousand $)	$858	$760
Weighted average contractual term (years)	5.0	4.1
Weighted average exercise price	$11.88	$11.94

The Company has unamortized share-based compensation expense related to options of $3.5 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding as of July 3, 2010 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding as of July 3, 2010	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of July 3, 2010	Weighted Average Exercise Price

$4.89	$8.60	717,775	5.50	$8.01	659,704	$8.08
$8.65	$10.25	731,782	6.99	$9.63	401,514	$9.40
$10.49	$11.50	784,412	5.15	$11.08	606,430	$11.09
$11.63	$15.45	710,403	3.84	$14.28	567,981	$14.11
$15.60	$37.22	532,150	3.85	$17.99	447,860	$18.33

$4.89	$37.22	3,476,522	5.15	$11.85	2,683,489	$11.94

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. The following table summarizes the activity of the Company’s RSUs as of the fiscal years ended June 28, 2009 and July 3, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2008	-	$-	-	$-
Awarded	364	10.39
Released	-	-
Forfeited	(15)	15.01
RSUs outstanding at June 27, 2009	349	$10.18	2.08	$2,980
Awarded	303	10.52
Released	(39)	12.76
Forfeited	(22)	10.41
RSUs outstanding at July 3, 2010	591	$10.18	1.66	$5,403

RSUs vested and expected to vest after July 3, 2010	499	$10.17	1.55	$4,563

The Company has unamortized share-based compensation expense related to RSUs of $3.7 million, which will be amortized to expense over a weighted average period of 3.0 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 3.3 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 2.0 million remain available at July 3, 2010.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions, during 24-month purchase periods.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any accrual period is 1,000 shares.  During fiscal year 2010, 2009 and 2008, the Company issued 200,000, 180,000 and 120,000 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.33, $6.17 and $8.55, respectively.  The weighted average grant date fair value of the fiscal 2010, 2009 and 2008 awards were $3.39, $2.83 and $3.15 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model.  ASC Topic 718, Stock Based Compensation, states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights.  The Company bases volatility on the expected volatility of the Company’s stock during the accrual period.  The expected term is determined by the time from enrollment until purchase. The Company uses historical data to determine expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the expected term.

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Expected life	4.5 - 13.5 months	13.5 months	13.5 months
Risk-free interest rate	0.17-0.63%	0.55-2.19%	1.97-4.95%
Volatility range	50%-70%	61%-70%	40%-60%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended July 3, 2010:

	Shares	Weighted Average Purchase Price

Beginning available	363,906
Shares added	1,800,000
Purchases	(199,733)	$5.33
Ending Available	1,964,173

At July 3, 2010, the Company has $203,000 in unamortized share-based compensation related to its employee stock purchase plan.  We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next 4 months.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “2010 Plan”) was approved at the annual meeting of shareholders in December 2009 as replacement for the 2000 Stock Purchase Plan, which is scheduled to expire in October 2010. The 2010 Plan becomes effective on the day preceding the last exercise date of the 2000 Stock Purchase Plan. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this plan.  The 2010 Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 6-month purchase periods. Participants in the 2010 Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period.

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	July 3, 2010	June 27, 2009	June 28, 2008
Cost of revenues	$286	$244	$155
Research and development	1,506	1,407	811
Selling, general and administrative	2,257	1,935	1,392
Pre-tax stock-based compensation expense	4,049	3,586	2,358
Income tax effect	1,159	949	684
Net stock-based compensation expense	$2,890	$2,637	$1,674

The amount of share-based compensation expense in inventory at July 3, 2010 and June 27, 2009 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008:

	Fiscal Year Ended
(in thousands)	July 3, 2010	June 27, 2009	June 28, 2008
Stock option plans	$3,376	$2,770	$2,054
Less income tax effect	1,159	949	684
Net stock option plan expense	2,217	1,821	1,370
Employee stock purchase plan	673	816	304
Less income tax effect	-	-	-
Net employee stock purchase plan expense	673	816	304
	$2,890	$2,637	$1,674

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  During the year ended July 3, 2010, the Company repurchased approximately 908,000 shares for an aggregate cost of $8.7 million. During the year ended June 27, 2009, the repurchases totaled approximately 712,000 shares at an aggregate cost of $5.5 million. During the year ended June 28, 2008, the Company repurchased approximately 1,559,000 shares for an aggregate cost of $20.1 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

16. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock.  The record date for the distribution was March 21, 2002.  The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt.  The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so.  These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group.  Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance.  Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price.  Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors.  All shares issued since March 21, 2002 contain one right. The rights will expire on March 21, 2012.  As of July 3, 2010, there were 24,898,000 rights outstanding.

17. FAIR VALUE MEASUREMENTS

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Treasury securities, valued using market prices in active markets.  Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable inputs.

Assets measured at fair value as of July 3, 2010 are summarized as follows:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
US Treasury securities	$210	$210	$-	$-
Government and agency securities	15,007	-	15,007	-
State and municipal bond obligations	8,109	-	8,109	-
Corporate bonds and notes	45,613	-	45,613	-
Asset backed securities	11,675	-	11,675	-
Mortgage backed securities	8,818	-	8,818	-
Total	$89,431	$210	$89,221	$-

(1)	Included in short-term and long-term investments in marketable securities on our consolidated balance sheet

The Company had no transfers in between Level 1 and Level 2 during the year ended July 3, 2010.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at July 3, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at July 3, 2010.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

18. RESTRUCTURING CHARGE

There were no restructuring charges for the fiscal year ended July 3, 2010.

In fiscal 2009, the Company instituted a restructuring plan to align its costs with prevailing market conditions, incurring $584,000 of restructuring charges during the year that were primarily related to workforce reductions, of which $547,000 was paid in fiscal 2009 and the remainder paid in fiscal 2010.

19. INCOME TAXES

Income tax expense consists of Federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
	July 3,	June 27,	June 28,
($ thousands)	2010	2009	2008
Income before income taxes
U.S.	$10,024	$4,848	$19,608
Foreign	2,279	3,211	5,140
	12,303	8,059	24,748

Federal:
Current	3,502	1,302	2,279
Deferred	(179)	421	4,454
	3,323	1,723	6,733
State:
Current	7	56	4
Deferred	(315)	(277)	445
	(308)	(221)	449
Foreign:
Current	855	(474)	963
Deferred	41	1,181	76
	896	707	1,039

Total current	4,364	884	3,246
Total deferred	(453)	1,325	4,975
Total income tax expense	$3,911	$2,209	$8,221

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008

Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.9)	(1.5)	0.8
Foreign income and withholding taxes	1.3	(4.3)	(2.9)
Benefits from resolution of certain tax audits and expiration of statute of limitations	(2.7)	(3.3)	(0.6)
Stock compensation	1.6	4.2	0.6
Research and development tax credits	(0.4)	(1.2)	0.1
Change in valuation allowance	(1.1)	2.3	(0.4)
Other	-	(2.8)	1.6
Income tax expense	31.8%	27.4%	33.2%

The components of the net deferred tax assets were as follows (in thousands):

	As of the year ended
	July 3,	June 27,
	2010	2009
Deferred tax assets:
Credit carryforwards	$3,162	$4,131
Inventory reserves	1,049	1,329
Cumulative gain (loss) on investment in unconsolidated affiliates	(112)	(58)
Unrealized loss on investments	218	313
Accrued compensation and other benefits	879	371
Capitalized research and development	59	95
State taxes	64	-
Land use right	-	557
Basis difference in fixed assets	(1,383)	(1,323)
NOL carryforward	542	256
Other prepaid accruals	(89)	(78)
Accounts receivable reserve	775	727
Deferred rent	164	185
Inventory UNICAP	131	89
Stock compensation	2,382	1,551
Others	111	20
Total deferred tax asset	7,952	8,165

Valuation allowance	(965)	(819)
Net deferred tax assets	$6,987	$7,346

As of July 3, 2010, the Company has tax credit carryforwards of approximately $182,000 and $3.8 million available to offset future state taxable income and federal taxable income, respectively.  The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.  The federal tax credit carryforward expires in twenty years; any remainder will then be deductible in the twenty-first year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized.

Consolidated income before income taxes includes non-U.S. income of approximately $2.3 million, $3.2 million and $5.0 million for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.  Pericom has not provided U.S. income taxes on a cumulative total of approximately $17.3 million of undistributed earnings reported by certain foreign subsidiaries.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The Company recognized $545,000 for unrecognized tax benefits as of July 3, 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefit from the fiscal year beginning July 1, 2007 through July 3, 2010 is as follows:

Balance as of July 1, 2007	$(974,000)
Gross increases - current-period tax positions	(72,000)
Reductions as a result of a lapse of statute of limitations	148,000
Balance as of June 28, 2008	(898,000)
Gross increases - prior period tax positions	(24,000)
Gross increases - current-period tax positions	(101,000)
Reductions as a result of a lapse of statute of limitations	267,000
Balance as of June 27, 2009	$(756,000)
Gross decreases - prior period tax positions	3,000
Gross increases - prior period tax positions	(27,000)
Gross increases - current-period tax positions	(91,000)
Reductions as a result of a lapse of statute of limitations	326,000
Balance as of July 3, 2010	$(545,000)

All of this amount would affect the corporation’s tax rate if recognized.  The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2004 through 2009. To the Company’s knowledge, there are currently no examinations underway.

As of July 3, 2010, the Company has accrued $38,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

20. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan.  The Board of Directors determines the employer matching contributions at their discretion.  There were no employer-matching contributions in fiscal 2010, 2009 or 2008.

21. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company operates in one segment, the interconnectivity device supply market. The Company offers two broad and complementary product families within this segment: high performance integrated circuits and frequency control sub-systems.

The Chief Operating Decision Maker (CODM), is the Company’s President and Chief Executive Officer (CEO).  Because the Company’s products are complementary and share common customers and suppliers, the CODM reviews and assesses financial information, operating results and performance of the Company’s business in the aggregate and allocates resources to develop new products and drive sales using information about the market in which the Company operates, as a whole.

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

Operating net revenues for each of the three years in the period ended July 3, 2010 is shown below:

	Years Ended
	July 3,	June 27,	June 28,
(in thousands)	2010	2009	2008
Net revenues
IC product family	$92,290	$76,072	$96,612
FCP product family	54,623	52,573	67,132
Total	$146,913	$128,645	$163,744

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets.  The Company attributes long-lived assets to the country where they are located.  The following presents net sales for each of the three years in the period ended July 3, 2010; and the net book value of long-lived assets as of July 3, 2010, June 27, 2009 and June 28, 2008 by geographical segment,

	Fiscal year ended
	July 3,	June 27,	June 28,
(in thousands)	2010	2009	2008
Net sales to countries:
Taiwan	$74,905	$55,819	$52,103
China (including Hong Kong)	40,120	43,160	63,071
United States	11,981	9,842	14,466
Singapore	2,613	3,856	8,073
Others (less than 10% each)	17,294	16,723	26,031
Total net sales	$146,913	$128,645	$163,744
(in thousands)
Long-lived assets:
China (including Hong Kong)	$27,883	$21,806	$345
Taiwan	17,519	19,424	23,402
United States	3,751	4,445	6,622
Korea	1,161	1,199	856
Singapore	407	300	353
Others (less than 10% each)	39	64	60
Total long-lived assets	$50,760	$47,238	$31,638

22. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended July 3, 2010 and June 27, 2009.

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	July 3,	Mar 27,	Dec 26,	Sep 26,
	2010	2010	2009	2009
Net revenues	$41,495	$36,661	$35,805	$32,952
Cost of revenues	26,246	23,723	23,762	22,416
Gross profit	15,249	12,938	12,043	10,536
Operating expenses:
Research and development	4,575	4,251	4,336	4,046
Selling, general and administrative	7,413	6,201	6,035	6,828
Total operating expenses	11,988	10,452	10,371	10,874
Income (loss) from operations	3,261	2,486	1,672	(338)
Interest and other income, net	1,072	1,219	1,288	1,643
Income before income tax expense	4,333	3,705	2,960	1,305
Income tax expense	1,174	1,260	1,002	475
Net income from consolidated companies	3,159	2,445	1,958	830
Equity in net income of unconsolidated affiliates	759	608	536	527
Net income	3,918	3,053	2,494	1,357
Net income attributable to noncontrolling interests	-	-	(6)	(22)
Net income attributable to Pericom shareholders	$3,918	$3,053	$2,488	$1,335
Basic income per share to Pericom shareholders	$0.16	$0.12	$0.10	$0.05
Diluted income per share to Pericom shareholders	$0.15	$0.12	$0.10	$0.05
Shares used in computing basic income per share	25,210	25,386	25,543	25,509
Shares used in computing diluted income per share	25,582	25,697	25,911	25,678

	For the Quarter Ended
	June 27,	Mar 28,	Dec 27,	Sep 27,
	2009	2009	2008	2008
Net revenues	$29,721	$24,394	$30,732	$43,798
Cost of revenues	21,193	15,731	20,785	27,805
Gross profit	8,528	8,663	9,947	15,993
Operating expenses:
Research and development	4,117	3,996	4,363	4,221
Selling, general and administrative	5,343	5,136	5,453	6,901
Restructuring charge	74	293	217	-
Total operating expenses	9,534	9,425	10,033	11,122
Income (loss) from operations	(1,006)	(762)	(86)	4,871
Interest and other income, net	1,677	1,501	1,264	1,106
Other than temporary decline in the value of investments	-	(48)	-	(458)
Income before income tax expense	671	691	1,178	5,519
Income tax expense	(135)	460	(46)	1,930
Net income from consolidated companies	806	231	1,224	3,589
Equity in net income of unconsolidated affiliates	256	49	(71)	117
Net income	1,062	280	1,153	3,706
Net income attributable to noncontrolling interests	(22)	(24)	(23)	(45)
Net income attributable to Pericom shareholders	$1,040	$256	$1,130	$3,661
Basic income per share to Pericom shareholders	$0.04	$0.01	$0.04	$0.14
Diluted income per share to Pericom shareholders	$0.04	$0.01	$0.04	$0.14
Shares used in computing basic earnings per share	25,354	25,218	25,418	25,679
Shares used in computing diluted earnings per share	25,485	25,282	25,496	26,239

23. SUBSEQUENT EVENT

On August 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all remaining outstanding shares of PTI capital stock not previously owned by Pericom for up to approximately $35 million in cash. Pericom currently has an approximately 42.4% ownership interest in PTI (40.3% on a fully diluted basis reflecting outstanding capital stock and PTI employee stock options), and has accounted for its investment in PTI using the equity method due to Pericom’s significant influence over PTI’s operations. Under the Merger Agreement, the Company has agreed to pay approximately $29 million in cash upon the closing of the merger for the remaining 59.7% of fully diluted ownership (to be allocated among holders of PTI capital stock and eligible vested PTI employee stock options), increased or decreased under a potential working capital adjustment described in the Merger Agreement.  Up to an additional approximately $6 million in earn-out consideration and bonus payments is also payable by the Company upon achievement of gross profit milestones during a one year earn-out period.  Portions of the merger consideration are to be held in an escrow fund in respect of the PTI shareholders’ indemnity obligations owed to Pericom and in a fund relating to the potential working capital adjustment. The Company expects that the merger will be completed during the latter part of the Company’s first quarter of its fiscal year 2011. The completion of the merger is subject to closing conditions, which include, among other things, approval by the holders of PTI’s outstanding common and preferred stock, and compliance with certain covenants.

Alex Hui, Chairman of the Pericom Board of Directors and Pericom’s Chief Executive Officer and President, and John Hui, a director of Pericom and Pericom’s Senior Vice President, Research and Development, respectively own 6.6% and 4.2% of the outstanding capital stock of PTI on a fully diluted basis (in the case of John Hui, this percentage includes shares issuable in connection with his vested options) and are entitled to an equivalent percentage of the consideration payable in respect of the Merger to holders of PTI capital stock and options.  Each of these individuals also serves as a director of PTI, and Alex Hui serves as the Chief Executive Officer and President of PTI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	August 31, 2010

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex C. Hui and Aaron Tachibana and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ALEX C. HUI	Chief Executive Officer, President and	August 31, 2010
Alex C. Hui	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ AARON TACHIBANA	Chief Financial Officer	August 31, 2010
Aaron Tachibana	(Principal Financial Officer and Accounting
Officer)

/s/ JOHN CHI-HUNG HUI	Senior Vice President, R&D and Director	August 31, 2010
John Chi-Hung Hui

/s/ HAU L LEE	Director	August 31, 2010
Hau L. Lee

/s/ SIMON WONG	Director	August 31, 2010
Simon Wong

/s/ MICHAEL SOPHIE	Director	August 31, 2010
Michael Sophie

/s/ DENNIS MCKENNA	Director	August 31, 2010
Dennis McKenna

/s/ EDWARD YANG	Director	August 31, 2010
Edward Yang

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning	Charged to		Balance at End of
	of Period	Revenues	Deductions	Period
Reserves for returns and pricing adjustments

Fiscal year ending July 3, 2010	$1,895	$5,416	$4,945	$2,366
Fiscal year ending June 27, 2009	1,695	4,152	3,952	1,895
Fiscal year ending June 28, 2008	2,185	3,460	3,950	1,695

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

Allowance for doubtful accounts

Fiscal year ending July 3, 2010	$268	$64	$33	$299
Fiscal year ending June 27, 2009	255	225	212	268
Fiscal year ending June 28, 2008	103	165	13	255
___________