Form 10-Q
period 2010-10-02
PERICOM SEMICONDUCTOR CORP
filed 2010-11-10
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Yes     ☐       No   ☒

As of November 8, 2010 the Registrant had outstanding 24,898,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended October 2, 2010

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of October 2, 2010 and July 3, 2010	3

	Condensed Consolidated Statements of Operations for the three months ended October 2, 2010 and September 26, 2009	4

	Condensed Consolidated Statements of Cash Flows for the three months ended October 2, 2010 and September 26, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4:	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	34

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6:	Exhibits	44

Signatures

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	October 2,	July 3,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,904	$29,495
Restricted cash	3,807	-
Short-term investments	80,501	76,454
Accounts receivable
Trade (net of allowances of $2,335 and $2,665)	26,089	25,365
Other receivables	5,708	3,940
Inventories	31,015	23,431
Prepaid expenses and other current assets	1,496	2,885
Deferred income taxes	3,216	3,119
Total current assets	179,736	164,689

Property, plant and equipment – net	58,593	50,760
Investments in unconsolidated affiliates	2,423	13,183
Deferred income taxes – non-current	3,671	3,868
Long-term investments in marketable securities	4,746	12,977
Goodwill	15,909	1,681
Intangible assets	17,195	1,452
Other assets	9,754	7,438
Total assets	$292,027	$256,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,279	$-
Accounts payable	13,959	15,585
Accrued liabilities and other	22,177	10,781
Total current liabilities	42,415	26,366

Industrial development subsidy	8,156	6,577
Deferred income taxes	6,979	-
Other long-term liabilities	1,153	1,199
Total liabilities	58,703	34,142

Commitments (Note 7)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: October 2, 2010,
24,818,000; July 3, 2010, 24,898,000	130,519	130,536
Retained earnings	98,809	89,299
Accumulated other comprehensive income	3,996	2,071
Total shareholders' equity	233,324	221,906
Total liabilities and shareholders' equity	$292,027	$256,048

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2010	2009

Net revenues	$42,775	$32,952
Cost of revenues	28,240	22,416
Gross profit	14,535	10,536
Operating expenses:
Research and development	4,397	4,046
Selling, general and administrative	7,742	6,828
Total operating expenses	12,139	10,874
Income (loss) from operations	2,396	(338)
Interest and other income	11,936	1,643
Income before income taxes	14,332	1,305
Income tax expense	5,378	475
Net income from consolidated companies	8,954	830
Equity in net income of unconsolidated affiliates	556	527
Net income	9,510	1,357
Net income attributable to noncontrolling interests	-	(22)
Net income attributable to Pericom shareholders	$9,510	$1,335
Basic income per share to Pericom shareholders	$0.38	$0.05
Diluted income per share to Pericom shareholders	$0.38	$0.05
Shares used in computing basic income per share	24,890	25,509
Shares used in computing diluted income per share	25,263	25,678

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,510	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,231	1,939
Share-based compensation	1,063	930
Tax benefit resulting from stock option transactions	81	-
Excess tax benefit resulting from stock option transactions	(11)	-
Gain on previously held shares in PTI	(11,004)	-
Gain on sale of investments	(604)	(946)
Equity in net income of unconsolidated affiliates	(556)	(527)
Deferred taxes	3,886	465
Changes in assets and liabilities:
Accounts receivable	(8)	1,361
Inventories	(3,916)	473
Prepaid expenses and other current assets	1,906	756
Other assets	(344)	(219)
Accounts payable	(2,759)	740
Accrued liabilities and other	(506)	(3,137)
Other long-term liabilities	2,317	483
Net cash provided by operating activities	1,286	3,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,439)	(2,888)
Purchase of available-for-sale investments	(50,808)	(22,650)
Maturities and sales of available-for-sale and trading investments	67,167	27,616
Acquisition of PTI, net of cash acquired	(15,592)	-
Change in restricted cash balance	(3,807)	-
Net cash provided by (used in) investing activities	(8,479)	2,078

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	330	282
Proceeds from short-term debt	6,160	-
Excess tax benefit resulting from stock option transactions	11	-
Repurchase of common stock	(1,409)	-
Net cash provided by financing activities	5,092	282

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	510	160
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,591)	6,195
CASH AND CASH EQUIVALENTS:
Beginning of period	29,495	37,321
End of period	$27,904	$43,516

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of October 2, 2010, the results of operations for the three months ended October 2, 2010 and September 26, 2009 and cash flows for the three months ended October 2, 2010 and September 26, 2009.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 31, 2010.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three months ended October 2, 2010 and September 26, 2009 are not necessarily indicative of the results to be expected for the entire year.  The three month periods ended October 2, 2010 and September 26, 2009 each had 13 weeks.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, PSE Technology Corporation (“SRe”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). In addition, PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”) from August 31, 2010. The Company eliminates all intercompany balances and transactions in consolidation.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended July 3, 2010 contained 53 weeks and is referred to as fiscal year 2010 or fiscal 2010, whereas the current fiscal year 2011 or fiscal 2011 includes 52 weeks and will end on July 2, 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance was effective for Pericom with the reporting period beginning December 27, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for Pericom with the fiscal year beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB amended certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance is effective for Pericom for the fiscal year beginning July 4, 2010, for interim periods within that fiscal year, and for interim and annual reporting periods thereafter. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the quarter ended October 2, 2010 and September 26, 2009 (in thousands):

	October 2, 2010	September 26, 2009
Beginning balance	$1,681	$1,673
PTI acquisition	15,543	—
Elimination of previous PTI goodwill	(1,325)	—
Other adjustments	10	6

Ending balance	$15,909	$1,679

The following table summarizes the components of other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations (in thousands):

	October 2, 2010			July 3, 2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade name	$42	$(30)	$12	$40	$(28)	$12
Customer relationships	5,368	(75)	5,293	-	-	-
Existing and core technology	9,053	(1,200)	7,853	1,856	(1,021)	835
Order backlog	365	(140)	225	-	-	-
Supplier relationship	398	(224)	174	398	(208)	190

Total amortizable purchased intangible assets	15,226	(1,669)	13,557	2,294	(1,257)	1,037

In-process research and development	3,223	-	3,223	-	-	-
SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$18,864	$(1,669)	$17,195	$2,709	$(1,257)	$1,452

The increase in intangible assets during the quarter ended October 2, 2010 is the result of obtaining control of PTI by completing the purchase of the balance of outstanding shares in PTI the Company did not own. PTI is now a wholly-owned subsidiary of the Company. Amortization expense related to finite-lived purchased intangible assets was approximately $398,000 and $82,000 for the three month periods ended October 2, 2010 and September 26, 2009, respectively.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of July 3, 2010. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships, order backlog, trade names and existing and core technology, which have remaining weighted average useful lives from three months to six years.  We expect our future amortization expense associated with the Company’s intangible assets to be:

	Months from October 2, 2010
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months
Expected amortization-PTI	$2,313	$2,089	$2,089	$2,089	$2,089	$1,915
Expected amortization-PTL	191	191	191	16	-	-
Expected amortization-SaRonix	117	117	94	-	-	-
Expected amortization-eCERA	30	27	-	-	-	-
	$2,651	$2,424	$2,374	$2,105	$2,089	$1,915

3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share attributable to Pericom shareholders for the three month periods ended October 2, 2010 and September 26, 2009 are computed as follows:

	Three Months Ended
	October 2,	September 26,
(in thousands, except per share data)	2010	2009

Net income attributable to Pericom shareholders	$9,510	$1,335
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	24,890	25,509

Basic earnings per share attributable to Pericom shareholders	$0.38	$0.05

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	24,890	25,509
Dilutive shares using the treasury stock method	373	169
Shares used in computing diluted earnings per share	25,263	25,678
Diluted earnings per share attributable to Pericom shareholders	$0.38	$0.05

Options to purchase 2,405,000 and 2,908,000 shares of common stock, and restricted stock units of 113,000 and 89,000 were outstanding as of October 2, 2010 and September 26, 2009 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	October 2,	July 3,
(in thousands)	2010	2010

Raw materials	$15,461	$9,037
Work in process	4,971	6,793
Finished goods	10,583	7,601
	$31,015	$23,431

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of October 2, 2010, the Company had reserved for $3.3 million of inventory as compared to $3.4 million at July 3, 2010.  The Company attributes this reduction of approximately $143,000 in obsolete inventory between October 2, 2010 and July 3, 2010 to sales of previously reserved inventory and physically scrapping products previously reserved, partially offset by additional inventory reserves.

5.  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of:

	October 2,	July 3,
(in thousands)	2010	2010

Accrued compensation	$5,227	$5,632
Acquisition-related liabilities	5,648	-
Contingent earnout liability	4,160	-
Accrued construction liabilities	3,786	1,960
Income tax payable	1,039	1,357
Accrued commissions	716	639
Other accrued expenses	1,601	1,193
	$22,177	$10,781

The acquisition-related liabilities consist of approximately $90,000 of acquisition expenses with the balance being unpaid purchase consideration consisting of $3.0 million in an escrow fund in respect of certain indemnity obligations, $750,000 in a purchase price adjustment fund related to working capital, and $1.8 million of purchase consideration, with approximately $0.7 million to be paid in the quarter ending January 1, 2011 and approximately $1.1 million to be paid in the quarter ending October 1, 2011.

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.6 million, of which acquisition-related liabilities of $5.6 million remain outstanding.  Up to an additional approximately $6 million in earn-out consideration and bonus payments is also payable by the Company pursuant to the Merger Agreement upon achievement of gross profit milestones during fiscal year 2011.  Portions of the merger consideration are being held in an escrow fund in respect of the PTI shareholders’ indemnity obligations owed to Pericom and in a fund relating to a potential working capital adjustment.

Fair Value of Consideration Transferred (in thousands):
Cash consideration	$30,570
Fair value of contingent earn-out consideration	4,087
Fair value of previously held interest in PTI	23,672

Total	$58,329

Immediately prior to the acquisition, remeasurement of our interest in PTI led to a gain of $11 million, which amount is recorded in interest and other income in the condensed consolidated statement of operations. This fair value measurement was based on the per share consideration paid in the transaction, including the fair value of the earn-out, applied to the number of shares held by the Company immediately prior to closing.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, a liability was recognized for the estimated acquisition date fair value of the contingent consideration based on the probability of the achievement of PTI’s gross profit target.  Any change in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the gross profit expected to be achieved, will be recognized in earnings in the period as estimated fair value changes. The fair value estimate assumes that the probability-weighted gross profit is achieved over the earn-out period.  If actual achievement of PTI gross profit is at 100% of the threshold, the PTI stockholders will receive the maximum consideration of $4,774,000. If the amount of PTI gross profit is equal to or greater than $8,718,000, the PTI stockholders will receive an earn-out consideration of at least $2,387,000. A change in the fair value of the contingent earn-out consideration could have a material impact on the Company’s statement of operations and financial position in the period of the change in estimate.

The estimated initial earn-out liability was based on the Company’s probability assessment of PTI’s gross profit achievements during the earn-out period, which is from July 4, 2010 to July 3, 2011. In developing these estimates, the Company considered the revenue and gross profit projections of PTI management, PTI’s historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue and gross profit inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

Preliminary Allocation of Consideration Transferred

The acquisition was accounted for as a business combination under ASC 805. The estimated total preliminary purchase price of $58.3 million was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets	$26,665
Amortizable intangible assets:
Existing and core technology	7,165
Customer relationships	5,368
Backlog	365
Indefinite-lived intangible asset:
In-process research and development	3,223
Goodwill	15,543
Total	$58,329

As of the date of acquisition, inventories are required to be measured at fair value. The preliminary fair value of inventory of $3.4 million was based on assumptions applied to the PTI acquired inventory balance. In estimating the fair value of finished goods and work-in-progress inventory, the Company made assumptions about the selling prices and selling cost associated with the inventory. The Company assumed that estimated selling prices would yield gross margins consistent with actual margins earned by PTI during the second half of fiscal year 2010. The Company assumed that selling cost as a percentage of revenue would be consistent with actual rates experienced by PTI during the second half of fiscal year 2010.

The fair value of the acquired land and buildings in Shanghai, China was estimated based on the recent real estate transactions of comparable properties in the same geographic area.  The acquired land and buildings are being depreciated over estimated useful lives of 15 to 48 years.

Existing and core technology consisted of products which have reached technological feasibility and relate to the PTI products. The value of the developed technology was determined by discounting estimated net future cash flows of these products. The Company is amortizing the existing and core technology on a straight-line basis over an estimated life of 6 years.

Customer relationships relate to the Company’s ability to sell existing and future versions of products to existing PTI customers. The fair value of the customer relationships was determined by discounting estimated net future cash flows from the customer contracts. The Company is amortizing customer relationships on a straight-line basis over an estimated life of 6 years.

The backlog fair value relates to the estimated selling cost to generate backlog at August 31, 2010. The fair value of backlog at closing is being amortized over an estimated life of 3 months.

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. Development of the PTI products is currently estimated to be approximately 20% complete and expected to be completed in the fourth quarter of fiscal year 2011. Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur from fiscal year 2011 through fiscal year 2013. The estimated incremental cost to complete the product technology is approximately $2.2 million.

The deferred tax liability of $3.0 million associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The amount of revenue included in the Company’s condensed consolidated statement of operations from the PTI acquisition date of August 31, 2010 to October 2, 2010, was approximately $1.8 million, with a net loss of $22,000.

Pro Forma Data for the PTI Acquisition

The following table presents the unaudited pro forma results of the Company as though the PTI acquisition described above occurred at the beginning of the periods indicated. The data below includes the historical results of the Company and each of these acquisitions on a standalone basis through the closing date of acquisition.  The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

	(Unaudited)
	Three months ended
	October 2, 2010	September 26, 2009
	(in thousands)
Revenue	$46,941	$36,533
Net income	8,675	8,267
Net income per share—basic	0.35	0.32
Net income per shar —diluted	0.34	0.32

7.  COMMITMENTS

The Company’s future minimum commitments at October 2, 2010 are as follows:

	Months from October 2, 2010
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Operating lease payments	$1,404	$1,266	$1,277	$385	$-	$4,332
Yangzhou capital injection	7,000	8,000	-	-	-	15,000
Capital equipment purchase commitments	1,236	997	-	-	-	2,233
Total	$9,640	$10,263	$1,277	$385	$-	$21,565

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of October 2, 2010.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of October 2, 2010, the Company’s further commitment for the Yangzhou project is $15 million, which is included in the table above.

8.  INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	October 2,	September 26,
	2010	2009
Customer A	26%	23%
Customer B	11%	15%
Customer C	10%	10%
All others	53%	52%
	100%	100%

	Accounts Receivable
	October 2,	July 3,
	2010	2010
Customer A	28%	26%
All others	72%	74%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended October 2, 2010 and September 26, 2009:

	Net Revenues
	Three Months Ended
	October 2,	September 26,
	2010	2009
Taiwan	$21,501	$17,604
China (including Hong Kong)	12,442	8,940
United States	2,735	2,267
Other (less than 10% each)	6,097	4,141
Total net revenues	$42,775	$32,952

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of October 2, 2010 and July 3, 2010:

	October 2,	July 3,
	2010	2010
China (including Hong Kong)	$34,864	$27,883
Taiwan	18,761	17,519
United States	3,578	3,751
Other countries	1,390	1,607
Total	$58,593	$50,760

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

During the three month period ended October 2, 2010, the Company repurchased approximately 163,200 shares for an aggregate cost of approximately $1.4 million. During the three month period ended September 26, 2009, the Company did not repurchase any shares of common stock.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of October 2, 2010, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At October 2, 2010 the Company had four stock option plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

Under the four stock option plans, the Company has reserved an aggregate of 7.0 million shares of common stock as of October 2, 2010 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock option plans during the three months ended October 2, 2010 was estimated at the date of grant using the following weighted average assumptions:

Three
Months Ended
October 2,
2010
Expected Life	5.5 years
Risk-free interest rate	2.46%
Volatility	54%
Dividend Yield	-

The weighted average fair value of options granted during the three months ended October 2, 2010 was $4.35. We did not grant any stock options during the three months ended September 26, 2009.

The following table summarizes the Company’s stock option activity for the three months ended October 2, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at July 3, 2010	3,477	$11.85	5.15	$872

Granted (weighted average grant date fair value of $4.35)	154	8.55
Exercised	(5)	7.95
Cancelled or expired	(50)	20.27
Options outstanding at October 2, 2010	3,576	$11.60	5.13	$402

Options vested and expected to vest at October 2, 2010	3,465	$11.64	5.00	$393
Options exercisable at October 2, 2010	2,726	$11.80	3.99	$329

At October 2, 2010, 2.5 million shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the three months ended October 2, 2010 was approximately $8,400.

At October 2, 2010, expected future compensation expense relating to options outstanding is $3.4 million, which will be amortized to expense over a weighted average period of 2.7 years.

Additional information regarding options outstanding and exercisable as of October 2, 2010 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as Of October 2, 2010	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as Of October 2, 2010	Weighted Average Exercise Price

$4.89	$8.55	861,000	6.07	$8.10	657,000	$8.07
$8.60	$10.25	734,000	6.65	$9.62	429,000	$9.42
$10.49	$11.50	769,000	4.95	$11.08	618,000	$11.08
$11.63	$15.60	718,000	3.52	$14.32	597,000	$14.17
$15.62	$27.38	494,000	3.84	$17.49	425,000	$17.71
$4.89	$27.38	3,576,000	5.13	$11.60	2,726,000	$11.80

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the three months ended October 2, 2010 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 3, 2010	591	$10.18	1.66	$5,403

Awarded	97	8.72
Released	(25)	15.34
Forfeited	(6)	10.67
RSUs outstanding at October 2, 2010	657	$9.76	1.62	$5,628

RSUs expected to vest after October 2, 2010	557	$9.74	1.50	$4,775

At October 2, 2010, expected future compensation expense relating to RSUs is $4.0 million, which will be amortized to expense over a weighted average period of 2.9 years.

2000 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 3.3 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.9 million remain available at October 2, 2010 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 24-month purchase periods, with such periods to be terminated due to expiration of the 2000 plan as of October 31, 2010.  The Company divides each purchase period into eight consecutive three-month accrual periods.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day of the purchase period or the last day of the accrual period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any three-month accrual period is 1,000 shares.  During the first three months of fiscal years 2011 and 2010, the Company issued approximately 54,300 and 53,200 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.39 and $5.31, respectively.  The weighted average fair value of the awards for the first three months of fiscal 2011 and 2010 were $1.70 and $3.76 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. ASC Topic 718 states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights.  The Company bases volatility on the expected volatility of the Company’s stock during the accrual period.  The expected term is determined by the time from enrollment until purchase, and the Company uses the U.S. Treasury yield for the risk-free interest rate for the contractual period.

The following table lists the values of the assumptions the Company used to calculate stock compensation in the Stock Purchase Plan:

	Three Months Ended
	October 2,	September 26,
	2010	2009
Expected Life	3 months	13.5 months
Risk-free interest rate	0.16%	0.63%
Volatility	58%	69%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the three months ended October 2, 2010:

	Shares	Weighted Average Purchase Price
Beginning Available	1,964,173
Purchases	(54,319)	$5.39

Ending Available	1,909,854

At October 2, 2010, the Company had $36,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “2010 Plan”) was approved at the annual meeting of shareholders on December 11, 2009 as replacement for the 2000 Stock Purchase Plan which is scheduled to expire on October 30, 2010. The 2010 Plan becomes effective on the day preceding the last exercise date of the 2000 Stock Purchase Plan. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan.  The 2010 Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during 6-month purchase periods. Participants in the 2010 Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended October 2, 2010 and September 26, 2009 generated from the plans described above:

	Three Months Ended
	October 2,	Sept 26,
(In Thousands)	2010	2009
Cost of goods sold	$73	$63
Research and development	390	352
Selling, general and administrative	600	515
Pre-tax share-based compensation expense	1,063	930
Income tax impact	333	236
Net share-based compensation expense	$730	$694

Share-based compensation by type of award is as follows:

	Three Months Ended
	October 2,	Sept 26,
(In Thousands)	2010	2009
Stock options	$537	$500
Restricted stock units	401	197
Stock purchase plan	125	233
Total share-based compensation expense	$1,063	$930

The amount of share-based compensation expense in inventory at October 2, 2010 and July 3, 2010 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of October 2, 2010 was $545,000.  All of this amount would affect the corporation’s tax rate if recognized. In addition, as of October 2, 2010 the Company had accrued $38,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2004 through 2009. To the Company’s knowledge, there are currently no examinations underway.

Income Tax Expense

Income tax expense for the three months ended October 2, 2010 and September 26, 2009 was $5.4 million and $475,000, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. As of October 2, 2010, the Company has recorded a valuation allowance of $965,000 against its deferred tax assets.

12. INVESTMENTS IN AFFILIATES

Our investments in unconsolidated affiliates are comprised of the following:

	October 2,	July 3,
(in thousands)	2010	2010

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,423	$2,307
Pericom Technology, Inc.	-	10,876
Total	$2,423	$13,183

Prior to completing the PTI acquisition on August 31, 2010, the Company had a 42.04% ownership interest PTI (40.3% on a fully-diluted basis).  Pericom accounted for its investment in PTI prior to the acquisition using the equity method due to the Company’s significant influence over its operations. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For July and August 2010, and the three months ended September 26, 2009, the Company’s allocated portion of PTI’s results was income of $467,000 and $468,000, respectively. Condensed operating results of PTI were as follows:

	Two Months	Three Months
	Ended	Ended
	August 28,	September 26,
(in thousands)	2010	2009

Revenue	$4,549	$3,817
Gross profit	2,261	1,877
Operating income	1,201	852
Net income	1,105	1,096

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe and supplies SRe with blanks for its surface mount device (SMD) production lines. For the first three months of fiscal 2011 and 2010, the Company’s allocated portion of JCP’s results was income of $89,000 and $59,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

The Company recognizes noncontrolling interest as a component of equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interest is shown on the face of the condensed consolidated statement of operations.

The Company does not have any noncontrolling interest in fiscal 2011. The Company’s subsidiary SRe had a noncontrolling interest for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of SRe, and these shares were acquired by the Company in November 2009 for approximately $1.2 million.

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. Changes in equity including comprehensive income for the three months ended September 26, 2009 and October 3, 2010 are as follows:

(In Thousands)	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance June 27, 2009	$212,208	$1,233	$213,441
Net income	1,335	22	1,357
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	469	-	469
Translation gain (loss), net	641	-	641
Total comprehensive income	2,445	22	2,467
Issuance of common stock - options and ESPP	284	-	284
Stock expense - APIC	930	-	930
Stock repurchases	-	-	0
Balance September 26, 2009	$215,867	$1,255	$217,122

Balance July 3, 2010	$221,906	$-	$221,906
Net income	9,510	-	9,510
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	311	-	311
Translation gain (loss), net	1,614	-	1,614
Total comprehensive income	11,435	-	11,435
Issuance of common stock - options and ESPP	329	-	329
Stock expense - APIC	1,063	-	1,063
Stock repurchases	(1,409)	-	(1,409)
Balance October 3, 2010	$233,324	$-	$233,324

As of October 2, 2010, accumulated other comprehensive income consists of $1.1 million of unrealized gains net of tax and $2.9 million of accumulated currency translation gains.

14.  SHORT-TERM DEBT

During the quarter ended October 2, 2010, the Company’s subsidiary SRe made short-term borrowings under its credit facilities totaling approximately $6.3 million. The loans are denominated in New Taiwan Dollars and Japanese Yen and carry variable rates of interest currently ranging from 1.15% to 1.33% per annum. The loans have maturities ranging from 90 to 365 days.

15. INVESTMENTS IN MARKETABLE SECURITIES

 The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company recognizes unrealized gains and losses in its trading securities in other income in the consolidated statements of operations in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At October 2, 2010 a summary of our investments by major security type is as follows:

	As of October 2, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$8,434	$-	$-	$-	$8,434
National government and agency securities	7,762	140	(2)	138	7,900
State and municipal bond obligations	3,260	59	-	59	3,319
Corporate bonds and notes	46,104	1,451	(13)	1,438	47,542
Asset backed securities	9,504	58	(19)	39	9,543
Mortgage backed securities	8,476	106	(73)	33	8,509
Total	$83,540	$1,814	$(107)	$1,707	$85,247

At July 3, 2010 a summary of our investments by major security type is as follows:

	As of July 3, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$204	$6	$-	$6	$210
National government and agency securities	14,832	178	(3)	175	15,007
State and municipal bond obligations	8,029	80	-	80	8,109
Corporate bonds and notes	44,595	1,094	(76)	1,018	45,613
Asset backed securities	11,670	35	(30)	5	11,675
Mortgage backed securities	8,848	62	(93)	(31)	8,818
Total	$88,178	$1,455	$(202)	$1,253	$89,431

The above investments are included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 2, 2010 and July 3, 2010:

	Continuous Unrealized Losses at October 2, 2010
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	$164	$2	$-	$-	$164	$2
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	4,085	13	-	-	4,085	13
Asset backed securities	2,646	19	-	-	2,646	19
Mortgage backed securities	382	-	476	73	858	73
	$7,277	$34	$476	$73	$7,753	$107

	Continuous Unrealized Losses at July 3, 2010
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	574	3	-	-	574	3
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	9,279	76	-	-	9,279	76
Asset backed securities	4,959	29	472	1	5,431	30
Mortgage backed securities	2,090	2	497	91	2,587	93
	$16,902	$110	$969	$92	$17,871	$202

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended October 2, 2010 and September 26, 2009, proceeds from sales and maturities of available-for-sale securities were $67.2 million and $27.6 million, respectively, and realized gains were $604,000 and $946,000, respectively. Securities sales were higher than normal for the three months ended October 2, 2010 both to raise cash for the PTI share acquisition and to reposition the portfolio for changing market conditions and opportunities.

There was no further activity for the three months ended October 2, 2010 related to the pretax available-for-sale credit loss of $414,000 reflected within retained earnings for securities still held at October 2, 2010.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of October 2, 2010. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2059.

(in thousands)	October 2, 2010
Contractual Maturities
Less than 12 months	$13,797
One to three years	27,011
Over three years	27,464
Multiple dates	16,975
Total	$85,247

16. FAIR VALUE MEASUREMENTS

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  All of our investments are classified as Level 2 at October 2, 2010. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

The Company had no transfers into or out of Level 2 during the three months ended October 2, 2010.

As described in Note 6, the Company’s estimate of the earn-out liability in the PTI acquisition represented a Level 3 measurement.   Any change in the fair value of the earn-out liability subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes.   The change in fair value of the earn-out liability of $73,000 during the quarter ended October 2, 2010 was as a result of change in the time value of money, and was recognized as interest expense in the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the earn-out liability for the quarter ended October 2, 2010 and September 26, 2009:

	October 2, 2010	September 26, 2009
Beginning balance	$—	$—
Acquisition date fair value measurement of earn-out liability	4,087	—
Adjustment to fair value measurement	73	—

Ending balance	$4,160	$—

The Company’s investment in debt securities includes time deposits, government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at October 2, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at October 2, 2010.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s sales to Taiwan and China, plans to remediate the material weaknesses in our internal control over financial reporting, the Company’s total investment in the Jinan Hi-Tech Industries Development Zone and the Yangzhou Economic and Technology Development Zone, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our research and development and selling, general and administrative expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	October 2,	September 26,
	2010	2009

Net revenues	100.0%	100.0%
Cost of revenues	66.0%	68.0%
Gross profit	34.0%	32.0%
Operating expenses:
Research and development	10.3%	12.3%
Selling, general and administrative	18.1%	20.7%
Total	28.4%	33.0%
Income (loss) from operations	5.6%	(1.0)%
Interest and other income	27.9%	5.0%
Income before income taxes	33.5%	4.0%
Income tax expense	12.6%	1.5%
Income from consolidated companies	20.9%	2.5%
Equity in net income of unconsolidated affiliates	1.3%	1.6%
Net income	22.2%	4.1%
Net income attributable to the noncontrolling interests	-	-
Net income attributable to Pericom shareholders	22.2%	4.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Net revenues	$42,775	$32,952	29.8%
% of net sales accounted for by top 5 direct customers (1)	55.4%	56.0%

Number of direct customers that each account for more than 10% of net sales	3	3

% of net sales accounted for by top 5 end customers (2)	28.9%	34.4%

Number of end customers that each account for more than 10% of net sales	1	1

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenue increased $9.8 million or 29.8% in the first quarter of fiscal 2011 versus the first quarter of fiscal 2010. This significant increase is primarily the result of improving business conditions since the quarter ended September 26, 2009, which was our low point of quarterly sales during the 2009 global recession. Net revenue for IC and FCP products in the first quarter of fiscal 2011 versus the first quarter of fiscal 2010 reflected:

•	a $6.3 million increase in sales of IC products to $27.4 million, for a 29.8% sales increase,
•	an increase of $1.7 million or 14.8% in sales of our FCP products to $13.6 million, and
•	an addition of $1.8 million in sales at PTI after close of the acquisition.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended October 2, 2010 and September 26, 2009:

	Three Months Ended
	October 2, 2010	September 26, 2009
Taiwan	50%	54%
China (including Hong Kong)	29%	27%
United States	7%	7%
Other (less than 10% each)	14%	12%

Total	100%	100%

For the three months ended October 2, 2010 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan decreased modestly in favor of China as a result of continued demand for technological devices and an increasing concentration of contract manufacturing there. We expect our future sales to continue to grow, as a percentage of net revenues, in both Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to continue a modest decline.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Net revenues	$42,775	$32,952	29.8%
Gross profit	14,535	10,536	38.0%
Gross profit as a percentage of net revenues (gross margin)	34.0%	32.0%

The increase in gross profit in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 of $4.0 million is the result of:

•	A 29.8% increase in sales, which led to $3.3 million of increased gross profit, and

•	A gross margin increase from 32% to 34%, resulting in a $660,000 improvement in gross profit.

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

During the three months ended October 2, 2010 and September 26, 2009, gross profit and gross margin benefited as a result of the sale of inventory of $19,000 and $63,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Net revenues	$42,775	$32,952	29.8%
Research and development	4,397	4,046	8.7%

R&D as a percentage of net revenues	10.3%	12.3%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $351,000 expense increase for the three month period ended October 2, 2010 as compared to the same period of the prior year is primarily attributable to $434,000 of increased expenditures for employee wages and benefits, partially offset by a $69,000 reduction in expenditures for outside consulting and legal services. $272,000 of the expense increase is the result of consolidating PTI after August 31, 2010.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Net revenues	$42,775	$32,952	29.8%
Selling, general and administrative	7,742	6,828	13.4%

SG&A as a percentage of net revenues	18.1%	20.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of $914,000 for the three month period ended October 2, 2010 as compared to the same period of the prior year is attributable primarily to increased expenditures of $703,000 for wages and benefits including share-based compensation, increased sales commissions of $163,000, increased travel and entertainment expenses of $137,000, increased depreciation and amortization of $172,000 primarily related to the PTI acquisition, and $468,000 for various other department expenses, partially offset by decreased expenditures of $770,000 for legal and accounting fees related to the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing.

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

Interest and Other Income

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Interest income	$1,205	$1,746	-31.0%
Gain on previously held interest in PTI	11,004	-
Other income (expense)	(52)	15
Exchange gain (loss)	(221)	(118)
Interest and other income	$11,936	$1,643

Interest and other income for the three month period ended October 2, 2010 increased $10.3 million as compared with the same period of the prior year due primarily to the gain recorded on the Company’s previously held interest in PTI. Interest income also includes any realized gains on sales of short-term investments. The 31% decrease in interest income for the three month period ended October 2, 2010 was primarily the result of $604,000 of realized gains on sales of short-term investments this year as compared with realized gains of $946,000 in the prior year, as well as somewhat lower rates of interest on invested balances in the current fiscal year.

Income Tax Expense

	Three Months Ended
	October 2,	September 26,	%
(In thousands)	2010	2009	Change

Pre-tax income	$14,332	$1,305	998.2%
Income tax expense	5,378	475	1032.2%

Effective tax rate	37.5%	36.4%

The increase in income tax expense for the three months ended October 2, 2010 over the same period of the prior year is due to the significant increase in income before income taxes resulting from improved operating performance on increased sales and deferred taxes on the one-time gain on the Company’s previously held interest in PTI. The effective tax rates for the three month periods ended October 2, 2010 and September 26, 2009 were 37.5% and 36.4%, respectively, with the slightly increased tax rate in the current period due to earnings mix between tax jurisdictions.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended
	October 2,	September 26,
(In thousands)	2010	2009	Change

Equity in net income of JCP	$89	$59	$30
Equity in net income of PTI	467	468	(1)
Total	$556	$527	$29

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong prior to the acquisition of the rest of PTI at the end of August 2010. Our allocated portion of PTI’s results was income of $467,000 for July and August 2010 as compared with income of $468,000 for the three month period ended September 26, 2009.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three month period ended October 2, 2010, the Company’s allocated portion of JCP’s results was income of $89,000 as compared with income of $59,000 for the three month period ended September 26, 2009.

Liquidity and Capital Resources

As of October 2, 2010, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $113.2 million as compared with $118.9 million on July 3, 2010.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At October 2, 2010, unrealized gains on marketable securities net of taxes were $1,113,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at October 2, 2010 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at October 2, 2010.

As of October 2, 2010, $27.9 million was classified as cash and cash equivalents compared with $29.5 million as of July 3, 2010.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the three month period ended October 2, 2010, the Company spent approximately $5.4 million on property and equipment compared to $2.9 million for the three month period ended September 26, 2009.  The Company generated approximately $1.2 million of interest income for the three month period ended October 2, 2010, as compared with $1.6 million of interest income for the three month period ended September 26, 2009. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $1.3 million for the three months ended October 2, 2010 was primarily the result of net income of $9.5 million, non-cash expenses of $2.2 million in depreciation and amortization, $1.1 million of share-based compensation expense and $3.9 million of deferred taxes, partially offset by an $11.0 million gain on previously held shares of PTI, a $604,000 gain on sale of investments in marketable securities and $557,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $1.9 million in prepaid expenses and other current assets, and an increase of $2.3 million in long-term liabilities.. Such contributions were partially offset by increases of $3.9 million in inventory and $344,000 in other assets, and decreases of $2.8 million in accounts payable and $506,000 in other current liabilities. The increased inventory was a result of the PTI acquisition, which contributed approximately $1.3 million of the increase, and lower than expected first quarter shipments which contributed approximately $2.6 million. The Company’s net cash provided by operating activities was $3.7 million in the three months ended September 26, 2009.

Generally, as sales levels rise, the Company expects accounts receivable and accounts payable, and to a lesser extent inventories, to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

The Company’s cash used in investing activities of $8.5 million for the three months ended October 2, 2010 was due to the use of $15.6 million for the acquisition of PTI net of cash acquired, additions to property and equipment of approximately $5.4 million and a $3.8 million increase in restricted cash balances, partially offset by sales and maturities of short term investments exceeding purchases of short-term investments by approximately $16.4 million. The Company’s cash provided by investing activities was $2.1 million for the three months ended September 26, 2009.

The Company’s cash provided by financing activities for the three months ended October 2, 2010 of $5.1 million was primarily the result of $6.2 million generated from short-term bank loans and $330,000 in proceeds generated from the issuance of common stock in the Company’s employee stock plans, partially offset by using $1.4 million for repurchase of the Company’s common stock. The Company cash provided by financing activities was $282,000 for the three months ended September 26, 2009.

On August 31, 2010, the Company completed the acquisition of PTI for approximately $30.6 million, of which $25 million was paid out at close and $5.6 million held in escrow and certain other accounts pending satisfaction of terms and conditions in the Merger Agreement. In addition up to an additional approximately $6 million in earn-out consideration and bonus payments is also payable by the Company upon achievement of gross profit objectives during fiscal year 2011.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at October 2, 2010 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$4,332	$1,404	$2,543	$385	$-
Yangzhou capital injection commitment	15,000	7,000	8,000	-	-
Capital equipment purchase obligations	2,233	1,236	997	-	-
Total obligations	$21,565	$9,640	$11,540	$385	$-

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of October 2, 2010.

We completed the initial phase of our new FCP facility in Jinan, People’s Republic of China, during fiscal 2010 and the plant commenced operations in the quarter ended March 27, 2010. While further expansion of the plant is anticipated in the future, we have not yet begun planning for the next phase and do not anticipate significant outlays in the next twelve months.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million U.S. Dollars. As of October 2, 2010, the Company’s remaining commitment for the Yangzhou project is $15 million, which is included in the table above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, defined by Regulation S-K Item 303(a)(4).

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three months ended October 2, 2010 the majority of the Company’s revenues were from sales to distributors.

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

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous three-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy the Company’s product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 5% even though the Company is not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

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

IMPAIRMENT OF INTANGIBLE ASSETS. The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of July 3, 2010. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At October 2, 2010 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $85.2 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At October 2, 2010, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $1.1 million. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar, the Chinese Renminbi and the Japanese Yen. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of October 2, 2010 due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended July 3, 2010.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Form 10-K for the year ended July 3, 2010, our Company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of July 3, 2010:

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

As a result, we concluded that as of July 3, 2010 our internal control over financial reporting was not effective.

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

We consider the remediation of our material weaknesses in our internal control over financial reporting which we identified in the fiscal year ended July 3, 2010 a significant priority for the Company. We will continue our efforts in this regard. While we believe we have made progress, we will not be able to establish that remediation has been effective until testing is completed later in our fiscal year.

Except for the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

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

In August 2010, we completed the acquisition of outstanding PTI shares not owned by us, as described in Note 6 of Notes to Condensed Consolidated Financial Statements.  We are in the process of integrating PTI as a wholly-owned subsidiary and may experience one or more of the risks summarized above in the process of completing that integration.

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

In our annual reports on Form 10-K for the years ended July 3, 2010, June 27, 2009,  June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. The June 30, 2007 and July 2, 2005 material weaknesses  were subsequently remediated.

As reported in Item 4 of this Form 10-Q, Pericom had material weaknesses in internal control over financial reporting as of July 3, 2010, and management and our independent registered public accounting firm determined that as of July 3, 2010, our internal control over financial reporting was not effective.  As set forth in this Form 10-Q, we also determined that our disclosure controls and procedures were not effective as of October 2, 2010 due to the fact that management had not fully remediated the material weaknesses described in the prior year Form 10-K. The material weaknesses are also described in Item 4 of this report.

In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to internal control of financial reporting. Although we have renewed our efforts to maintain effective internal control of financial reporting as described in Item 4 of this report on Form 10-Q, there can be no assurance that we will succeed in remediating the material weaknesses that have been identified. There also can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences if our future internal control over financial reporting and disclosure controls and procedures are not effective.

Our finance department has undergone, and continues to undergo, significant changes.

The Company has recently undergone significant turnover of personnel in the finance department, including in significant positions. During the prior fiscal year, the Company hired a new Chief Financial Officer, Corporate Controller, Director of Internal Audit, General Accounting Manager and Cost Accounting Manager. The Company is in the process of implementing changes in its finance department, including but not limited to implementing improved processes and procedures and enhancing training in certain areas. There can be no assurance that these changes will sufficiently improve the Company's finance functions, or that the finance personnel turnover the Company has experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 109 patents covering certain aspects of our product designs and have 12 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had three direct customers that each accounted for more than 10% of net revenues during the three months ended October 2, 2010. As a percentage of net revenues, sales to our top five direct customers during the three months ended October 2, 2010 totaled 55%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the three months ended October 2, 2010 and the fiscal year ended July 3, 2010, sales to our distributors were approximately 68% and 62% of net revenues, respectively, as compared to approximately 56% of net revenues in the fiscal year ended June 27, 2009 and approximately 49% of net revenues in the fiscal year ended June 28, 2008. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

We are expanding our presence in China with manufacturing and research and development activities. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of the Chinese renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. Significant future appreciation of the renminbi could increase our component and other raw material costs as well as our labor costs, and could adversely affect our financial results. To the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could increase and could adversely affect our ability to operate our business.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political and economic risks that could seriously harm us.

In the three months ended October 2, 2010, we generated approximately 89% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The following table summarizes the stock repurchase activity during the three months ended October 2, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
July 4 - July 31, 2010	35,104	$8.96	35,104	$17,461,367
August 1 - August 28, 2010	200	9.02	200	17,459,563
August 29 - October 2, 2010	127,857	8.55	127,857	16,366,561
Total	163,161	$8.64	163,161	$16,366,561

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

Item 6.   Exhibits.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger dated as of August 8, 2010, by and among Pericom Semiconductor Corporation, PTI Acquisition Subsidiary Inc., Pericom Technology Inc., and Yuk Kin Wong in his capacity as the representative of the Securityholders, which was filed as Exhibit 2.1 to Pericom’s Form 8-K, filed on August 12, 2010 and incorporated by reference herein.  The schedules to the agreement, as set forth in the agreement, have not been filed herewith pursuant to Item 601(b)(2) of Regulation S-K.  Pericom agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

Pericom Semiconductor Corporation
(Registrant)

Date: November 9, 2010	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer