Form 10-Q
period 2011-04-02
PERICOM SEMICONDUCTOR CORP
filed 2011-05-06
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Yes     ☐     No     ☒

As of May 4, 2011 the Registrant had outstanding 25,029,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended April 2, 2011

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	April 2,	July 3,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,324	$29,495
Restricted cash	2,947	-
Short-term investments	61,997	76,454
Accounts receivable
Trade (net of allowances of $2,386 and $2,665)	25,007	25,365
Other receivables	6,011	3,940
Inventories	25,452	23,431
Prepaid expenses and other current assets	2,918	2,885
Deferred income taxes	3,184	3,119
Total current assets	150,840	164,689

Property, plant and equipment – net	60,247	50,760
Investments in unconsolidated affiliates	2,507	13,183
Deferred income taxes – non-current	3,904	3,868
Long-term investments in marketable securities	35,532	12,977
Goodwill	16,443	1,681
Intangible assets	16,359	1,452
Other assets	9,894	7,438
Total assets	$295,726	$256,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,995	$-
Accounts payable	12,518	15,585
Accrued liabilities and other	17,983	10,781
Total current liabilities	37,496	26,366

Industrial development subsidy	8,811	6,577
Deferred income taxes	6,820	-
Other long-term liabilities	1,818	1,199
Total liabilities	54,945	34,142

Commitments (Note 7)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: April 2, 2011, 24,956,000; July 3, 2010, 24,898,000	132,351	130,536
Retained earnings	101,153	89,299
Accumulated other comprehensive income	7,277	2,071
Total shareholders' equity	240,781	221,906
Total liabilities and shareholders' equity	$295,726	$256,048

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Net revenues	$39,555	$36,661	$123,001	$105,418
Cost of revenues	27,190	23,723	82,488	69,900
Gross profit	12,365	12,938	40,513	35,518
Operating expenses:
Research and development	5,238	4,251	14,695	12,633
Selling, general and administrative	7,231	6,201	21,960	19,065
Total operating expenses	12,469	10,452	36,655	31,698
Income (loss) from operations	(104)	2,486	3,858	3,820
Interest and other income	1,132	1,219	13,683	4,150
Income before income taxes	1,028	3,705	17,541	7,970
Income tax expense	514	1,260	6,338	2,737
Net income from consolidated companies	514	2,445	11,203	5,233
Equity in net income of unconsolidated affiliates	17	608	651	1,671
Net income	531	3,053	11,854	6,904
Net income attributable to noncontrolling interests	-	-	-	(28)
Net income attributable to Pericom shareholders	$531	$3,053	$11,854	$6,876
Basic income per share to Pericom shareholders	$0.02	$0.12	$0.48	$0.27
Diluted income per share to Pericom shareholders	$0.02	$0.12	$0.47	$0.27
Shares used in computing basic income per share	24,993	25,386	24,926	25,479
Shares used in computing diluted income per share	25,341	25,697	25,291	25,762

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)
	Nine Months Ended
	April 2,	March 27,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,854	$6,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,878	5,855
Share-based compensation	3,255	2,861
Tax benefit resulting from stock option transactions	715	225
Excess tax benefit resulting from stock option transactions	(101)	(32)
Gain on previously held shares in PTI	(11,004)	-
Gain on sale of investments	(1,520)	(1,988)
Write-off of property and equipment	68	-
Equity in net income of unconsolidated affiliates	(651)	(1,671)
Deferred taxes	4,091	683
Changes in assets and liabilities:
Accounts receivable	4,515	1,040
Inventories	2,604	(2,014)
Prepaid expenses and other current assets	(707)	190
Other assets	(225)	(754)
Accounts payable	(4,502)	298
Accrued liabilities and other	(3,089)	(5,659)
Other long-term liabilities	1,638	1,363
Net cash provided by operating activities	14,819	7,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,661)	(6,668)
Purchase of available-for-sale investments	(158,187)	(84,278)
Maturities and sales of available-for-sale investments	161,447	81,145
Acquisition of PTI, net of cash acquired	(17,514)	-
Cash paid for SRe noncontrolling interest acquisition	-	(1,223)
Change in restricted cash balance	(2,947)	3,200
Net cash used in investing activities	(26,862)	(7,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,043	1,488
Proceeds from short-term debt	6,446	-
Excess tax benefit resulting from stock option transactions	101	32
Mortgage financing	-	(31)
Repurchase of common stock	(2,483)	(4,251)
Net cash provided by (used in) financing activities	5,107	(2,762)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	765	492
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,171)	(2,793)
CASH AND CASH EQUIVALENTS:
Beginning of period	29,495	37,321
End of period	$23,324	$34,528

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of April 2, 2011, the results of operations for the three and nine months ended April 2, 2011 and March 27, 2010 and cash flows for the nine months ended April 2, 2011 and March 27, 2010.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 31, 2010.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and nine months ended April 2, 2011 are not necessarily indicative of the results to be expected for the entire year.  The three and nine month periods ended April 2, 2011 and March 27, 2010 each had 13 and 39 week periods, respectively.

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

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended April 2, 2011 and March 27, 2010 (in thousands):

	April 2, 2011	March 27, 2010
Beginning balance	$1,681	$1,673
PTI acquisition	15,543	—
Elimination of previous PTI goodwill	(1,325)	—
Currency translation adjustments	545	8
Ending balance	$16,443	$1,681

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations (in thousands):
	April 2, 2011			July 3, 2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade name	$44	$(35)	$9	$40	$(28)	$12
Customer relationships	5,699	(664)	5,035	-	-	-
Existing and core technology	9,406	(1,996)	7,410	1,856	(1,021)	835
Order backlog	377	(377)	-	-	-	-
Supplier relationship	398	(257)	141	398	(208)	190

Total amortizable purchased intangible assets	15,924	(3,329)	12,595	2,294	(1,257)	1,037

In-process research and development	3,349	-	3,349	-	-	-
SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$19,688	$(3,329)	$16,359	$2,709	$(1,257)	$1,452

The increase in intangible assets during the nine months ended April 2, 2011 is the result of obtaining control of Pericom Technology Inc. (“PTI”) by completing the purchase of the balance of outstanding shares in PTI the Company did not own. PTI is now a wholly-owned subsidiary of the Company. Amortization expense related to finite-lived purchased intangible assets was approximately $628,000 and $1.9 million for the three and nine month periods ended April 2, 2011 and $83,000 and $247,000 for the three and nine month periods ended March 27, 2010, respectively.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of July 3, 2010. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships, order backlog, trade names and existing and core technology, which have remaining weighted average useful lives from three months to nine years.  We expect our future amortization expense associated with the Company’s intangible assets to be:

	Months from April 2, 2011
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months
Expected amortization-PTI	$2,170	$2,170	$2,170	$2,170	$2,170	$904
Expected amortization-PTL	203	203	119	-	-	-
Expected amortization-SaRonix	117	117	37	-	-	-
Expected amortization-eCERA	32	13	-	-	-	-
	$2,522	$2,503	$2,326	$2,170	$2,170	$904

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share attributable to Pericom shareholders for the three and nine month periods ended April 2, 2011 and March 27, 2010 are computed as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(in thousands, except per share data)	2011	2010	2011	2010

Net income attributable to Pericom shareholders	$531	$3,053	$11,854	$6,876
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	24,993	25,386	24,926	25,479
Basic earnings per share attributable to Pericom shareholders	$0.02	$0.12	$0.48	$0.27
Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	24,993	25,386	24,926	25,479
Dilutive shares using the treasury stock method	348	311	365	283
Shares used in computing diluted earnings per share	25,341	25,697	25,291	25,762
Diluted earnings per share attributable to Pericom shareholders	$0.02	$0.12	$0.47	$0.27

Options to purchase 2,417,000 and 2,442,000 shares of common stock, and restricted stock units of 95 and 54,000 were outstanding during the three and nine months ended April 2, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,897,000 and 2,819,000 shares of common stock, and restricted stock units of 75,000 and 80,000 were outstanding during the three and nine months ended March 27, 2010 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	April 2,	July 3,
(in thousands)	2011	2010

Raw materials	$14,206	$9,037
Work in process	5,044	6,793
Finished goods	6,202	7,601
	$25,452	$23,431

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of April 2, 2011, the Company had reserved for $3.5 million of inventory as compared to $3.4 million at July 3, 2010.  The Company attributes this increase in inventory reserves between July 3, 2010 and April 2, 2011 to increased wafer reserves, partially offset by sales of previously reserved inventory and physically scrapping previously reserved products.

5.  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of:

	April 2,	July 3,
(in thousands)	2011	2010

Accrued compensation	$5,207	$5,632
Acquisition-related liabilities	3,541	-
Contingent earnout liability	4,568	-
Accrued construction liabilities	2,001	1,960
Income tax payable	1,053	1,357
Accrued commissions	556	639
Other accrued expenses	1,057	1,193
	$17,983	$10,781

The acquisition-related liabilities consist of approximately $2.3 million in an escrow fund in respect of certain indemnity obligations, $92,000 in a purchase price adjustment fund related to working capital, and approximately $1.1 million of purchase consideration, the latter to be paid in the quarter ending October 1, 2011.

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.6 million, of which acquisition-related liabilities of $3.5 million remain outstanding.  Up to an additional approximately $6 million in earn-out consideration and bonus payments are also payable by the Company pursuant to the Merger Agreement upon achievement of gross profit milestones during fiscal year 2011.  Portions of the merger consideration are being held in an escrow fund in respect of the PTI shareholders’ indemnity obligations owed to Pericom.

Fair Value of Consideration Transferred (in thousands):
Cash consideration	$30,570
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672
Total	$58,329

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

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, a liability was recognized for the estimated acquisition date fair value of the contingent consideration based on the probability of the achievement of PTI’s gross profit target.  Any change in the fair value of the contingent earn-out consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the gross profit expected to be achieved, will be recognized in earnings in the period as estimated fair value changes. The fair value estimate assumes that the probability-weighted gross profit is achieved over the earn-out period.  If actual achievement of PTI gross profit is at 100% of the threshold, the PTI stockholders will receive the maximum consideration of $4,774,000. If the amount of PTI gross profit is equal to or greater than $8,718,000, the PTI stockholders will receive an earn-out consideration of at least $2,387,000. As of April 2, 2011, there has been no change in the Company’s assessment that 100% of the threshold will be met. A change in the fair value of the contingent earn-out consideration could have a material impact on the Company’s statement of operations and financial position in the period of the change in estimate.

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

The backlog fair value relates to the estimated selling cost to generate backlog at August 31, 2010. The fair value of backlog at closing was amortized over an estimated life of 3 months and is fully amortized as of April 2, 2011.

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. Development of the PTI IPRD products is currently estimated to be approximately 70% complete and expected to be completed in the second quarter of fiscal year 2012. Validation, testing and further re-work may be required prior to achieving volume production which is anticipated to occur from fiscal year 2012 through fiscal year 2013. The estimated incremental cost to complete the product technology is approximately $0.7 million.

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

The amount of net revenues included in the Company’s condensed consolidated statement of operations from the PTI acquisition date of August 31, 2010 to April 2, 2011, was approximately $11.3 million.

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

	Three Months Ended		Nine Months Ended
(unaudited)	April 2,	March 27,	April 2,	March 27,
(in thousands except per share)	2011	2010	2011	2010

Revenue	$39,555	$41,008	$127,167	$117,084
Net income	1,011	2,670	7,349	13,412
Net income per share - basic	0.04	0.11	0.29	0.53
Net income per share - diluted	0.04	0.10	0.29	0.52

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$-	$(304)	$(383)	$(738)
Total revenue adjustment	$-	$(304)	$(383)	$(738)

Pro forma adjustments to net income
Depreciation and amortization	$-	$(500)	$510	$(2,286)
Earnout and compensation expense accruals	480	(453)	1,130	(1,204)
Eliminate the Company's share of PTI income	-	(521)	(468)	(1,418)
Acquisition related costs	-	-	636	(636)
Gain on previously held interest in PTI	-	-	(7,263)	8,938
Other	-	(129)	(155)	(203)
Total net income adjustments	$480	$(1,603)	$(5,610)	$3,191

7.  COMMITMENTS

The Company’s future minimum commitments at April 2, 2011 are as follows:

	Months from April 2, 2011
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Operating lease payments	$1,430	$1,315	$1,056	$26	$-	$3,827
Yangzhou capital injection	7,000	8,000	-	-	-	15,000
Short-term debt	6,995	-	-	-	-	6,995
Capital equipment purchase commitments	967	698	-	-	-	1,665
Total	$16,392	$10,013	$1,056	$26	$-	$27,487

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of April 2, 2011.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million. As of April 2, 2011, the Company’s further commitment for the Yangzhou project is $15 million, which is included in the table above.

8.  INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010
Customer A	16%	22%	20%	21%
Customer B	19%	14%	14%	14%
All others	65%	64%	66%	65%
	100%	100%	100%	100%

	Accounts Receivable
	April 2,	July 3,
	2011	2010
Customer A	19%	26%
Customer B	15%	9%
All others	66%	65%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and nine month periods ended April 2, 2011 and March 27, 2010:

	Net Revenues
	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(in thousands)	2011	2010	2011	2010

Taiwan	$18,724	$17,851	$55,829	$53,410
China (including Hong Kong)	13,712	10,130	42,311	29,381
United States	2,294	3,272	7,852	8,427
Other (less than 10% each)	4,825	5,408	17,009	14,200
Total net revenues	$39,555	$36,661	$123,001	$105,418

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of April 2, 2011 and July 3, 2010:

	April 2,	July 3,
(in thousands)	2011	2010

China (including Hong Kong)	$35,910	$27,883
Taiwan	19,651	17,519
United States	3,248	3,751
Other countries	1,438	1,607
Total	$60,247	$50,760

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

During the three and nine month periods ended April 2, 2011, the Company repurchased approximately 115,700 and 278,900 shares for an aggregate cost of approximately $1.1 and $2.5 million, respectively. During the three and nine month periods ended March 27, 2010, the Company repurchased approximately 337,600 and 440,100 shares for an aggregate cost of approximately $3.2 and $4.3 million, respectively.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of April 2, 2011, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At April 2, 2011 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 6.5 million shares of common stock as of April 2, 2011 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

 The Company may grant stock options at the fair value on the grant date for incentive stock options and nonqualified stock options.  Options vest over periods of generally 48 months as determined by the Board of Directors.  Options granted under the Plans expire 10 years from the grant date.

The Company estimates the fair value of each employee stock option on the date of grant using the Black-Scholes option valuation model and expenses that value as compensation using a straight-line method over the option’s vesting period, which corresponds to the requisite employee service period.  The Company estimates expected stock price volatility based on actual historical volatility for periods that the Company believes represent predictors of future volatility.  The Company uses historical data to estimate option exercises, expected option holding periods and option forfeitures.  The Company bases the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield corresponding to the expected life of the underlying option.

The value of the Company’s stock options granted under its stock incentive plans during the three months ended April 2, 2011 and March 27, 2010 was estimated at the date of grant using the following weighted average assumptions:

Three
Months Ended
March 27,
2010
Expected Life	5.5 years
Risk-free interest rate	2.60%
Volatility	53%
Dividend Yield	-

No options were granted during the three months ended April 2, 2011. The weighted average fair value of options granted during the three months ended March 27, 2010 was $4.86.

The following table summarizes the Company’s stock option activity for the nine months ended April 2, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Options outstanding at July 3, 2010	3,477	$11.85	5.2	$0.9

Granted (weighted average grant date fair value of $4.49)	176	8.83
Exercised	(60)	8.30
Cancelled or expired	(250)	18.29
Options outstanding at April 2, 2011	3,343	$11.28	4.9	$2.3

Options vested and expected to vest at April 2, 2011	3,266	$11.30	4.8	$2.3
Options exercisable at April 2, 2011	2,683	$11.41	4.0	$1.9

At April 2, 2011, 2.3 million shares were available for future grants under the incentive plans.  The aggregate intrinsic value of options exercised during the nine months ended April 2, 2011 was approximately $127,000.

 At April 2, 2011, expected future compensation expense relating to options outstanding is $2.7 million, which will be amortized to expense over a weighted average period of 2.4 years.

Additional information regarding options outstanding and exercisable as of April 2, 2011 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of April 2, 2011	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of April 2, 2011	Weighted Average Exercise Price

$4.89	$8.55	824,000	5.6	$8.11	650,000	$8.08
$8.60	$10.20	669,000	6.4	$9.60	418,000	$9.41
$10.25	$11.50	820,000	4.6	$11.04	709,000	$11.03
$11.63	$15.70	670,000	3.1	$14.42	584,000	$14.33
$15.73	$18.10	360,000	4.6	$16.31	322,000	$16.32

$4.89	$18.10	3,343,000	4.9	$11.28	2,683,000	$11.41

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the nine months ended April 2, 2011 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
RSUs outstanding at July 3, 2010	591	$10.18	1.7	$5.4

Awarded	117	8.88
Released	(176)	9.53
Forfeited	(9)	11.12
RSUs outstanding at April 2, 2011	523	$10.10	1.5	$5.4

RSUs expected to vest after April 2, 2011	448	$10.13	1.4	$4.6

At April 2, 2011, expected future compensation expense relating to RSUs is $3.3 million, which will be amortized to expense over a weighted average remaining recognition period of 2.5 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) became effective during the quarter and allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, all of which remain available at April 2, 2011 and which may be released at the Board of Directors’ discretion.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no ESPP purchases in the quarter ended April 2, 2011. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period.  The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During the first nine months of fiscal years 2011 and 2010, the Company issued 101,452 and 152,497 shares of common stock under this plan and the predecessor 2000 Stock Purchase Plan at weighted average prices of $5.41 and $5.32, respectively.  The weighted average fair value of the awards for the first nine months of fiscal 2011 and 2010 were $2.49 and $3.10 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation under the Stock Purchase Plan and the predecessor 2000 Stock Purchase Plan:

	Three Months Ended
	April 2,	March 27,
	2011	2010
Expected Life	6 months	6 months
Risk-free interest rate	0.16%	0.17%
Volatility	47%	52%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended April 2, 2011:

	Shares	Weighted Average Purchase Price

Beginning Available	1,964,173
Purchases	(101,452)	$5.41
Plan shares expired	(1,862,721)
New plan shares	2,000,000

Ending Available	2,000,000

At April 2, 2011, the Company had $21,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next quarter.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended April 2, 2011 and March 27, 2010 generated from the plans described above:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(In thousands)	2011	2010	2011	2010

Cost of revenues	$62	$70	$192	$198
Research and development	421	371	1,164	1,065
Selling, general and administrative	708	557	1,899	1,598
Pre-tax share-based compensation expense	1,191	998	3,255	2,861
Income tax impact	398	299	1,066	798
Net share-based compensation expense	$793	$699	$2,189	$2,063

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(In thousands)	2011	2010	2011	2010

Stock options	$553	$587	$1,606	$1,616
Restricted stock units	571	293	1,402	734
Stock purchase plan	67	118	247	511
Total share-based compensation expense	$1,191	$998	$3,255	$2,861

The amount of share-based compensation expense in inventory at April 2, 2011 and July 3, 2010 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of April 2, 2011 was $545,000.  All of this amount would affect the corporation’s tax rate if recognized. In addition, as of April 2, 2011 the Company had accrued $56,000 for any interest and penalties related to unrecognized tax benefits.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2004 through 2010. To the Company’s knowledge, there are currently no examinations underway.

 Income Tax Expense

Income tax expense for the nine months ended April 2, 2011 and March 27, 2010 was $6.3 million and $2.7 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. As of April 2, 2011, the Company has recorded a valuation allowance of $965,000 against its deferred tax assets.

12. INVESTMENTS IN AFFILIATES

Our investments in unconsolidated affiliates are comprised of the following:

	April 2,	July 3,
(in thousands)	2011	2010

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,507	$2,307
Pericom Technology, Inc.	-	10,876
Total	$2,507	$13,183

Prior to completing the PTI acquisition on August 31, 2010, the Company had a 42.04% ownership interest PTI (40.3% on a fully-diluted basis).  Pericom accounted for its investment in PTI prior to the acquisition using the equity method due to the Company’s significant influence over its operations. PTI was incorporated in 1994 and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in the People’s Republic of China. For July and August 2010, and the nine months ended March 27, 2010, the Company’s allocated portion of PTI’s results was income of $467,000 and $1.4 million, respectively. Condensed operating results of PTI prior to the acquisition were as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(in thousands)	2011	2010	2011 (1)	2010

Revenue	$-	$4,651	$4,549	$12,404
Gross profit	-	2,321	2,261	6,182
Operating income	-	1,240	1,201	2,983
Net income	-	1,220	1,105	3,317

(1) Reflects operating results for the two months prior to acquisition on August 31, 2010.

SRe has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe and supplies SRe with blanks for its surface mount device (SMD) production lines. For the first nine months of fiscal 2011 and 2010, the Company’s allocated portion of JCP’s results was income of $184,000 and $253,000, respectively.

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

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. Changes in equity including comprehensive income for the nine months ended March 27, 2010 and April 2, 2011 are as follows:

(In thousands)	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance June 27, 2009	$212,208	$1,233	$213,441
Net income	6,876	28	6,904
Other comprehensive income
Unrealized gain on securities available for sale, net	106	-	106
Translation gain	1,390	-	1,390
Total comprehensive income	8,372	28	8,400
Issuance of common stock - options and ESPP	1,488	-	1,488
Share-based compensation - APIC	2,861	-	2,861
Stock repurchases	(4,252)	-	(4,252)
Cash paid for noncontrolling interest	38	(1,261)	(1,223)
Balance March 27, 2010	$220,715	$-	$220,715

Balance July 3, 2010	$221,906	$-	$221,906
Net income	11,854	-	11,854
Other comprehensive income
Unrealized loss on securities available for sale, net	(630)	-	(630)
Translation gain	5,836	-	5,836
Total comprehensive income	17,060	-	17,060
Issuance of common stock - options and ESPP	1,043	-	1,043
Share-based compensation - APIC	3,255	-	3,255
Stock repurchases	(2,483)	-	(2,483)
Balance April 2, 2011	$240,781	$-	$240,781

As of April 2, 2011, accumulated other comprehensive income consists of $173,000 of unrealized gains net of tax and $7.1 million of accumulated currency translation gains.

14.  SHORT-TERM DEBT

As of April 2, 2011, the Company’s subsidiary SRe has made short-term borrowings under its credit facilities totaling approximately $7.0 million. The loans are denominated in New Taiwan Dollars, U.S. Dollars and Japanese Yen and carry variable rates of interest currently ranging from 0.84% to 1.35% per annum. The loans have maturities ranging from 51 to 234 days.

15. INVESTMENTS IN MARKETABLE SECURITIES

 The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At April 2, 2011 a summary of our investments by major security type is as follows:

	As of April 2, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$11,584	$-	$-	$-	$11,584
National government and agency securities	8,844	120	(15)	105	8,949
State and municipal bond obligations	3,467	31	-	31	3,498
Corporate bonds and notes	55,900	371	(173)	198	56,098
Asset-backed securities	8,030	24	(52)	(28)	8,002
Mortgage-backed securities	9,456	32	(90)	(58)	9,398
Total	$97,281	$578	$(330)	$248	$97,529

At July 3, 2010 a summary of our investments by major security type is as follows:

	As of July 3, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$204	$6	$-	$6	$210
National government and agency securities	14,832	178	(3)	175	15,007
State and municipal bond obligations	8,029	80	-	80	8,109
Corporate bonds and notes	44,595	1,094	(76)	1,018	45,613
Asset-backed securities	11,670	35	(30)	5	11,675
Mortgage-backed securities	8,848	62	(93)	(31)	8,818
Total	$88,178	$1,455	$(202)	$1,253	$89,431

The above investments are included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 2, 2011 and July 3, 2010:

	Continuous Unrealized Losses at April 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

National government and agency securities	$2,306	$15	$-	$-	$2,306	$15
Corporate bonds and notes	26,429	171	251	2	26,680	173
Asset-backed securities	2,892	51	115	1	3,007	52
Mortgage-backed securities	3,668	30	369	60	4,037	90
	$35,295	$267	$735	$63	$36,030	$330

	Continuous Unrealized Losses at July 3, 2010
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

National government and agency securities	$574	$3	$-	$-	$574	$3
Corporate bonds and notes	9,279	76	-	-	9,279	76
Asset-backed securities	4,959	29	472	1	5,431	30
Mortgage-backed securities	2,090	2	497	91	2,587	93
	$16,902	$110	$969	$92	$17,871	$202

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the nine months ended April 2, 2011 and March 27, 2010, proceeds from sales and maturities of available-for-sale securities were $161.4 million and $81.1 million, respectively, and realized gains were $1.5 million and $2.0 million, respectively. Securities sales were higher than normal for the nine months ended April 2, 2011 both to raise cash for the PTI share acquisition and to reposition the portfolio for changing market conditions and opportunities.

Activity for the nine months ended April 2, 2011 related to the pretax available-for-sale credit loss component reflected within retained earnings reflects sale of the securities during the current quarter as follows:

Nine
Months ended
April 2,
(In thousands)	2011

Beginning balance of credit losses on available-for-sale securities	$414
Additional credit gain recognized for which an OTTI loss was previously recognized	(51)
Reductions for securities sold during the period	(363)
Ending balance of credit losses on available-for-sale securities	$-

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of April 2, 2011. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2059.

(in thousands)	April 2, 2011
Contractual Maturities
Less than 12 months	$14,002
One to three years	35,972
Over three years	28,304
Multiple dates	19,251
Total	$97,529

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

The adoption of this statement with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis.  Most of our investments are classified as Level 2 at April 2, 2011. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments at April 2, 2011 (1)
Time deposits	$11,584	$-	$11,584	$-
Government and agency securities	8,949	-	8,949	-
State and municipal bond obligations	3,498	-	3,498	-
Corporate bonds and notes	56,098	-	56,098	-
Asset-backed securities	8,002	-	8,002	-
Mortgage-backed securities	9,398	-	9,398	-
Total	$97,529	$-	$97,529	$-

The Company had no transfers into or out of Level 2 during the nine months ended April 2, 2011.

The Company’s investment in debt securities includes time deposits, government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at April 2, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at April 2, 2011.

As described in Note 6, the Company’s estimate of the earn-out liability in the PTI acquisition represents a Level 3 measurement.   Any change in the fair value of the earn-out liability subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period the estimated fair value changes.   The change in fair value of the earn-out liability of $481,000 during the nine months ended April 2, 2011 was as a result of change in the time value of money, and was recognized as interest expense in the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the earn-out liability for the nine months ended April 2, 2011:

(in thousands)	April 2, 2011
Beginning balance	$—
Acquisition date fair value measurement of earn-out liability	4,087
Adjustment to fair value measurement	481

Ending balance	$4,568

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding the Company’s sales to Taiwan and China, plans to remediate the material weaknesses in our internal control over financial reporting, the Company’s total investment in the Yangzhou Economic and Technology Development Zone, the effect on supply chain and our operations of the 2011 Japan earthquake and tsunami, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; the Company’s tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; the Company’s exposure to interest rate risk; expectations regarding our research and development and selling, general and administrative expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.7%	64.7%	67.1%	66.3%
Gross profit	31.3%	35.3%	32.9%	33.7%
Operating expenses:
Research and development	13.3%	11.6%	11.9%	12.0%
Selling, general and administrative	18.3%	16.9%	17.9%	18.1%
Total	31.6%	28.5%	29.8%	30.1%
Income (loss) from operations	(0.3)%	6.8%	3.1%	3.6%
Interest and other income	2.9%	3.3%	11.1%	3.9%
Income before income taxes	2.6%	10.1%	14.2%	7.6%
Income tax expense	1.3%	3.4%	5.1%	2.6%
Net income	1.3%	6.7%	9.1%	5.0%
Equity in net income of unconsolidated affiliates	0.0%	1.7%	0.5%	1.5%
Net income attributable to Pericom shareholders	1.3%	8.4%	9.6%	6.5%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	April 2,	March 27,	%	April 2,	March 27,	%
	2011	2010	Change	2011	2010	Change

Net revenues	$39,555	$36,661	7.9%	$123,001	$105,418	16.7%
% of net sales accounted for by top 5 direct customers (1)	52.3%	54.7%		51.5%	54.5%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	30.0%	30.3%		26.2%	30.7%

Number of end customers that each account for more than 10% of net sales	0	1		0	1

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

Net revenues consist of product sales, which are recognized upon shipment, less an estimate for returns and allowances. Net revenues increased by $2.9 million or 7.9% in the third quarter of fiscal 2011 versus the third quarter of fiscal 2010. This increase is the result of completing the acquisition of Pericom Technology Inc. (“PTI”) in August 2010, which added revenues of $4.2 million. Exclusive of PTI, net revenue for IC and FCP products in the third quarter of fiscal 2011 versus the third quarter of fiscal 2010 reflected:

•	a decrease of $852,000 or 3.7% in sales of IC products to $22.1 million, and
•	a decrease of $440,000 or 3.2% in sales of our FCP products to $13.3 million.

Net revenue increased $17.6 million or 16.7% in the first nine months of fiscal 2011 versus the first nine months of fiscal 2010. This increase reflects improving business conditions since the 2009 global recession and the acquisition of PTI. Net revenue in the first nine months of fiscal 2011 versus the first nine months of fiscal 2010 reflected:

•	an increase of $5.1 million or 7.7% in sales of IC products to $71.2 million,
•	an increase of $1.2 million or 2.9% in sales of our FCP products to $40.5 million, and
•	an addition of $11.3 million in sales attributable to PTI after close of the acquisition.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended April 2, 2011 and March 27, 2010:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010
Taiwan	47%	49%	45%	51%
China (including Hong Kong)	35%	28%	34%	28%
United States	6%	9%	6%	8%
Other (less than 10% each)	12%	14%	15%	13%

Total	100%	100%	100%	100%

For the three and nine months ended April 2, 2011 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan decreased somewhat in favor of China as a result of continued demand for technological devices and an increasing concentration of contract manufacturing in China. We expect our future sales to continue to grow, as a percentage of net revenues, in both Taiwan and China in future periods.  As the migration of assembly operations to Asia continues, we expect our net revenues from sales in North America to continue a modest decline.

In March 2011 an earthquake and tsunami occurred off the northeast coast of Japan, which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products, or equipment, or included in the end user products of our customers. While we believe our supply is relatively secure, we are closely monitoring the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated.

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Net revenues	$39,555	$36,661	7.9%	$123,001	$105,418	16.7%
Gross profit	12,365	12,938	-4.4%	40,513	35,518	14.1%
Gross profit as a percentage of net revenues (gross margin)	31.3%	35.3%		32.9%	33.7%

The decrease in gross profit in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 of $573,000 is primarily the result of:
•	a 3.5% decrease in sales, excluding sales of PTI, which led to $391,000 of decreased gross profit, and
•	a gross margin decrease from 35.3% to 30.3%, excluding margins of PTI products, resulting in a $1.8 million reduction in gross profit, partially offset by
•	the PTI acquisition, which added $1.6 million of gross profit for the quarter.

The increase in gross profit in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 of $5.0 million is primarily the result of:
•	the PTI acquisition, which added $4.2 million of gross profit for the first nine months, and
•	a 5.9% increase in sales, excluding sales of PTI, which led to $2.0 million of increased gross profit, partially offset by
•	a gross margin decrease from 33.7% to 32.6%, excluding margins of PTI products, resulting in a $1.2 million reduction in gross profit.

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

During the three and nine months ended April 2, 2011, gross profit and gross margin benefited as a result of the sale of inventory of $14,000 and $42,000 respectively, that we had previously identified as excess and written down to zero value, as compared with $51,000 and $183,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Net revenues	$39,555	$36,661	7.9%	$123,001	$105,418	16.7%
Research and development	5,238	4,251	23.2%	14,695	12,633	16.3%

R&D as a percentage of net revenues	13.2%	11.6%		11.9%	12.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $987,000 expense increase for the three month period ended April 2, 2011 as compared to the same period of the prior year is attributable in part to the acquisition of PTI, which added $704,000 of research and development expenses for the quarter, with overall increases of $647,000 in compensation expenses and $232,000 in depreciation, rent, utilities and supplies. The approximately $2.1 million expense increase for the nine month period ended April 2, 2011 as compared to the same period of the prior year is primarily attributable to the acquisition of PTI, which added approximately $1.8 million of research and development expenses for the period, with overall increases of $1.7 million in compensation expenses and $456,000 in depreciation and supplies.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Net revenues	$39,555	$36,661	7.9%	$123,001	$105,418	16.7%
Selling, general and administrative	7,231	6,201	16.6%	21,960	19,065	15.2%

SG&A as a percentage of net revenues	18.3%	16.9%		17.9%	18.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of approximately $1.0 million for the three month period ended April 2, 2011 as compared to the same period of the prior year is attributable primarily to the acquisition of PTI, which added $827,000 of selling, general and administrative expenses for the quarter, with overall increases of $382,000 in compensation expenses, $271,000 in depreciation and amortization expense, and $360,000 in other departmental expenses.  The expense increase of approximately $2.9 million for the nine month period ended April 2, 2011 as compared to the same period of the prior year is attributable in part to the acquisition of PTI, which added approximately $2.1 million of selling, general and administrative expenses for the period, with overall increases of $1.6 million in compensation expenses, $282,000 in travel and entertainment expenses, $925,000 in rent, utilities, depreciation and amortization expenses and $1.1 million for various other department expenses, partially offset by decreased expenditures of $1.0 million for legal and accounting fees, which were high in the prior year due to the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing.

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

Interest and Other Income

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Interest income	$1,128	$1,172	-3.8%	$3,366	$4,232	-20.5%
Gain on previously held interest in PTI	-	-		11,004	-
Other income (expense), net	(238)	34		(514)	34
Foreign currency exchange gain (loss)	242	13		(173)	(116)
Interest and other income	$1,132	$1,219		$13,683	$4,150

Interest and other income for the three month period ended April 2, 2011 decreased $87,000 as compared with the same period of the prior year due to modestly lower returns on short-term investments as well as the increase in fair value of the earn-out liability on the PTI acquisition of $204,000, partially offset by $242,000 of foreign currency exchange gains.  Interest and other income for the nine month period ended April 2, 2011 increased approximately $9.5 million as compared with the same period of the prior year due primarily to the $11.0 million gain recorded on the Company’s previously held interest in PTI, partially offset by somewhat lower returns on invested balances as well as the increase in fair value of the earn-out liability on the PTI acquisition of $481,000.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Pre-tax income	$1,028	$3,705	-72.3%	$17,541	$7,970	120.1%
Income tax	514	1,260	-59.2%	6,338	2,737	131.6%

Effective tax rate	50%	34%		36%	34%

The increase in the effective tax rate for the three months ended April 2, 2011 over the same period of the prior year is due to a combination of reduced current period pre-tax income coupled with the quarterly income tax accrual needed to achieve the appropriate tax accrual for the year-to-date period.

The increase in income tax expense for the nine months ended April 2, 2011 over the same period of the prior year is due to the significant increase in income before income taxes resulting from improved operating performance on increased sales and deferred taxes on the one-time gain on the Company’s previously held interest in PTI. The effective tax rates for the nine month periods ended April 2, 2011 and March 27, 2010 were comparable at 36% and 34%, respectively.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Nine Months Ended
	April 2,	March 27,	%	April 2,	March 27,	%
(In thousands)	2011	2010	Change	2011	2010	Change

Equity in net income of PTI	$-	$521	-100%	$467	$1,418	-67%
Equity in net income of JCP	17	87	-80%	184	253	-27%

Total	$17	$608	-97%	$651	$1,671	-61%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of Pericom Technology Inc. (“PTI”), a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong prior to the acquisition of the rest of PTI at the end of August 2010. Our allocated portion of PTI’s results was income of $467,000 for July and August 2010 as compared with income of $521,000 and $1.4 million for the three and nine month periods ended March 27, 2010, respectively.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of SRe, and SRe has acquired a 49% equity interest in JCP. For the three and nine month periods ended April 2, 2011, the Company’s allocated portion of JCP’s results was income of $17,000 and $184,000, respectively, as compared with income of $87,000 and $253,000 for the three and nine month periods ended March 27, 2010, respectively.

Liquidity and Capital Resources

As of April 2, 2011, the Company’s principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $120.9 million as compared with $118.9 million on July 3, 2010.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At April 2, 2011, unrealized gains on marketable securities net of taxes were $173,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at April 2, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at April 2, 2011.

As of April 2, 2011, $23.3 million was classified as cash and cash equivalents compared with $29.5 million as of July 3, 2010.  The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.  Because the Company is a fabless semiconductor manufacturer, it has lower capital equipment requirements than other semiconductor manufacturers that own wafer fabrication facilities.  For the nine month period ended April 2, 2011, the Company spent approximately $9.7 million on property and equipment compared to $6.7 million for the nine month period ended March 27, 2010.  The Company generated approximately $3.4 million of interest income for the nine month period ended April 2, 2011, as compared with $4.2 million of interest income for the nine month period ended March 27, 2010. In the longer term the Company may generate less interest income if its total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

The Company’s net cash provided by operating activities of $14.8 million for the nine months ended April 2, 2011 was primarily the result of net income of $11.9 million, non-cash expenses of $7.9 million in depreciation and amortization, $3.3 million of share-based compensation expense and $4.1 million of deferred taxes, partially offset by an $11.0 million gain on previously held shares of PTI, a $1.5 million gain on sale of investments in marketable securities and $651,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $4.5 million in accounts receivable, $2.6 million in inventory and an increase of $1.6 million in long-term liabilities. Such contributions were partially offset by increases of $707,000 in prepaid expenses and other current assets, and $225,000 in other assets, and decreases of $4.5 million in accounts payable and $3.1 million in other current liabilities. The Company’s net cash provided by operating activities was $7.3 million in the nine months ended March 27, 2010.

The Company’s cash used in investing activities of $26.9 million for the nine months ended April 2, 2011 was due to the use of $17.5 million for the acquisition of PTI net of cash acquired, additions to property and equipment of approximately $9.7 million and a $2.9 million increase in restricted cash balances, partially offset by sales and maturities of short-term investments exceeding purchases of short-term investments by approximately $3.3 million. The Company’s cash used in investing activities was $7.8 million for the nine months ended March 27, 2010.

The Company’s cash provided by financing activities for the nine months ended April 2, 2011 of $5.1 million was primarily the result of $6.4 million generated from short-term bank loans and $1.0 million in proceeds generated from the issuance of common stock in the Company’s employee stock plans, partially offset by using $2.5 million for repurchase of the Company’s common stock. The Company’s cash used in financing activities was $2.8 million for the nine months ended March 27, 2010.

On August 31, 2010, the Company completed the acquisition of PTI for approximately $30.6 million, of which $25 million was paid out at close and $5.6 million held in escrow and certain other accounts pending satisfaction of terms and conditions in the Merger Agreement. Upon satisfaction of certain of those conditions, approximately $1.9 million has been paid out since the acquisition. In addition up to an additional approximately $6 million in earn-out consideration and bonus payments is also payable by the Company upon achievement of gross profit objectives during fiscal year 2011.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at April 2, 2011 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$3,827	$1,430	$2,371	$26	$-
Yangzhou capital injection commitment	15,000	7,000	8,000	-	-
Short-term debt	6,995	6,995	-	-	-
Capital equipment purchase obligations	1,665	967	698	-	-

Total obligations	$27,487	$16,392	$11,069	$26	$-

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of April 2, 2011.

We completed the initial phase of our new FCP facility in Jinan, People’s Republic of China, during fiscal 2010 and the plant commenced operations in the quarter ended March 27, 2010. While further expansion of the plant is anticipated in the future, we have not yet begun planning for the next phase and do not anticipate significant outlays in the next twelve months.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Zone”) for the Company’s investment in the Zone, located in Jiangsu Province, People’s Republic of China. Under the R&D Agreement, the Company or its majority-owned affiliate will invest in and establish a research and development center to engage in the research and development of the IC design technologies related to “high-speed serial connectivity” and the “XO crystal oscillator” and the manufacture of relevant products.  It is expected that the Company’s total investment, over a period of two to three years, will be approximately $30 million. As of April 2, 2011, the Company’s remaining commitment for the Yangzhou project is $15 million, which is included in the table above.

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

REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three and nine months ended April 2, 2011, the majority of the Company’s revenues were from sales to distributors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 2, 2011 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $97.5 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At April 2, 2011, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $173,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of April 2, 2011 due to the fact that management had not fully remediated the material weakness described in our annual report on Form 10-K for the year ended July 3, 2010.

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

We consider the remediation of our material weaknesses in our internal control over financial reporting which we identified in the fiscal year ended July 3, 2010 a significant priority for the Company. We will continue our efforts in this regard. During the third quarter ended April, 2, 2011, we have implemented new controls and policies surrounding the preparation and review of significant period-end account  reconciliations, particularly in the area of inventory and related reserves, accounts payable and accrued liabilities, and accounts receivable reserves, to remediate the material weaknesses described in our fiscal 2010 Form 10-K.  We have added personnel with accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles for inventories and related processes to further enhance the controls in our period-end close processes.  Additionally, we have substantially completed the enhancement and re-engineering of our enterprise-wide financial application to support the timeliness and accuracy of our period-end reporting process with the assistance of a qualified third party consulting firm. While we believe we have made progress, we will not be able to conclude whether remediation has been effective until testing is completed later in our fiscal year.

Except for the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in Item 4 of Part I of this Form 10-Q, Pericom had material weaknesses in internal control over financial reporting as of July 3, 2010, and management and our independent registered public accounting firm determined that as of July 3, 2010, our internal control over financial reporting was not effective.  As set forth in this Form 10-Q, we also determined that our disclosure controls and procedures were not effective as of April 2, 2011 due to the fact that management had not fully remediated the material weaknesses described in the prior year Form 10-K. The material weaknesses are also described in Item 4 of this report.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 109 patents covering certain aspects of our product designs and have 6 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We rely on independent manufacturers who may not be able to meet our manufacturing requirements.

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  We depend upon third party foundries to produce wafers and subcontractors to manufacture IC products that meet our specifications.  We currently have third party manufacturers located in China, Taiwan, Singapore, Malaysia, India, Korea and Japan that can produce products which meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have opened up a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which adds the uncertainties involved with staffing and operating a new facility in a country where we have no previous operating experience.

In March 2011 an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products and manufacturing equipment. While we believe our supply requirements are relatively secure, we are closely monitoring the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. Such supply chain disruptions stemming from the occurrences in Japan could negatively impact our ability to procure an adequate supply to fulfill our customers’ demand for our products.

Only a small number of our semiconductor products are currently manufactured by more than one supplier.  We place our orders on a purchase order basis and do not have a long term purchase agreement with any of our existing suppliers.  In the event that a supplier was unable or unwilling to continue to manufacture our products in the required volumes, we would have to identify and qualify a substitute supplier.  Introducing new products or transferring existing products to a new third party manufacturer or process may result in unforeseen product specification and operating problems.  These problems may affect our shipments and may be costly to correct.  Silicon fabrication capacity may also change, or the costs per silicon wafer may increase.  Manufacturing-related problems may have a material adverse effect on our business.

A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time.

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two direct customers that each accounted for more than 10% of net revenues during the nine months ended April 2, 2011. As a percentage of net revenues, sales to our top five direct customers during the nine months ended April 2, 2011 totaled 52%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the nine months ended April 2, 2011 and the fiscal year ended July 3, 2010, sales to our distributors were approximately 68% and 62% of net revenues, respectively, as compared to approximately 56% of net revenues in the fiscal year ended June 27, 2009 and approximately 49% of net revenues in the fiscal year ended June 28, 2008. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the nine months ended April 2, 2011, we generated approximately 89% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent the majority of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our subsidiary, PSE Technology Corporation. If a major earthquake, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. The following table summarizes the stock repurchase activity during the three months ended April 2, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
January 2 — January 31, 2011	-	$-	-	$16,366,561
February 1 — February 28, 2011	15,695	9.73	15,695	16,213,915
March 1 — April 2, 2011	100,023	9.20	100,023	15,293,522

Total	115,718	$9.27	115,718	$15,293,522

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

Pericom Semiconductor Corporation
(Registrant)

Date: May 6, 2011	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer