Form 10-K
period 2011-07-02
PERICOM SEMICONDUCTOR CORP
filed 2011-08-30
CIK 1001426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission File Number 0-27026
Pericom Semiconductor Corporation
(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3545 North First Street
San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:   (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Yes         ☐          No       ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 31, 2010 as reported by the NASDAQ Stock Market was approximately $255,426,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 25, 2011 the Registrant had outstanding 24,474,796 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 2011, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended July 2, 2011

PART I

EXPLANATORY NOTE

As used in this Form 10-K, the term “fiscal 2011” refers to our fiscal year ended July 2, 2011, the term “fiscal 2010” refers to our fiscal year ended July 3, 2010 and the term “fiscal 2009” refers to our fiscal year ended June 27, 2009.

ITEM 1.  BUSINESS

Pericom Semiconductor Corporation (the “Company” or “Pericom” or “we”) was incorporated in June 1990 in the state of California. We design, develop and market high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today's advanced electronic systems.  Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems.  Our FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products.  Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

On August 31, 2010, the Company completed the acquisition and obtained control of Pericom Technology, Inc. (“PTI”) for cash consideration of $30.5 million plus up to an additional approximately $6 million in earn-out and bonus payments upon achievement of certain gross profit milestones.  Prior to the acquisition, the Company held a 42.04% interest in PTI. Additional information on the acquisition is included in Note 6 of Notes to Consolidated Financial Statements in this report.

We operate in one segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 22 of Notes to Consolidated Financial Statements in this report.

INDUSTRY BACKGROUND – OVERVIEW

Electronic systems and subsystems create the fabric that increasingly supports everyday modern life as evidenced by the continued growth of the computer, mobile communications, networking and consumer electronics markets.  Systems characterized by ever-improving performance, flexibility, reliability and multi-functionality, as well as decreasing size, weight and power consumption have driven the growth of these markets.  IC advancements through improvements in semiconductor technology have contributed significantly to the increased performance of, and demand for, electronic systems and to the increasing proportion of IC cost as a portion of overall system cost.  This technological progress occurs at an accelerated pace, while at the same time, the cost of electronic systems continues to decline.

Development of high-performance computer requirements for higher network performance and increased levels of connectivity among different types of electronic devices drive the demand for new and varying types of high-speed, high-performance signal conditioning, connectivity and timing products to handle the conditioning, routing, bridging and timing of digital and analog signals at high speeds with minimal loss of signal quality.  High-speed signal transfer is essential to maximize the speed and bandwidth of the microprocessor, the memory and the local or wide area network.  High signal quality is equally essential for optimal balance between high data transmission rates and reliable system operation.  Without high signal quality, transmission errors occur, resulting in retransmissions and hence lower throughput and system reliability, as bandwidth increases.  The same market pressures imposed on microprocessors also drive the market requirements for connectivity and timing products, and include higher speed, reduced power consumption, lower voltage operation, smaller size and higher levels of integration.

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

The continuing increase in electronic sophistication, as well as the penetration and proliferation of electronic products into new applications, puts new demands on frequency control devices.  This creates both technological challenges and new business opportunities for products offering faster speeds, tighter frequency tolerance, higher stability relative to temperature, smaller surface-mountable packaging and lower unit cost.

Connectivity, switching, and timing products are used to enable higher system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, wireless base-stations, cell phones and digital TVs.  We pioneer technology in each of these areas as demonstrated in the development and implementation of our wide variety of serial protocol product families. An example is our PCI Express technology across our interface, switching, bridging and timing product areas.  PCI Express is a relatively new industry-standard serial protocol developed to offer higher bandwidth to and from the CPU chipset and peripherals like Ethernet, Universal Serial Bus (USB), video, and other types of connectivity devices.  Almost every market segment and end product application is adopting PCI Express as the new serial high-speed signal path.  As a serial protocol, PCI Express can offer many times the bandwidth of PCI, the industry-standard parallel protocol that preceded PCI Express.  PCI Express allows new cost-effective means to send high-speed signals across longer distances.

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second.  The problems associated with signal quality that must be addressed by the connectivity IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals.  The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation - such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference or ‘EMI’ - must be minimal.  In short, high-speed signal conditioning is essential for state-of-the-art electronic systems to function reliably and cost effectively.  Our signal conditioning technology and resulting products address these critical issues, and support the major serial high-speed protocols including Gigabit Ethernet, PCI Express, High Definition Multimedia Interface (HDMI), USB, Serial Advanced Technology Architecture (SATA), serial attached SCSI (SAS) and DisplayPort (DP). SCSI stands for Small Computer System Interface, referred to and pronounced “skuzzy”. Pericom refers to its signal conditioning products as ‘ReDrivers™’.

High frequency and high data transfer rates are critical in the reliability of systems prevalent in the major market trends of today.  Internet and high-performance network applications continue to push for more data bandwidth on system buses and across system boundaries.  Computer and networking system clock frequencies continue to increase at a very rapid rate, shortening the time available to perform data transfers.  While the data transfer rate has typically increased every few years, the continuing desire for higher system reliability with minimal system downtime creates increasing pressure to achieve lower data error rates.  These factors all increase the need for high speed, high performance connectivity and switching products.

In server applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility.  All major server OEM’s have adopted PCI Express.  PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gigabit Ethernet and SAS. In fiscal 2010, we saw the adoption of our PCIe Gen2 5Gbps ReDriver by the major server and storage OEM’s in blade server and storage platforms. In fiscal 2011, we introduced PCIe Gen3 8Gbps ReDrivers mainly for next generation server and storage platforms, and began shipping our latest family of USB3 ReDrivers, as integrated USB3 capability became a market reality.

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

Our video switch products address the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals as well as control signals, and accommodate switching of up to four video input streams with improved cross-talk, off-isolation and electrostatic discharge (ESD) protection features.  These products address the High Definition Multimedia Interface and Digital Video Interface (HDMI/DVI) and Display Port (DP) switching, signal conditioning and voltage shifting requirements for PC video/graphics and LCD monitors, as well as digital television (DTV) and other digital video applications.

OUR STRATEGY

As a supplier of high-performance IC and FCP products, we enable serial connectivity with solutions for the computing, communications and consumer market segments. With our analog, digital and mixed-signal ICs, along with FCPs, our complete solutions support the timing, switching, bridging and conditioning of high-speed signals in today’s ever-increasing speed-and-bandwidth-demanding applications.

We define our products in collaboration with industry-leading OEMs and industry enablers and our modular design methodology shortens our time to market and time to volume production.  The key elements of our strategy are:

Market Focus:

Within the computer, communications and consumer markets, we are focused on growth segments that allow multi-product penetration opportunities that align well with our technology focus.  These growth applications include notebooks and PCs, tablets, servers, storage, enterprise networks, telecommunications, digital video and TV, and mobile devices such as cell phones.

Using our development expertise, our understanding of our customer’s product evolution, and our rapid-cycle IC development, we continue to pursue new opportunities in existing and emerging markets to expand our market share as a solution provider.

Customer Focus:

Our customer strategy is to use a superior level of responsiveness and proprietary solutions with high quality to support customer needs and sell a wider range of products to our existing customers, as well as targeted new customers.  Key elements of our customer strategy include:

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

Technology Focus:

High bandwidth, high-speed serial protocols inherently present challenges in system design, such as error-free signal routing, end-point integrity and timing sensitivities.  We focus on three main technology areas: serial high-speed protocol switching, advanced silicon and quartz based timing and signal conditioning solutions.  These focus areas combine at the product level to provide a complementary and complete system level solution for high-speed serial protocol implementation.

Because of this focus, we provide a broad solution in high-speed analog switching technology.  We possess a history of ‘industry first’ product introductions, such as our dual HDMI and PCI Express signal switching solutions and our serial signal conditioning technology.  Focused product families include high-frequency Signal Switches, Packet Switches, Bridges, ReDrivers, Clock Generators/Buffers, Crystals and Oscillators.

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

For FCPs, our strategy is to further our position in high-frequency, superior-performance, low-jitter timing products by combining our crystal and silicon design capabilities. In addition, we address the growing needs of very small size surface mount crystals and crystal oscillators for the growing wireless and other portable consumer markets.  By leveraging internal proprietary IC designs in digital, analog and mixed-signal functionality, we add specialized features and optimize costs to provide advanced timing solutions for our target market segments.  Working closely with historical manufacturing partners while developing new ones, we will continue to advance proprietary process techniques and capabilities required to complement new technology products.

Manufacturing Focus:

We closely integrate our manufacturing strategy with our focus on customer needs.  Central to this strategy is our ability to support high-volume shipment requirements at a low cost.  We design products so that we may manufacture many different ICs from a single partially processed wafer.  Accordingly, we keep inventory in the form of a wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as five weeks.  This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products.  In addition, we keep some inventory in the form of die bank, which can become finished product in three weeks or less.  We have established relationships with four leading foundries, Magnachip Semiconductor, Inc. (“Magnachip”), GlobalFoundries, Inc. (“GlobalFoundries”), Taiwan Semiconductor Manufacturing Corporation (“TSMC”), and United Microelectronics Corporation (“UMC”), as well as several other suppliers.  We rely on foreign subcontractors for the assembly, testing and packaging of our finished products.  Some of these subcontractors are a single source supplier for certain packages.

For FCPs, our vertically integrated Asian design and manufacturing subsidiary, PSE Technology  Corporation (“PSE-TW”), provides a significant competitive advantage through a highly efficient design and volume crystal manufacturing process, in combination with strict quality standards and low-cost labor.  We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. We operate our own FCP factories, located in Chungli (Taiwan) and Jinan, in the Shandong Province of the People’s Republic of China (“PRC”).

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

OUR PRODUCTS

We use our expertise in high-performance digital, analog, mixed-signal silicon-based IC and quartz-based FCP designs, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions.  Within each of our IC product families, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products, or ASSPs, which are tailored to meet a specific high volume application.  Within each product family, we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds. Within our quartz based FCP product families, including crystal, crystal oscillator (XO), and VCXO (voltage controlled crystal oscillator), we have evolved our technologies to include specialized XO and hybrid capability.

In fiscal 2011, IC product revenues were $111.0 million, which includes PTI revenues after the PTI acquisition was completed on August 31, 2010. The IC revenues comprised 66.7% of the $166.3 million in total fiscal 2011 revenues, with the balance of $55.3 million attributable to FCP products. In fiscal 2010, IC product revenues were $92.3 million or 62.8% of the $146.9 million in total revenues, with the balance of $54.6 million attributable to FCP product revenues. In fiscal 2009, IC product revenues were $76.0 million or 59.1% of the $128.6 million in total revenues, with the balance of $52.6 million from FCP products.

SiliconConnect™ Family

Our SiliconConnect family offers the highest level of complexity and integration among our products.  It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, our recently-introduced PCI Express Serial Bridges and our PCI Express and USB3 ReDrivers, as well as our legacy family of low-voltage differential signaling (LVDS) high-speed differential drivers, receivers and transceivers.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family continues to gain market share within both existing and new applications across multiple market segments.  Manufacturers continue to use PCI and PCI-X for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products.  In fiscal 2011, our legacy PCI and PCI-X products continued to sell well, especially into PC-based video surveillance applications and the embedded market segment, where continued use of legacy CPU-based systems is especially prevalent.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI.  PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology.  All market segment applications have adopted or are in the process of adopting PCIe, and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, RAID and Fibre Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches. In fiscal 2009, we  introduced  our 4th generation of PCIe bridge and packet switch products that are being adopted into volume platform applications in networking, PC Peripherals, server, and embedded market segments. This product family expands upon some of the lowest power, smallest footprint PCIe switching and bridging products in the industry. In fiscal 2010, Pericom developed and sampled another generation of the PCIe bridge for volume PC applications, with special features designed to replace the PCI port on CPU chipsets.  We also developed our PCIe GEN2 small packet switch family, which will leverage our successful GEN1 product family to the higher PCIe serial speed of 5 Gb/s. In fiscal 2011, Pericom announced and customers began sampling the next generation PCI Express 3.0 (GEN 3) product families, including ReDrivers, Switches, and Timing products, all of which support the new PCIe 3.0 specification. In addition, we began shipping products in our new PCI Express ‘Serial Bridge’ family. These products help translate high speed serial protocols such as PCI Express to USB, UART and others.

LVDS:

We offer a comprehensive LVDS product portfolio of legacy products that includes drivers, receivers and transceivers with data rates of 660 megabits per second, or Mbps, and allowing point-to-point connections over distances up to 10 meters.  This legacy LVDS standard offers a number of improvements over the older emitter-coupled logic (“ECL”) and pseudo emitter-coupled logic (“PECL”) in applications requiring lower power consumption and noise.

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

ASSP Switch:

In this product segment we offer a line of application specific standard product (“ASSP”) switches for LAN, Analog Video, Digital Video such as DVI/HDMI, PCI Express and USB applications.  The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs.  The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays.  Some of our newest video switches address the HDMI™ (High-Definition Multimedia Interface) Rev. 1.3 standard.  We are also marketing our PCI Express signal switches with GEN1 (2.5Gbps) and GEN2 (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications.  We continue to expand our innovations in this area to address next generation networking, computing and media platforms. In fiscal 2011, we announced and customers began sampling 8Gb PCI Express 3.0 (GEN3) signal switches, mainly for next generation server and storage applications, as well as an ASSP switch supporting the new ‘Thunderbolt’ protocol introduced by Intel Corporation.

Analog Switches:

We offer a family of analog switches for low-voltage (1.8-volt to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity.  Our analog switches have significantly lower distortion than traditional analog switches due to our advanced complimentary metal oxide semiconductor (CMOS) switch design.  To support space-constrained applications, such as wireless handsets and global positioning system receivers, we offer 3-volt low R-on 0.4-ohm switches.  To complement this low-voltage family we also offer higher voltage (17-volt) analog switches for applications requiring higher signal range, such as instrumentation, telecommunications and industrial controls.

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

SiliconInterface™ Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface.  SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices.  Our legacy high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential. In fiscal 2011, we announced and began shipping the latest generation of 6Gbps SATA3, eSATA3 and SAS2 ReDrivers, providing options that cover all volume platform applications.

ReDrivers/Signal Conditioners:

With the adaptation of the latest generation of high-speed PCIe serial, switched architecture at 5.0 Gbps rates, and with the latest release of 8.0 Gbps speeds, systems designers are confronted with challenges associated with maintaining clean eye-pattern signal integrity at the receiver end points.  The signal attenuation loss increases in almost an exponential form as trace lengths increase in a signal path using high-speed differential signaling.  Our ReDriver family of products boost signals by combining programmable equalization and de-emphasis techniques at the transmit and receive points, respectively, on a signal path to ensure good signal integrity at the end points.

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking and notebook/docking stations.  Systems designers benefit from our ReDriver products in another way:  they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2009, we received PCISIG certification for our PCIe GEN2 (5Gbps) ReDriver products. Our PCIe GEN2 and SATA ReDrivers are designed into many customer platforms across server, storage, PC, and networking market segments.  In fiscal 2010, Pericom introduced our new USB3 ReDriver, targeted to PC, consumer, and embedded market segments. In fiscal 2011, Pericom announced and customers began sampling PCIe GEN3 8Gbps ReDrivers mainly for next generation server and storage platforms, and we began shipping our latest family of USB3 ReDrivers, as major chipset vendors began shipping with integrated USB3 capability.

1.8-Volt/3.3-Volt ULS:

Bi-directional signal translation requirements have become more prevalent because of new technology needing to function with legacy designs.  As such, level-shifting solutions have evolved into more advanced devices.  While the traditional voltage translators require direction control signals, our Universal Level Shifter (“ULS”) products address the need for voltage translation between 1.8-volts and 3.3-volts without any direction control signals.  These voltage translators are ideal for mobile, test equipment, servers and telecom applications.

1.8-Volt/2.5-Volt/3.3-Volt/5-Volt Logic:

Our 1.8-volt, 2.5-volt, 3.3-volt and 5-volt product families offer high output current with sub-2.5 nanosecond propagation delay and low power consumption.  In addition, our Lower Balanced Drive (“LBD”) family has a propagation delay of less than two nanoseconds to support high-speed processor-memory interfacing and we have optimized our Balanced Drive (“BD”) family for low-noise operation at very low voltages.  We also offer application specific logic functions that support next generation memory module applications associated with server markets such as Double Data Rate II (“DDR II”).

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including clock generators, clock fanout buffers/converters, and zero delay buffers to meet customers’ needs for their timing trees. In fiscal 2009, Pericom launched a family of clock and oscillator products specifically designed to support the rollout of PCI Express GEN2 (5.0Gb/s), SATA 3.0 (6 Gb/s), and other new high speed protocols. These new high speed protocols require extremely low jitter clock reference sources, and Pericom has technology to provide such high performance timing products. In fiscal 2010, we developed clock generators and buffers to support the new PCIe GEN3 8 Gb specification. In fiscal 2011, we introduced multiple clock generator products based on our latest HiFlexTM silicon clock technology. These new products offer multiple frequency outputs and are designed to meet the extremely low jitter requirements of the newest high speed PCI Express GEN3, SAS2, 10Gb Ethernet, and other high speed protocols. Many of these new products were also introduced in smaller package sizes and reduced power requirements to help enable Energy Star ratings for end customer platforms.

HiFlexTM Clock Family:

This newly introduced clock generator family includes high frequency and low jitter clock signals generated from fundamental crystals to provide high performance and flexible timing solutions to networking and storage systems. Performance of less than one picosecond of jitter makes these products ideal for replacing multiple XO, buffer, generators in a system and provides additional cost savings to our customers.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards.  We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment.  We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components.  For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz.  Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source.  Our 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules.  Differential zero-delay clock buffers support GEN2 PCIe as well as fully buffered dual in-line memory modules (“DIMM”).  Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies available today. In fiscal 2011, we introduced clock buffer products that support PCIe GEN3 (8Gbps) and meet extremely low jitter requirements.

Clock Generators:

Clock generators generate various output frequencies using a single input frequency source and provide critical timing signals to microprocessors, memory and peripheral functions.  Our products support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications.  For computing applications, we provide PCIe clock synthesizers for server, notebook and desktop PC applications.  For high-performance networking and storage applications, we have high-frequency clock synthesizers targeted up to 300MHz with very low jitter.  For emerging networking and consumer platforms with PCIe interface, we provide PCIe GEN2 and GEN3 compliant clock generator/buffers. For consumer applications such as digital TV and digital set-top boxes, we have developed a line of high-performance audio and video clocks.  For GPS applications, we have developed low power clock generators to supply a clock reference for processor, real-time clock and other peripheral interface circuits. We have also developed spread-spectrum clock generators used for reducing Electro Magnetic Interference (“EMI”) in graphics and video applications.

VCXO IC:

We offer a VCXO based jitter cleaner product to provide a very low jitter recovered clock signal in synchronous networking systems supporting SyncE function.

Programmable Skew Clocks:

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

PTI PRODUCTS

Microprocessor Supervisory:

The fundamental application of a Microprocessor Supervisory (“MPS”) circuit is to keep the microprocessor of a system under control. A system with a good uP Supervisory circuitry can greatly enhance the quality and reliability of the product. We focus on IC-designed uP Supervisory products for the market. Currently we provide a broad series of MPS for engineers to select for many kinds of applications including telecom, networking, hand-held devices and television.

We also provide high accuracy voltage supervisors with watchdog power-up reset and manual reset serial functions to improve system reliability.

Real Time Clock:

The fundamental application for a Real Time Clock (“RTC”) circuit is to provide calendar/clock and data storage functions, that is, application-specific integrated circuits for various systems where the RTC is used as the clock signal source and parameter storage circuit. We provide high accuracy and low power consumption RTC products for many kinds of applications such as STB, DTV, power meters and hand-held devices.

Home Appliance Controller:

We offer highly integrated mixed-signal IC products for small home appliance applications, such as single-chip temperature controller IC products for hair curlers, toaster ovens and smart electronic irons. We also offer IC products for shaver power switches and smart battery charger applications. We provide our customers with very cost effective total solutions utilizing leading-edge semiconductor products. Through joint efforts with our global customers, our home appliance IC products pass stringent regulatory standards, such as Underwriters Laboratories (UL), Electrical Fast Transient (EFT), and Conformite-Europeenne (CE).

Power Switch:

We offer a series of power switches that integrate a current-limiting circuit to protect the input power supply to fall out of regulation against large currents. Power switches are designed for turning power on/off and providing fault protection. When the output loading exceeds the current-limit threshold or a short-circuit situation is present, the devices limit the output current by switching into a constant-current mode. When switched, power dissipation increases and causes the junction temperature to rise, whereupon a thermal protection circuit turns off the switch to prevent damage. Recovery from a thermal shutdown occurs automatically once the device has cooled sufficiently.

Low Dropout Regulators:

We offer a series of low dropout (LDO) regulators, including a low dropout voltage linear regulator featuring low noise, high ripple rejection and low current consumption specifications. We provide many extremely small packages, such as 1mm by 1mm size LDO regulators to fulfill ultra-mobility applications. We also provide a multi-output power supply in one package to save printed circuit board (PCB) space and reduce the bill of materials cost.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our silicon ICs with our quartz crystals to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complimentary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications.  The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits.  These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), Serial Attached SCSI (“SAS”) and Passive Optical Network (“PON”). In fiscal 2010, we launched a family of ‘ASSP’ XO products, which support the most popular frequencies for various storage, server and networking applications, and are available ‘off the shelf’ for rapid design cycles. In fiscal 2011, we have introduced our HiFlexTM XO family that supports both CMOS and LVPECL outputs and targets for various applications such as networking, server/storage, and consumer applications. The PLL technology implemented in this family enables us to provide any frequency to our customers within one week while still providing very low jitter performance. In fiscal 2011, we have also introduced ASSP VCXO family that is similar to our ASSP XO family. This ASSP VCXO family provides the right solutions for applications such as Basestations, SONET/SDH systems and video systems. Like ASSP XO, the ASSP VCXO family also provides the “off the shelf” solutions for the tight time to market requirements of our customers.

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Echostar
Intel	Tellabs	Primary Technology
Lenovo	Polycom	Pace
Hewlett Packard	Huawei	Amtran
Wistron	Dell	LGE
Asustek	Avaya	Proview
Gigabyte	Alcatel-Lucent	Hikvision
Micro Star	Zhongxing Telecom (ZTE)	Toshiba
Samsung	Huawei-3Com
Acer	Motorola

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
Nokia-Siemens	LG Electronics	Solectron
Brocade Communications	Samsung	Celestica
Delta Networks	Even	Sanmina-SCI
Juniper	Panasonic	Flextronics
Alpha Networks	Inventec Appliance	Jabil
H3C		Inventec
Cameo Communications
TP-LINK
Askey
Freebox

Peripherals	Storage
Hewlett Packard	JMSH International Corp.
Konica-Minolta	Brocade
Lexmark	M&J Technologies
Xerox	USI
EFI	Hitachi
Western Digital

Our customers include distributors, contract manufacturers and original equipment manufacturers (“OEM”s) for computer, networking, telecommunications and consumer markets. Our direct sales include shipments to distributors, contract manufacturers, and OEMs. We consider our end-user customer to be the OEM producing the final electronics product for sale.

In fiscal 2011, direct sales to Avnet and Techmosa accounted for approximately 18% and 15% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 51% of net revenues.  No end-user customer accounted for greater than 10% of net revenues in the fiscal year ended July 2, 2011 and sales to the top five end-user customers totaled approximately 26% of net revenues.  End-user customer revenues include both direct purchases and purchases through distributor or contract manufacturer channels. We rely on the end customer data provided by our direct distribution and contract manufacturing customers for end customer sales data.

In fiscal 2010, our direct sales to Avnet and Techmosa accounted for approximately 22% and 14% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 54% of net revenues.  One end-user customer accounted for approximately 12% of net revenues in the fiscal year ended July 3, 2010.

In fiscal 2009, our direct sales to Avnet and Techmosa accounted for approximately 18% and 14% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 51% of net revenues.  One end-user customer accounted for approximately 11% of net revenues in the fiscal year ended June 27, 2009.

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

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs.  To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers' need for fast time-to-market response.  This methodology uses state-of-the-art computer-aided design software tools such as high-level description language, or HDL, logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells.  We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial ASIC libraries.  Among these cells are our proprietary mixed-voltage input/output, or I/O, cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling.  The United States Patent and Trademark Office has granted us 108 U.S. patents and we have 7 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product's specific function.  This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer's prototype needs and volume requirements.

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

For FCPs, we have a well-established design focus, methodology and execution technique.  We implement the majority of designs for oscillators and higher-functionality parts with CMOS process technologies.  However, we also pursue designs incorporating Bipolar, BiCMOS and Silicon-Germanium (SiGe) technologies, as well as utilization of complex programmable logic device (CPLD) and field-programmable gate array (FPGA) components.  Crystal components developed and marketed by all suppliers are similar.  However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and distinctive. As such, manufacturing processes, equipment and test procedures can form an important part of the design activity.  The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization.  Sales to domestic and international distributors represented 69% of our net revenues in fiscal 2011, 62% of our net revenues in fiscal 2010, and 56% of our net revenues in fiscal 2009.  Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics.  Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), RTI Holdings (Hong Kong) and Techmosa (Taiwan).

We have two regional sales offices in the United States (New England and Texas), as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom.  International sales comprised approximately 94% of our net revenues in fiscal 2011, 92% of our net revenues in fiscal 2010 and 92% of our net revenues in fiscal 2009.  For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Fiscal 2011, 2010 and 2009 – Net Revenues” in Item 7 of this Annual Report on this Form 10-K.  We also support field sales design-in and training activities with application engineers.  Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

We rely on foreign subcontractors for the assembly, testing and packaging of our finished products.  Some of these subcontractors are a single source supplier for certain packages.

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sized surface mount ceramic packages, PSE-TW has “state of the art” high volume production lines in its Taiwan facility capable of manufacturing FCPs with tight specifications to competitively support the most popular high volume target industries including telecommunications, medical, computing and security as well as other commercial sectors. In fiscal 2010 we added to our capacity by completing a new FCP factory in the Jinan Development Zone in Shandong Province, PRC.   PSE-TW is ISO9001 certified and also has TS16949 certification, which allows us access to the automotive FCP market.  To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners.  New relationships and the fiscal 2010 expansion of our capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market.  We have an operations team based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality.  After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

In order to complement our FCP manufacturing capabilities, we also have established relationships with selected companies for subcontracting some of the manufacturing. The primary ones are Yantai Dynamic in Yantai, China and Zhejiang East Crystal in Zhejiang, China.  We have an ongoing effort to establish relationships and qualify additional factories to continue cost reduction and maintain our competitive position in the FCP market.

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

Our IC competitors include Analog Devices, Cypress Semiconductor Corporation, Fairchild Semiconductor International, Hitachi, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., Motorola, On Semiconductor Corp., NXP, Parade Technologies, PLX Technology, Silicon Laboratories, Inc., STMicroelectronics, Texas Instruments, Inc. and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do.  We also compete with other major or emerging companies that sell products to certain segments of our markets.  Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.  We also face competition from the makers of ASICs and other system devices.  These devices may include interface functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron International, Inc., Connor Winfield Ltd., Fox Electronics, Ecliptek Corporation, Mtron PTI, Epson Toyocom Corporation, Kyocera Kinseki Corporation, Daishinku Corporation, Nihon Dempa Kogyo Company, Ltd, TXC Corporation, Siward Crystal Technology Co, Ltd, Taitien Electronics Co, Ltd and Hosonic Electronic Co, Ltd. A second group of competitors in China primarily pursues the lower end of the FCP market with limited technical content products.  However, they do have some sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position.  Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products.  We have IC design centers located in San Jose, California, Hong Kong, Shanghai, Yangzhou and Taiwan and we develop FCP products in San Jose, California and Taiwan.  Research and development expenses were $20.2 million in fiscal 2011, $17.2 million in fiscal 2010 and $16.7 million in fiscal 2009.  Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 108 patents covering certain aspects of our product designs, with various expiration dates through March, 2029, and we have 7 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of July 2, 2011, we had 991 full-time employees, including 118 in sales, marketing and customer support, 468 in manufacturing, assembly and testing, 191 in research and development and 214 in finance and administration, including information systems and quality assurance.  We have never had a work stoppage and no labor organization represents any of our employees.  We consider our employee relations to be good.

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

ITEM 1A.  RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock.  This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, research and development expenses, selling, general and administrative expenses, other expenses, gross profit, gross margin, order backlog or other financial items; the plans and objectives of management for future operations; the implementation of advanced process technologies; our tax rate; the adequacy of allowances for returns, price protection and other concessions; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our future investment in the Yangzhou facility; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions; technological trends; and assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The 2008-2009 financial disruption affecting the banking system, investment banks, insurance companies and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In 2011, concerns over European sovereign debt and the ability of countries to borrow funds have again raised questions about the loan portfolios of large international banks, and low economic growth rates have increased the possibility of an economic downturn. In addition to the potential impact of such disruptions on our marketable securities portfolio, there could be a number of follow-on effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. Volatility in the financial markets and overall economic uncertainty increases the risk of substantial quarterly and annual fluctuations in our earnings.

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

The semiconductor industry is intensely competitive. Our competitors include Analog Devices, Cypress Semiconductor, Fairchild Semiconductor, Hitachi, Integrated Device Technology, Maxim Integrated Products, Motorola, On Semiconductor, NXP, Parade Technologies, PLX Technology, Silicon Laboratories, STMicroelectronics, Texas Instruments, and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

We believe that our future success will depend on our ability to continue to improve and develop our products and processes.  Unlike us, many of our competitors maintain internal manufacturing capacity for the fabrication and assembly of semiconductor products.  This ability may provide them with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages.  In addition, competitors with their own wafer fabrication facilities that are capable of producing products with the same design geometries as ours may be able to manufacture and sell competitive products at lower prices.  Any introduction of products by our competitors that are manufactured with improved process technology could seriously harm our business. As is typical in the semiconductor industry, our competitors have developed and marketed products that function similarly or identically to ours.  If our products do not achieve performance, price, size or other advantages over products offered by our competitors, we might lose market share. Competitive pressures could also reduce market acceptance of our products, reduce our prices and increase our expenses.

We also face competition from the makers of ASICs and other system devices. These devices may include interface logic functions that may eliminate the need or sharply reduce the demand for our products in particular applications.

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

Our potential future acquisitions may not be successful.

Our potential future acquisitions could result in the following:

•	large one-time write-offs;
•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions as anticipated;
•	the risk of diverting the attention of senior management from other business concerns;
•	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;
•	the risk that our markets do not evolve as anticipated and that the technologies and capabilities acquired do not prove to be those needed to be successful in those markets;
•	potentially dilutive issuances of equity securities and the use of cash;
•	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;
•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and
•	difficulties in integrating and or expanding information technology systems and other business processes to accommodate the acquired businesses.

In the first quarter of fiscal 2011, we completed the acquisition of outstanding PTI shares not owned by us, as described in Note 6 of Notes to Condensed Consolidated Financial Statements. We are in the process of integrating PTI as a wholly-owned subsidiary and may experience one or more of the risks summarized above in the process of completing that integration.

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

Implementation of new Financial Accounting Standards Board (FASB) rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

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

In the past, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting.  There can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under SEC rules, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010,  June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of July 2, 2011, and management has determined that as of July 2, 2011, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. We are continuing to implement changes in our ERP systems and will continue to make corresponding changes in our internal control in financial reporting. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

Our finance department has undergone, and continues to undergo, significant changes.

We have recently undergone significant turnover of personnel in the finance department, including in significant positions. During fiscal 2010, we hired a new Chief Financial Officer, Corporate Controller, General Accounting Manager and Cost Accounting Manager. During fiscal 2011, we hired a new Accounting Manager and Senior Cost Accountant, and outsourced internal auditing activities to a certified public accounting firm. There can be no assurance that these changes will improve our finance functions, or that the finance personnel turnover we have experienced will not continue.  In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

Customer demands for the Company’s products are volatile and difficult to predict.

Our customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for our products can result in excess quantities of certain of our products relative to demand. In this event, our operating results might be adversely affected as a result of charges to reduce the carrying value of our inventory to the estimated demand level or market price.

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

We primarily rely on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for the testing of finished products.  Some of these subcontractors are our single source supplier for some of our packages.  In addition, changes in our or a subcontractor's business could cause us to become materially dependent on a single subcontractor.  We have from time to time experienced difficulties in the timeliness and quality of product deliveries from our subcontractors and may experience similar or more severe difficulties in the future.  We generally purchase these single or limited source components or services pursuant to purchase orders and have no guaranteed arrangements with these subcontractors.  These subcontractors could cease to meet our requirements for components or services, or there could be a significant disruption in supplies from them, or degradation in the quality of components or services supplied by them.  Any circumstance that would require us to qualify alternative supply sources could delay shipments, result in the loss of customers and limit or reduce our revenues.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 108 patents covering certain aspects of our product designs and have 7 additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  We depend upon third party foundries to produce wafers and subcontractors to manufacture IC products that meet our specifications.  We currently have third party manufacturers located in China, Taiwan, Singapore, Malaysia, India, Korea and Japan that can produce products that meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have opened up a new FCP facility located in the Jinan Development Zone in Shandong Province, PRC, which also involves the uncertainties of staffing and operating a new facility in a country where we have no previous operating experience.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two distributors that individually accounted for 18% and 15% of net revenues during the fiscal year ended July 2, 2011.  We had two distributors that individually accounted for 22% and 14% of net revenues during the fiscal year ended July 3, 2010. We had two distributors that individually accounted for 18% and 14% of our net revenues during the fiscal year ended June 27, 2009.  As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended July 2, 2011 totaled 51%, as compared with 54% in the fiscal year ended July 3, 2010 and 51% in the fiscal year ended June 27, 2009.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the fiscal year ended July 2, 2011, sales to our distributors were approximately 69% of net revenues, as compared to approximately 62% of net revenues in the fiscal year ended July 3, 2010 and approximately 56% of net revenues in the fiscal year ended June 27, 2009. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In addition, there is a potential risk of conflict and further instability in the relationship between Taiwan and the PRC.  Conflict or instability could disrupt the operations of one of our principal wafer suppliers, several of our assembly subcontractors located in Taiwan, and our FCP manufacturing operations in Taiwan and the PRC.

We are expanding our presence in China with manufacturing and research and development activities. China is an evolving manufacturing location, with increasing competition for trained labor resources which can lead to high levels of employee turnover as well as government-mandated wage increases, both of which could adversely impact our results of operations.

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

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political, economic and currency risks that could seriously harm us.

In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal 2009, we derived approximately 88% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

•	tariffs and other barriers and restrictions;
•	unexpected changes in regulatory requirements;
•	the burdens of complying with a variety of foreign laws; and
•	delays resulting from difficulty in obtaining export licenses for technology.

We have subsidiaries located in Asia.  We manufacture certain of our frequency control products in Taiwan as well as a recently completed factory in the Jinan Development Zone in the Shandong Province of the PRC. We are also in the process of developing a research and development and manufacturing center in Yangzhou, PRC.  The development of  these facilities  depends upon various tax concessions, tax rebates and other support from the local governmental bodies in the areas where the facilities are located.  There can be no assurance that these local governmental bodies will not change their position regarding such tax and other support and such a change might adversely affect the successful completion and profitability of these projects. Currently, as a consequence of changing government positions, we are negotiating a possible termination of the R&D Agreement at Yangzhou, as further described in Note 13 of Notes to Consolidated Financial Statements in this report.

Regulatory, geopolitical and other factors could seriously harm our business or require us to modify our current business practices. We are subject to general geopolitical risks in connection with our international operations, such as political and economic instability and changes in diplomatic and trade relationships.

In addition, because our international sales are often denominated in U.S. dollars, fluctuations between the value of the U.S. dollar and local currencies can negatively affect our financial results.

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

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our PSE-TW subsidiary. If a major earthquake, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None..

ITEM 2.  PROPERTIES

We lease approximately 76,200 square feet of space in San Jose, California in which our headquarters, technology and product development facilities are located.  We have a lease agreement covering this property through December 2013.  The agreement contains renewal options.  We also own, through our PSE-TW subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet.  Our PSE-TW subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 1,570 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we have land use rights for a period of 50 years from the PRC for our factory in the Jinan Development Zone in Shandong Province, China. This factory, which is for the development and manufacture of frequency control products, is approximately 344,000 square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We also have leased or rented international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom.  We believe our current facilities are adequate to support our needs through the end of fiscal 2012.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various routine claims and legal proceedings that arise in the ordinary course of business.  We are presently not subject to any legal proceedings that could have a material impact on our business or financial condition.

A subsidiary of Pericom, PSE Technology (Shandong) Corporation ("PSE-SD"), was sued in August 2011 by two construction companies, Sunmax, Wuhan and Sunmax Taiwan, that were involved in the construction of Pericom's manufacturing facility in the Jinan Development Zone in Shandong Province, PRC.  The lawsuit was filed in a court in Jinan.  The suit seeks a monetary recovery for alleged unpaid fees under a construction contract and related interest and other fees for late payment.  The Company believes that this lawsuit does not constitute a material legal proceeding.  The Company believes that any ultimate liability from it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM.  Prior to that date, there was no public market for the common stock.  We have not paid cash dividends and have no present plans to do so.  It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans.  The following table sets forth, for the periods indicated, the high and low prices of the common stock on the NASDAQ Stock Market.  As of July 1, 2011, we had 40 holders of record of our common stock. Holders of record do not include share owners whose shares are in broker or other nominee accounts.  During fiscal year 2011, we did not sell any unregistered securities.

	Common Stock Prices
	High	Low

Fiscal year ended July 3, 2010

First Quarter	$9.85	$8.28

Second Quarter	12.09	9.23

Third Quarter	11.58	8.75

Fourth Quarter	12.29	7.99

Fiscal year ended July 2, 2011

First Quarter	$10.19	$8.20

Second Quarter	11.46	8.33

Third Quarter	11.58	8.61

Fourth Quarter	10.57	8.22

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

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock. During fiscal year 2009, the Company completed the repurchase of 2.0 million shares under the Board’s 2007 authorization. On April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. Repurchases during the fourth quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value of Shares That May Yet be Purchased Under the Plans or Programs
April, 2011	8,516	9.02	3,768,047	15,216,708
May, 2011	107,331	8.98	3,875,378	14,252,518
June, 2011	217,482	8.81	4,092,860	12,337,074
July, 2011	1,123	8.77	4,093,983	12,327,225

Total at July 2, 2011	334,452	$8.87	4,093,983	$12,327,225

During the year ended July 3, 2010, the repurchases totaled 907,545 shares at an aggregate cost of $8.7 million. During the year ended June 27, 2009, the Company repurchased 712,297 shares for an aggregate cost of $5.4 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The consolidated statements of operations data for each of the years in the three-year period ended July 2, 2011, and the consolidated balance sheets data as of July 2, 2011 and July 3, 2010, are derived from, and are qualified by reference to, the consolidated financial statements included herein.  We derived the consolidated statements of operations data for the years ended June 28, 2008 and June 30, 2007 and the consolidated balance sheets data as of June 27, 2009, June 28, 2008 and June 30, 2007 from audited financial statements not included herein.  The fiscal year ending July 3, 2010 contained 53 weeks and all other years presented contained 52 weeks.  On August 31, 2010, we completed the acquisition of PTI. The results of operations for PTI from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	July 2,	July 3,	June 27,	June 28,	June 30,
	2011(1)	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$166,343	$146,913	$128,645	$163,744	$123,370
Cost of revenues	110,661	96,146	85,514	103,638	80,557
Gross profit	55,682	50,767	43,131	60,106	42,813
Operating expenses:
Research and development	20,230	17,208	16,697	17,159	16,021
Selling, general and administrative	29,447	26,478	22,833	23,624	21,878
Restructuring charge	—	—	584	—	—
Total operating expenses	49,677	43,686	40,114	40,783	37,899
Income from operations	6,005	7,081	3,017	19,323	4,914
Interest and other income, net	15,142	5,252	5,613	5,513	6,460
Interest expense	(765)	(30)	(65)	(12)	(130)
Other-than-temporary decline in value of investments	—	0	(506)	(76)	(6)
Income before income taxes	20,382	12,303	8,059	24,748	11,238
Income tax expense	7,619	3,911	2,209	8,221	2,985
Net income from consolidated companies	12,763	8,392	5,850	16,527	8,253
Equity in net income of unconsolidated affiliates	700	2,430	351	602	407
Net income	13,463	10,822	6,201	17,129	8,660
Net (income) loss attributable to noncontrolling interests	—	(28)	(114)	(116)	(33)
Net income attributable to Pericom shareholders	$13,463	$10,794	$6,087	$17,013	$8,627
Basic income per share to Pericom shareholders	$0.54	$0.42	$0.24	$0.66	$0.33
Diluted income per share to Pericom shareholders	$0.53	$0.42	$0.24	$0.64	$0.32
Shares used in computing basic income per share (2)	24,923	25,412	25,417	25,737	26,058
Shares used in computing diluted income per share (2)	25,254	25,717	25,626	26,611	26,669

	July 2,	July 3,	June 27,	June 28,	June 30,
	2011(1)	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$129,178	$138,323	$135,376	$149,438	$89,135
Total assets	301,016	256,048	246,314	231,839	214,491
Total long-term obligations	17,754	7,776	6,616	800	1,188
Total shareholders’ equity	242,725	221,906	213,696	208,829	191,640

(1)	On August 31, 2010, the Company completed the acquisition of PTI.
(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

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

CASH AND CASH EQUIVALENTS.  Cash and cash equivalents consist of cash on hand and in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase.

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

We consider the reserved material to be available for sale.  We do not revalue the reserved inventory should market conditions change or if a market develops for the obsolete inventory.  In the past, we have sold obsolete inventory that we have previously fully reserved.  Refer to the Gross Profit discussion in this Item 7 of our annual report on Form 10-K for further discussion of sales of our obsolete inventory.

PROPERTY, PLANT AND EQUIPMENT. We record our property, plant and equipment at cost and depreciate the cost over the estimated useful lives of each asset classification, ranging between 3 and 40 years.  Cost includes purchase cost, applicable taxes, freight, installation costs and interest incurred in the acquisition of any asset that requires a period of time to make it ready for use.  In addition, we capitalize the cost of major replacements, improvements and betterments, while we expense normal maintenance and repair.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES.  We hold and have held ownership interests in various investees.  Our ownership in these affiliates has varied from 20% to approximately 49%, which we classify as investments in unconsolidated affiliates in our consolidated balance sheets.  We account for long-term investments in companies in which we have an ownership share larger than 20% and in which we have significant influence over the activities of the investee using the equity method. We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss.  We eliminate all intercompany transactions in accounting for our equity method investments.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that no impairment of our indefinite-lived intangible assets existed at July 2, 2011. We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired.  We determined that no impairment indicators for these other definite-lived intangible assets existed at July 2, 2011.

SHARE-BASED COMPENSATION – The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period.  See Note 16 for further discussion of share-based compensation.

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

OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in California.  We completed our first profitable fiscal year on June 30, 1993.  We design, develop and market high-performance integrated circuits (ICs) and frequency control products (FCPs) used in many of today’s advanced electronic systems.  Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits.  We have introduced new products to the market every year since we produced our first shipments.  In recent years, we have expanded our product offering by introducing the following products, among others:

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

•	Twenty-four new Connectivity products, including USB, Display Port, PCIe, HDMI, Ethernet, and LVDS switches, and PCIe bridges and packet switches; and

•	In fiscal 2010, we introduced a total of 47 new products across the Signal Conditioning, Timing, and Connectivity product areas:

•
Expanding our solutions for high-speed serial protocol signal conditioning, we introduced 11 new ReDriverTM products   - addressing SATA2, SATA3/SAS, USB3, and Display Port protocols.  A number of these products were ‘first to market’, especially the USB3 and Display Port ReDrivers. These products target volume PC, server, storage, embedded, and networking applications.

•
Adding to high speed connectivity solutions, we introduced 18 new switching and connectivity products across PCIe, USB, VGA, HDMI, and Display Port protocols. The PCIe to USB2.0+PCIe product is the first to combine bridging and switching of multiple high-speed serial protocols, while a family of USB ‘sleep and charge’ products were also introduced with a high level of integration for a NB USB port charger IC. These products target the computing, server, networking, and embedded market segments.

•
Expanding our timing solutions for next generation platforms, we introduced 18 new products across crystal, XO, clock generator, and clock buffer product families. Included is an ASSP XO family of the most popular platform frequency products, and a new family of very small crystals for ultra-mobility products such as cell phones and smart cards, and

•	In fiscal 2011, we introduced a total of 54 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•
17 products were introduced across our Signal Conditioning line of ReDriverTM product families supporting the latest high speed serial protocols such as PCI Express GEN3, SATA3, SAS2, USB3, and Display Port.

•
11 products were introduced across our various families of Connectivity products, including ASSP switches, PCI Express bridges, USB charging solutions, and graphics display switches, offering support for PCI Express, Thunderbolt, USB, HDMI, Display Port, and other high speed serial protocols.

•
26 products were introduced across our various Timing product lines, including silicon clock, XO, and clock buffer families, supporting next generation high speed protocol jitter requirements as well as multi output timing products.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product.  Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products.  In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies. There can be no assurance that we will be successful in these efforts. Magnachip and GlobalFoundries manufactured over 70% of the wafers for our semiconductor products in fiscal years 2011, 2010 and 2009, with the balance coming from between three and six other suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	66.5	65.5	66.5
Gross margin	33.5	34.5	33.5
Operating expenses:
Research and development	12.2	11.7	13.0
Selling, general and administrative	17.7	18.0	17.7
Restructuring charge	-	-	0.5
Total operating expenses	29.9	29.7	31.2
Income from operations	3.6	4.8	2.3
Interest and other income, net	9.1	3.6	4.4
Interest expense	(0.4)	-	-
Other-than-temporary decline in value of investment	-	-	(0.4)
Income before income taxes	12.3	8.4	6.3
Income tax expense	4.6	2.7	1.8
Net income from consolidated companies	7.7	5.7	4.5
Equity in net income of unconsolidated affiliates	0.4	1.7	0.3
Net income	8.1	7.4	4.8
Net income attributable to noncontrolling interests	-	-	(0.1)
Net income attributable to Pericom shareholders	8.1%	7.4%	4.7%

COMPARISON OF FISCAL 2011, 2010 AND 2009

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Net revenues	$166,343	$146,913	13.2%	$146,913	$128,645	14.2%
Percentage of net revenues accounted for by top 5 direct customers (1)	51%	54%		54%	51%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	2
Percentage of net revenues accounted for by top 5 end customers (2)	26%	30%		30%	28%
Number of end customers that each account for more than 10% of net revenues	-	1		1	1

(1)	Direct customers include distributors, contract manufacturers and OEMs.

(2)
End customers are OEMs and their products are manufactured using the Company’s products.  End customers may purchase directly from the Company or from distributors or contract manufacturers.  For end customer sales data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Our order backlog stood at $25.4 million as of July 2, 2011 and $39.4 million as of July 3, 2010.  We expect to fulfill most of our backlogged orders as of July 2, 2011 within the first quarter of fiscal 2012.  We remain heavily reliant on orders that book and ship in the same quarter (“turns” orders).  Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue increased $19.4 million or 13.2% in fiscal 2011 versus 2010 primarily as the result of:
•	an increase of $18.7 million or 20.3% in sales of our IC products to $111.0 million, which included $16.6 million from the acquisition of PTI, and
•	a $715,000 increase in sales of FCP products to $55.3 million, for a 1.3% improvement.

These sales increases are primarily the result of changes in unit sales volumes of existing products as well as the introduction and sale of new products, as opposed to price increases. It should be noted that fiscal 2010 benefited from having 53 weeks, which added approximately $3.0 million to net revenues for that year, while fiscal 2011 consisted of 52 weeks.

Net revenue increased $18.3 million or 14.2% in fiscal 2010 versus 2009 primarily as the result of:
•	an increase of $16.2 million or 21.3% in sales of our IC products to $92.3 million, and
•	a $2.1 million increase in sales of FCP products to $54.6 million, for a 3.8% improvement.

These sales increases are primarily the result of changes in unit sales volumes of existing products as well as the introduction and sale of new products, as opposed to price increases. In addition, fiscal 2010 benefited from having 53 weeks, which added approximately $3.0 million to net revenues. IC products showed good sales growth in fiscal 2010 as a result of the economic recovery and the introduction of new products during the year.

For the years ended July 2, 2011 and July 3, 2010, net revenue was reduced by sales reserves in the amount of $6.0 million and $5.4 million, respectively. In the future, market conditions could become more difficult as other companies compete more aggressively for business.  Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable, and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009:

	Fiscal Year Ended
	July 2,	July 3,	June 27,
(in thousands)	2011	2010	2009
Net sales to countries:
Taiwan	45.6%	51.0%	43.4%
China (including Hong Kong)	34.8%	27.3%	33.6%
United States	6.0%	8.2%	7.6%
Others (less than 10% each)	13.6%	13.5%	15.4%
Total net sales	100.0%	100.0%	100.0%

Over the past three years, sales to Taiwan and China have constituted the majority of our sales. We expect this trend will continue in the future.

GROSS PROFIT
	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Net revenues	$166,343	$146,913	13.2%	$146,913	$128,645	14.2%
Gross profit	55,682	50,767	9.7%	50,767	43,131	17.7%
Gross profit percentage	33.5%	34.5%		34.5%	33.5%

The $4.9 million increase in gross profit in fiscal 2011 as compared to fiscal 2010 is primarily the result of:

•	A 13.2% increase in sales, which led to $6.7 million of increased gross profit, and
•	lower margins at 33.5%, resulting in a $1.7 million decrease in gross profit.

The $7.6 million increase in gross profit in fiscal 2010 as compared to fiscal 2009 is the result of:

•	A 14.2% increase in sales, which led to $6.1 million of increased gross profit, and
•	improved margins at 34.5%, resulting in a $1.5 million increase in gross profit.

During fiscal years 2011, 2010 and 2009, gross profits and gross margins benefited from the sale of inventory, previously valued at $64,000, $209,000 and $108,000, respectively, that we had previously identified as excess and reserved.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Net revenues	$166,343	$146,913	13.2%	$146,913	$128,645	14.2%
Research and development	20,230	17,208	17.6%	17,208	16,697	3.1%
R&D as a percentage of net revenues	12.2%	11.7%		11.7%	13.0%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The approximately $3.0 million expense increase for fiscal 2011 as compared with fiscal 2010 is primarily attributable to the acquisition of PTI, which added approximately $2.8 million of R&D expenses, with overall increases of $2.1 million in compensation expenses and $904,000 in depreciation, amortization and supplies.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Net revenues	$166,343	$146,913	13.2%	$146,913	$128,645	14.2%
Selling, general and administrative	29,447	26,478	11.2%	26,478	22,833	16.0%
SG&A as a percentage of net revenues	17.7%	18.0%		18.0%	17.7%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $3.0 million expense increase for fiscal 2011 as compared with fiscal 2010 is attributable to $3.1 million of SG&A expenses at PTI after the acquisition, with overall increases of $1.4 million in compensation-related expenses including those for stock compensation, $409,000 in travel and entertainment expenses, $1.5 million in rent, utilities, depreciation and amortization expenses and $1.2 million for various other department expenses. The increases were partially offset by decreased expenditures of $1.5 million for legal and accounting fees, which were high in the prior year due to the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing.

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

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Net revenues	$166,343	$146,913	13.2%	$146,913	$128,645	14.2%

Interest income	4,448	5,340	-16.7%	5,340	5,553	-3.8%
Other income (expense)	10,694	(88)	n/m (1)	(88)	60	n/m (1)
Total interest and other income, net	$15,142	$5,252		$5,252	$5,613
Interest and other income, net as a percentage of net revenues	9.1%	3.6%		3.6%	4.4%

(1)	“n/m” means not meaningful.

The decrease in interest income including realized gains for fiscal 2011, as compared to fiscal 2010, was primarily the result of a $497,000 reduction in interest income due to a decline in securities income yields in 2011 as compared with 2010, and a $395,000 decrease in realized gains from the sale of investment securities. Other income (expense) for fiscal 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition.

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

INTEREST EXPENSE

Interest expense increased to $765,000 in fiscal 2011 from $30,000 in fiscal 2010 primarily as a result of the interest accretion of $688,000 on the PTI contingent earn-out liability plus the interest on short-term debt incurred to finance a portion of the PTI acquisition. Interest expense decreased to $30,000 in fiscal 2010 from $65,000 in fiscal 2009 as previously outstanding debt was retired in the fourth quarter of 2010.

OTHER THAN TEMPORARY DECLINE IN VALUE OF INVESTMENT

No other than temporary decline in value of investment was recorded in fiscal 2011 or 2010.

Other than temporary decline in value of investment was $506,000 in fiscal 2009 primarily because of a $414,000 decline in the value of a marketable debt security held in our short-term investment portfolio. This resulted from the issuing company filing for Chapter 11 bankruptcy protection. This debt security was sold in 2011 for a gain of $51,000.

The Company’s investment guidelines require a diversified portfolio of investment grade instruments, and it is unlikely that any future impairments would be material to the Company’s liquidity and financial position.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Pre-tax income	$20,382	$12,303	65.7%	$12,303	$8,059	52.7%
Income tax provision	7,619	3,911	94.8%	3,911	2,209	77.0%
Effective tax rate	37.4%	31.8%		31.8%	27.4%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2011 increased from fiscal 2010 primarily due to a higher unfavorable impact from foreign income and withholding taxes and reduced benefits from resolution of certain tax audits and expiration of statute of limitations. The effective tax rate for fiscal 2010 increased from fiscal 2009 primarily due to a reduced benefit from foreign income and withholding taxes, partially offset by reductions in valuation allowances. A reconciliation of our tax rates for fiscal years 2011, 2010 and 2009 is detailed in Note 20 to the Consolidated Financial Statements contained in this report on Form 10-K.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES

	Fiscal Year Ended			Fiscal Year Ended
	July 2,	July 3,	%	July 3,	June 27,	%
(In thousands)	2011	2010	Change	2010	2009	Change
Equity in net income of PTI	$467	$2,071	(77.5)%	$2,071	$301	588.0%
Equity in net income of JCP	233	359	(35.1)%	359	50	618.0%
Total	$700	$2,430	(71.2)%	$2,430	$351	592.3%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of PTI, a British Virgin Islands corporation with facilities in Shanghai and Hong Kong, until we acquired the remaining interest on August 31, 2010. Prior to the acquisition of PTI, we accounted for our investment using the equity method of accounting.  We invested in PTI using several different transactions over a period of years.  Initially, PTI generated losses which were attributable to each of the various rounds of financing and we accounted for those losses using our percentage of each round of financing until our investment was exhausted.  When PTI began showing gains, we recouped our losses against each of the rounds. During fiscal 2008 and most of 2009 we accounted for our equity in PTI following our 25% ownership of PTI’s Series A Preferred Stock, but late in 2009 we reverted to using our overall ownership position as the Series A investment recovery was completed, thus recuperating all previously recorded losses. Our ownership position declined slightly to 42.4% as of July 3, 2010 from 43.06% at June 27, 2009 as a result of additional shares issued by PTI. Our allocated portion of PTI’s results increased to income of $2.1 million in fiscal 2010 as compared with $301,000 in fiscal 2009, and we recorded $467,000 of income in fiscal 2011 prior to the acquisition.

For additional information concerning the PTI transaction, see Note 6 of Notes to Consolidated Financial Statements in this report.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For fiscal 2011, the Company’s allocated portion of JCP’s results was income of $233,000, as compared with $359,000 and $50,000 for fiscal 2010 and 2009, respectively.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the year ended July 2, 2011 we had no net income attributable to noncontrolling interests. For the year ended July 3, 2010, net income attributable to noncontrolling interests in income of our consolidated subsidiary PSE-TW was $28,000. We acquired the noncontrolling interest of PSE-TW during fiscal 2010. For the year ended June 27, 2009, net income attributable to noncontrolling interests in income of our consolidated subsidiaries PTL and PSE-TW was $114,000. We acquired the noncontrolling interest in PTL during fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2011, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $127.6 million, as compared with $118.9 million at July 3, 2010 and $124.6 million as of June 27, 2009. In fiscal 2011, we acquired all remaining outstanding shares of PTI capital stock not previously owned by us for approximately $30.5 million in cash, plus earn-out and bonus of $6 million that will be paid in the first half of fiscal 2012. In fiscal 2010 and 2009, we made no acquisitions of other companies other than purchase of the noncontrolling interests in our consolidated subsidiaries.

The Company’s investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At July 2, 2011, unrealized gains on marketable securities net of taxes were $253,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at July 2, 2011 to recover in fair value up to our cost basis within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at July 2, 2011.

As of July 2, 2011, we owned assets classified as cash and cash equivalents of $30.0 million as compared to $29.5 million at July 3, 2010 and $37.3 million as of June 27, 2009.  The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.  Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries (“fabs”).  During the 2011 fiscal year, we purchased $11.7 million of property and equipment as compared to $10.4 million and $26.9 million in fiscal 2010 and 2009, respectively.  The decrease in capital expenditures for property and equipment in fiscal 2011 and 2010 compared with fiscal 2009 reflected primarily the 2009 expenditure of $21.5 million for the construction of the new facility in Jinan, PRC, for the manufacture of FCP products.

We generated approximately $15.1 million of interest and other income, net during the fiscal year ended July 2, 2011 compared to $5.3 million and $5.6 million in the fiscal years ended July 3, 2010 and June 27, 2009, respectively. 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2011, our net cash provided by operating activities of $23.6 million was the result of net income of $13.5 million plus $6.4 million in net favorable non-cash adjustments to net income, and favorable changes in assets and liabilities of $3.7 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $11.0 million, stock based compensation of $4.3 million, $4.0 million in deferred taxes and stock compensation tax benefit of $782,000, partially offset by $11.0 million gain on previously held shares of PTI, $1.9 million of realized gain on investments, and $700,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $2.2 million decrease in accounts receivable, a $6.1 million decrease in net inventory, a $285,000 decrease in prepaids and other current assets, and a $1.9 million increase in long term liabilities, partially offset by a $4.8 million decrease in accounts payable and a $1.6 million decrease in accrued liabilities.

In fiscal 2010, our net cash provided by operating activities of $8.4 million was the result of net income of $10.8 million plus $7.9 million in net favorable non-cash adjustments to net income, less unfavorable changes in assets and liabilities of $10.3 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $8.0 million, stock based compensation of $4.0 million, $344,000 in deferred taxes and stock compensation tax benefit of $291,000, partially offset by $2.3 million of realized gain on investments, and $2.4 million of non-cash equity in net income of our unconsolidated affiliates. The unfavorable changes in assets and liabilities primarily included a $2.1 million increase in accounts receivable, a $7.0 million increase in net inventory, a $2.2 million increase in prepaids and other current assets, and a $5.7 million decrease in accrued liabilities, partially offset by a $4.8 million increase in accounts payable and a $3.0 million increase in long term liabilities.

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

In fiscal 2011, we used cash in our investing activities of $28.9 million, which was primarily the result of purchases of property and equipment of $11.7 million, the acquisition of the remaining interest in PTI for $17.5 million net of the cash acquired and a $2.9 million increase in restricted cash, partially offset by net maturities of investments of $3.3 million.

In fiscal 2010, we used cash in our investing activities of $8.7 million, which was primarily the result of purchases of property and equipment of $10.4 million and the acquisition of the noncontrolling interest in PSE-TW for $1.2 million, partially offset by a decrease in restricted cash of $3.2 million.  Of the purchases of property and equipment, $7.1 million was incurred in the completion of our new FCP plant in Jinan, China.

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

In fiscal 2011, our cash provided by financing activities of $4.2 million was the result of $8.0 million of proceeds from short-term bank loans and $1.5 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan, partially offset by $5.4 million used to repurchase common stock.

In fiscal 2010, we used cash in financing activities of $8.3 million to repurchase common stock for $8.7 million and $1.7 million to prepay mortgage financing at our former PTL subsidiary, partially offset by $2.0 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan.

In fiscal 2009, we used cash in financing activities of $1.0 million to repurchase common stock for $5.4 million, partially offset by $2.7 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan and $1.7 million of proceeds from mortgage financing at our PTL subsidiary.

We believe our existing cash balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock, and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. During the year ended June 27, 2009, under the 2007 authority the Company repurchased 139,190 shares for an aggregate cost of $1.9 million, and this completed the repurchase of 2.0 million shares under the 2007 authority at a cost of approximately $25.2 million. Pursuant to the 2008 authority, the Company repurchased 573,107 shares in the year ended June 27, 2009 for an aggregate cost of $3.5 million. During the year ended June 27, 2009, the repurchases totaled 712,297 shares at an aggregate cost of $5.4 million.

During the year ended July 3, 2010, the Company repurchased 907,545 shares for an aggregate cost of $8.7 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of July 2, 2011:

	Payments Due by Period
(in thousands)		Less than	1-3	3-5
Contractual obligation	Total	1 Year	Years	Years	Thereafter
Short-term debt	$8,671	$8,671	$-	$-	$-
Operating leases and operating expense commitments	3,484	1,403	2,081	-	-
Capital equipment purchase commitments	1,338	630	708	-	-
Yangzhou capital injection	15,000	7,000	8,000	-	-
Total contractual cash obligations	$28,493	$17,704	$10,789	$-	$-

The Company leases certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

As of July 2, 2011, we have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table.

We completed the initial phase of our new FCP facility in Jinan, PRC and the plant commenced operations during fiscal 2010. While further expansion of the plant is anticipated in the future, we have not yet begun planning for the next phase and do not anticipate significant outlays in the next twelve months.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Committee”) in China. Under the terms of the agreement, the Committee is to provide a funding, along with national and local tax incentives and other incentives. The funding would be paid in installments based on scheduled progress of the R&D Center’s development and our injection of paid-in capital. We made a $6 million capital injection in 2011 and applied for the initial agreed-upon subsidies of approximately $3.9 million. To date we have received only $773,000 which is recorded as a deferred credit under “Other long-term liabilities” on our consolidated balance sheets. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the additional capital injections in the above table would not be made.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 2, 2011, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning January 1, 2012. We are currently evaluating the requirements of this standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for our fiscal year beginning July 1, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At July 2, 2011, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $97.5 million (see Note 1 of Notes to Financial Statements).  These securities are subject to interest rate risk and will decline in value if market interest rates increase.  We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates.  We do not expect such a scenario to occur.  For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of July 2, 2011, such as from 2.40% to 2.64%, the decline in the fair value of the portfolio would be approximately $8.9 million.  On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At July 2, 2011, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $253,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $1.1 million as those monetary assets are converted to cash.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended July 2, 2011	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Remediation of Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the years ended July 3, 2010 and June 27, 2009, and in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarterly periods ended September 26, 2009, December 26, 2009, and March 27, 2010, we identified two material weaknesses in the design and operation of our internal controls.

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

Throughout the first three quarters of fiscal 2011, we were engaged in the implementation and testing of remedial measures to address the above material weaknesses. In the fourth quarter of fiscal 2011, we completed testing of the design and operating effectiveness of our internal controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of July 2, 2011, we had remediated the previously reported material weaknesses in our internal control over financial reporting.

In addition to the substantial efforts taken to remediate the material weaknesses as described in our Annual Report on Form 10-K for the year ended July 3, 2010,  we implemented the following remedial actions in our internal control over financial reporting to address the previously reported material weaknesses during the year ended July 2, 2011:

1.
We continued to implement new policies and procedures focused on timely and accurate financial reporting and implement training and programs to focus on continuous improvements regarding the application of U.S. generally accepted accounting principles.  More detailed reviews and analytical procedures were performed for significant accounts by management.

2.
We implemented control procedures to ensure independent management oversight and perform review procedures over account reconciliations and analyses, particularly in the area of inventory and related reserves, accounts payable and accrued liabilities, revenue and accounts receivable reserves.  Specifically, additional levels of review by more experienced and knowledgeable personnel were added and training of responsible employees on proper method to perform account reconciliations was implemented in the above areas.

3.
We improved the discipline throughout the organization with respect to achieving greater compliance with policies, procedures, and controls that have been previously implemented, including reinforcing management’s expectations to finance employees regarding adherence to our policies and procedures as part of period-end close meetings.

4.
We hired a new Accounting Manager and Senior Cost Accountant with accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles to further strengthen our controls over the monthly closing processes.

5.
We engaged a qualified third party consulting firm to assist the Company in enhancing and re-engineering its existing enterprise-wide financial application to support the timeliness and accuracy of its period end reporting process.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of July 2, 2011, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 2, 2011. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of July 2, 2011, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc., which audited the financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the Company’s internal control over financial reporting. Burr Pilger Mayer, Inc. has issued an attestation report, which appears as part of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Our actions to remediate the material weakness as described above, collectively, represent changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011, and the related financial statement schedule and our report dated August 29, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 29, 2011

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 8, 2011, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of July 2, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	3,535,013	$9.08	2,189,980
Employee stock purchase plan	—		1,944,707
Equity compensation plans not approved by shareholders:
SaRonix Inducement options (1)	30,634	$10.00	—
Total	3,565,647	$9.08	4,134,687

(1)	Represents options granted to former employees of SaRonix, LLC.

Material Features of Equity Compensation Plans Not Approved by Shareholders

In connection with Pericom’s October 1, 2003 acquisition of substantially all of the assets of SaRonix, LLC, Pericom granted options to purchase an aggregate of 383,600 shares of Pericom common stock to certain former employees of SaRonix as an inducement for them to join Pericom.  Under the agreements pertaining to such options, twenty percent of the options vested on October 1, 2004 and 1/48 of the remaining shares vested monthly for the following four years so that the options were fully vested on October 1, 2008.  The exercise price of the options is $10.00 per share and the options expire if unexercised on October 1, 2013.  In the event of a change in control transaction, the options shall become fully vested and exercisable if they are not assumed or replaced as part of the transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

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

10.2*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.

10.3*
Pericom’s 2000 Employee Stock Purchase Plan, including Forms of Agreement thereunder, filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000, and incorporated herein by reference.

10.4*
Form of Notice of Grant of Stock Option and Option Agreement for Inducement Options, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, and incorporated herein by reference.

10.5
Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Company as Tenant, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, and incorporated herein by reference.

10.6*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.

10.7**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K/A filed May 5, 2008, and incorporated herein by reference.

10.8*
Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under each of the Amended and Restated Pericom 2001 Stock Incentive Plan and the Amended and Restated Pericom 2004 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

10.9*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2008, and incorporated herein by reference.

10.10*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 23, 2008, and incorporated herein by reference.

10.11*	Pericom’s 2010 Employee Stock Purchase Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2009, and incorporated herein by reference.

10.12**
English translation of R&D Center Investment Agreement, dated as of December 1, 2009, between Yangzhou Economic and Technological Development Zone and Pericom Asia Limited, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, and incorporated herein by reference.

10.13*
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

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of July 2, 2011 and July 3, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of July 2, 2011 and July 3, 2010 and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 29, 2011

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 2,	July 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$30,023	$29,495
Restricted cash	2,947	-
Short-term investments in marketable securities	76,266	76,454
Accounts receivable:
Trade (net of reserves and allowances of $1,947 and $2,665)	28,185	25,365
Other receivables	5,859	3,940
Inventories	21,942	23,431
Prepaid expenses and other current assets	1,929	2,885
Deferred income taxes	2,564	3,119
Total current assets	169,715	164,689

Property, plant and equipment – net	60,859	50,760
Investments in unconsolidated affiliates	2,596	13,183
Deferred income taxes – non current	4,324	3,868
Long-term investments in marketable securities	21,282	12,977
Goodwill	16,669	1,681
Intangible assets (net of accumulated amortization of $3,868 and $1,257)	15,690	1,452
Other assets	9,881	7,438
Total assets	$301,016	$256,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,671	$-
Accounts payable	12,221	15,585
Accrued liabilities	19,645	10,781
Total current liabilities	40,537	26,366

Industrial development subsidy	9,075	6,577
Deferred tax liabilities	6,605	-
Other long-term liabilities	2,074	1,199
Total liabilities	58,291	34,142

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: at July 2, 2011, 24,716,000; at July 3, 2010, 24,898,000	130,960	130,536
Retained earnings	102,762	89,299
Accumulated other comprehensive income, net of tax	9,003	2,071
Total shareholders’ equity	242,725	221,906
Total liabilities and shareholders' equity	$301,016	$256,048

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	July 2,	July 3,	June 27,
	2011	2010	2009

Net revenues	$166,343	$146,913	$128,645
Cost of revenues	110,661	96,146	85,514
Gross profit	55,682	50,767	43,131
Operating expenses:
Research and development	20,230	17,208	16,697
Selling, general and administrative	29,447	26,478	22,833
Restructuring	-	-	584
Total operating expenses	49,677	43,686	40,114
Income from operations	6,005	7,081	3,017
Interest and other income, net	15,142	5,252	5,613
Interest expense	(765)	(30)	(65)
Other-than-temporary decline in value of investment	-	-	(506)
Income before income taxes	20,382	12,303	8,059
Income tax expense	7,619	3,911	2,209
Net income from consolidated companies	12,763	8,392	5,850
Equity in net income of unconsolidated affiliates	700	2,430	351
Net income	$13,463	$10,822	$6,201
Net income attributable to noncontrolling interests	-	(28)	(114)
Net income attributable to Pericom shareholders	$13,463	$10,794	$6,087
Basic income per share to Pericom shareholders	$0.54	$0.42	$0.24
Diluted income per share to Pericom shareholders	$0.53	$0.42	$0.24
Shares used in computing basic earnings per share	24,923	25,412	25,417
Shares used in computing diluted earnings per share	25,254	25,717	25,626

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other
				Comprehensive		Total
	Common Stock		Retained	Income (Loss),	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Net	Interest	Equity

BALANCES, June 28, 2008	25,703	$132,028	$72,418	$3,265	$1,119	$208,830
Net income	—	—	6,087	—	114	6,201
Change in unrealized gain on investments, net	—	—	—	545	—	545
Currency translation adjustment	—	—	—	(3,013)	—	(3,013)
Total comprehensive income						3,733
Issuance of common stock under employee stock plans	471	2,723	—	—	—	2,723
Stock based compensation expense	—	3,586	—	—	—	3,586
Tax benefit resulting from stock option transactions	—	277	—	—	—	277
Repurchase and retirement of common stock	(712)	(5,452)	—	—	—	(5,452)
BALANCES, June 27, 2009	25,462	133,162	78,505	797	1,233	213,697
Net income	—	—	10,794	—	28	10,822
Change in unrealized gain on investments, net	—	—	—	114	—	114
Currency translation adjustment	—	—	—	1,160	—	1,160
Total comprehensive income						12,096
Acquisition of noncontrolling interest	—	37	—	—	(1,261)	(1,224)
Issuance of common stock under employee stock plans	344	1,978	—	—	—	1,978
Stock based compensation expense	—	4,049	—	—	—	4,049
Tax benefit resulting from stock option transactions	—	(11)	—	—	—	(11)
Repurchase and retirement of common stock	(908)	(8,679)	—	—	—	(8,679)
BALANCES, July 3, 2010	24,898	130,536	89,299	2,071	—	221,906
Net income	—	—	13,463	—	—	13,463
Change in unrealized gain on investments, net	—	—	—	(549)	—	(549)
Currency translation adjustment	—	—	—	7,481	—	7,481
Total comprehensive income						20,395
Acquisition of noncontrolling interest	—	—	—	—	—	-
Issuance of common stock under employee stock plans	431	1,528	—	—	—	1,528
Stock based compensation expense	—	4,286	—	—	—	4,286
Tax benefit resulting from stock option transactions	—	58	—	—	—	58
Repurchase and retirement of common stock	(613)	(5,448)	—	—	—	(5,448)
BALANCES, July 2, 2011	24,716	$130,960	$102,762	$9,003	$-	$242,725

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,463	$10,822	$6,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,000	7,958	7,787
Stock based compensation	4,286	4,049	3,586
Tax benefit resulting from stock option transactions	782	291	403
Excess tax benefit resulting from stock option transactions	(84)	(97)	(79)
Other-than-temporary decline in the value of investments	-	-	506
Gain on sale of investments	(1,922)	(2,348)	(1,791)
Write off of property and equipment	75	152	3
Write off of in process research and development	-	-	34
Gain on previously held shares in unconsolidated affiliate	(11,004)	-	-
Equity in net income of unconsolidated affiliates	(700)	(2,430)	(351)
Deferred taxes	4,020	344	(439)
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	2,204	(2,108)	4,934
Inventories	6,103	(7,014)	1,054
Prepaid expenses and other current assets	285	(2,183)	3,757
Other assets	(261)	(744)	225
Accounts payable	(4,841)	4,757	(1,921)
Accrued liabilities	(1,610)	(5,731)	7,554
Other long term liabilities	1,850	2,719	304
Net cash provided by operating activities	23,646	8,437	31,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(11,715)	(10,353)	(26,938)
Acquisition of PTI, net of cash acquired	(17,514)	-	-
Purchase of available for sale investments	(220,822)	(120,722)	(120,623)
Maturities and sales of available for sale investments	224,111	120,353	117,489
Cash paid for noncontrolling interest acquisition	-	(1,223)	(1,285)
Change in restricted cash balance	(2,947)	3,200	(3,200)
Net cash used in investing activities	(28,887)	(8,745)	(34,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under stock plans	1,528	1,978	2,724
Excess tax benefit on stock based compensation	84	97	79
Proceeds from (paydowns on) mortgage financing	-	(1,725)	1,669
Proceeds from short-term bank loans	8,003	-	-
Repurchase of common stock	(5,448)	(8,679)	(5,451)
Net cash provided by (used in) financing activities	4,167	(8,329)	(979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,602	811	(556)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	528	(7,826)	(4,325)
CASH AND CASH EQUIVALENTS:
Beginning of year	29,495	37,321	41,646
End of year	$30,023	$29,495	$37,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,361	$2,166	$994
Cash paid during the period for interest	$77	$30	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial contingent earn-out liability	$4,087	$-	$-
Accrued acquisition-related liabilities	$3,541	$-	$-

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

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited (“PSC-HK”),  Pericom Asia Limited (“PAL”) and PSE Technology Corporation (“PSE-TW”).  In addition PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). PTI became a wholly-owned subsidiary in the first quarter of fiscal 2011 (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-K for further details). PSE-TW was formerly known as the SaRonix-eCERA Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 28, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished as equity interests in the parent's consolidated financial statements. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. The Company continued to calculate earnings per share based on net income attributable to Pericom shareholders. The impact on the Company's results of operations for fiscal 2009 from the adoption of this authoritative accounting guidance is presented in the table below (in thousands):

	Year Ended
	June 27, 2009
	Consolidated Statement of
	Operations
(in thousands)	As Reported	As Adjusted
Minority interest	$(114)	$-
Net income	6,087	6,201
Net income attributable to noncontrolling interest	-	(114)
Net income attributable to Pericom shareholders	$-	$6,087

On March 28, 2010, the Company completed the merger of our two wholly owned subsidiaries, PSE-TW and PTL, with PSE-TW as the surviving entity. As a result of the change in legal structure, we determined that we would be able to utilize certain deferred tax assets and our valuation allowance was reduced accordingly.  In accordance with the guidance for a change in reporting entity, this change has been retrospectively applied to all prior periods presented.  As substantially all of the deferred tax assets arose prior to the periods being presented, the impact of the reduction in valuation allowance was an increase to our deferred tax assets of approximately $256,000 for all periods presented as well as an increase to our opening retained earnings.

The Company has significant operations in the PRC, where certain political, economic and currency restrictions may apply. Insofar as can be reasonably determined, the effect of foreign exchange restrictions upon the consolidated financial position and results of the Company are not material.

RECLASSIFICATIONS – Certain items previously reported in prior year’s consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported total assets, shareholder’s equity, or net income.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended July 3, 2010 contains 53 weeks, whereas all other fiscal years presented herein include 52 weeks.

CASH EQUIVALENTS – The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents.  The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value.

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES – The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At July 2, 2011 and July 3, 2010, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

Available for Sale Securities:

	As of July 2, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time Deposits	$10,740	$-	$-	$-	$10,740
US Treasury securities	600	2	-	2	602
National government and agency securities	9,065	128	(7)	121	9,186
State and municipal bond obligations	1,250	8	-	8	1,258
Corporate bonds and notes	53,346	458	(105)	353	53,699
Asset backed securities	11,381	32	(75)	(43)	11,338
Mortgage backed securities	10,767	41	(83)	(42)	10,725
Total	$97,149	$669	$(270)	$399	$97,548

	As of July 3, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
US Treasury securities	$204	$6	$-	$6	$210
National government and agency securities	14,832	178	(3)	175	15,007
State and municipal bond obligations	8,029	80	-	80	8,109
Corporate bonds and notes	44,595	1,094	(76)	1,018	45,613
Asset backed securities	11,670	35	(30)	5	11,675
Mortgage backed securities	8,848	62	(93)	(31)	8,818
Total	$88,178	$1,455	$(202)	$1,253	$89,431

The following tables show the gross unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of July 2, 2011 and July 3, 2010:

	Continuous Unrealized Losses at July 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

US Treasury securities	$-	$-	$-	$-	$-	$-
National government and agency securities	2,254	7	-	-	2,254	7
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	12,765	103	251	2	13,016	105
Asset backed securities	4,867	64	149	11	5,016	75
Mortgage backed securities	3,407	10	336	73	3,743	83
	$23,293	$184	$736	$86	$24,029	$270

	Continuous Unrealized Losses at July 3, 2010
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

US Treasury securities	$-	$-	$-	$-	$-	$-
National government and agency securities	574	3	-	-	574	3
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	9,279	76	-	-	9,279	76
Asset backed securities	4,959	29	472	1	5,431	30
Mortgage backed securities	2,090	2	497	91	2,587	93
	$16,902	$110	$969	$92	$17,871	$202

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income, net of tax, in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2011, 2010 and 2009 realized gains on available-for-sale securities were $1.9 million, $2.3 million and $1.8 million, respectively.

In addition, the Company recognized an other-than-temporary impairment (“OTTI”) credit loss on available-for-sale securities of $414,000 in the fiscal year ended June 27, 2009 which was reclassified out of other comprehensive income. During the fiscal year ended July 2, 2011 this security was sold.

	Year ended
	July 2,	July 3,
(In thousands)	2011	2010

Beginning balance of credit losses on available-for-sale securities	$414	$414
Addditional credit gain recognized for which an OTTI loss was previously recognized	(51)	-
Reductions for securities sold during the period	(363)	-
Ending balance of credit losses on available-for-sale securities	$-	$414

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of July 2, 2011 and July 3, 2010:

(in thousands)	July 2, 2011	July 3, 2010
One year or less	$10,316	$10,425
Between one and three years	37,983	39,627
Greater than three years	25,021	21,632
Multiple Dates	24,228	17,747
	$97,548	$89,431

Securities with maturities over multiple dates are mortgage-backed securities (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2059.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair market value based on quoted market prices. A further discussion of the fair value of financial instruments is detailed in Note 18 to the Consolidated Financial Statements contained in this report on Form 10-K.

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

INVENTORIES – For IC and certain FCP products, the Company records inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  The carrying value of inventory is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period.  The semiconductor markets that the Company serves are volatile and actual results may vary from forecast or other assumptions, potentially affecting the Company’s assessment of excess and obsolete inventory, resulting in material effects on gross margin.

The inventories of the remainder of the FCP products are recorded at the lower of weighted-average cost, which approximates actual cost, or market value. Weighted average cost is comprised of average manufacturing costs weighted by the volume produced in each production run.  Market value is defined as the net realizable value for finished goods, and replacement cost for raw materials and work in process.

Raw material inventory is considered slow moving and is fully reserved if it has not moved in 365 days.  For assembled devices, the inventory is disaggregated by part number.  The quantities on hand in each part number category are compared to the quantity that was shipped in the previous twelve months, the quantity in backlog and to the quantity expected to ship in the next twelve months.  A reserve is recorded to the extent the value of each quantity on hand is in excess of the lesser of the three comparisons.  The Company also periodically reviews inventory for obsolescence beyond the established formulaic tests. The Company believes this method of evaluating inventory fairly represents market conditions.

The Company considers the reserved material to be available for sale.  The reserved inventory is not revalued should market conditions change or if a market develops for the obsolete inventory.  In the past, the Company has sold obsolete inventory that was previously fully reserved.

PROPERTY, PLANT AND EQUIPMENT – The Company states its property, plant and equipment at cost.  Cost includes purchase cost, applicable taxes, freight, installation costs and interest incurred in the acquisition of any asset that requires a period of time to make it ready for use.  We compute depreciation and amortization using the straight-line method over estimated useful lives of three to eight years except for buildings, which we depreciate using the straight-line method over estimated useful lives of twenty to forty years.  We depreciate leasehold improvements over the shorter of the lease term or the improvement’s estimated useful life.  In addition, we capitalize the cost of major replacements, improvements and betterments, while we expense normal maintenance and repair.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES – The Company holds or has held ownership interests in various investees.  Our ownership in these affiliates has varied from 20% to approximately 49%.  We classify these investments as investments in unconsolidated affiliates in our consolidated balance sheets.  The Company accounts for long-term investments in companies in which it has an ownership share larger than 20% and in which it has significant influence over the activities of the investee using the equity method.  We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss.  We eliminate all intercompany transactions in accounting for our equity method investments.

OTHER ASSETS – The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, land use rights and deposits.  The Company reports its investments in privately held companies at the lower of cost or market.  The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis.  Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations.  The Company’s management performed such an evaluation as of July 2, 2011 and determined that no impairment existed. Two of the Company's subsidiaries, PSE-SD and PTI, hold land use rights that were acquired from the local Chinese government which entitle the Company to use the land for 15 to 50 years. The cost of the land use rights is recorded as a component of other assets and is being depreciated over 15 to 50 years, the useful life of the rights.

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

GOODWILL – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed.  The Company evaluates goodwill for impairment at least on an annual basis in the fourth quarter of the fiscal year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. In accordance with the guidance on ASC 350, Intangibles-Goodwill and Other, a two-step test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit was to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill, and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.  The goodwill impairment analysis did not result in an impairment charge for the years presented.

BUSINESS COMBINATIONS – Effective July 4, 2010, the Company adopted ASC 805, Business Combinations(“ASC 805”). ASC 805 updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the year ended July 2, 2011. In fiscal 2011, the Company completed the acquisition of PTI. Under the updated guidance, the Company expensed the transaction costs of approximately $0.6 million associated with the PTI acquisition, while under the prior accounting standards such costs would have been capitalized. In addition, the Company recognized the fair value of a contingent earn-out liability in connection with the PTI acquisition of $4.1 million, and subsequently recognized an expense of $0.7 million related to the change in the estimated fair value of contingent earn-out liability, while under the prior accounting standards the earn-out would not have been recognized as part of the consideration transferred until the contingency was resolved. Further, the Company acquired in-process research and development of approximately $3.3 million in connection with the PTI acquisition which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on our future consolidated financial statements.

INCOME TAXES – The Company accounts for income taxes following the Financial Accounting Standards Board’s statements and related interpretations, which require an asset and liability approach to recording deferred taxes.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION –The functional currency of the Company’s foreign subsidiaries is the local currency.  In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date.  The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place.  Net gains or (losses) from foreign currency translation of assets and liabilities of $7.5 million and $1.2 million in fiscal 2011 and 2010, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity.  Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $(321,000), $(197,000) and $103,000 in fiscal 2011, 2010 and 2009 respectively, and are included in interest and other income, net.

SHARE-BASED COMPENSATION – The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period.  See Note 16 for further discussion of share-based compensation.

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

The Company sells products to large, domestic distributors at the price listed in its price book for that distributor.  At the time of sale the Company records a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management.  The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations.

The market price for the Company’s products can be significantly different from the book price at which the Company sold the product to the distributor.  When the market price, as compared to the Company’s original book price, of a particular distributor’s sales opportunity to their own customer would result in low or negative margins for our distributor, the Company negotiates a ship from stock and debit with the distributor.  Management analyzes the Company’s SSD history to develop current SSD rates that form the basis of the SSD sales reserve recorded each period.  The Company obtains the historical SSD rates from its internal records.

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

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification.  Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective.  Management reviews these requests and, if approved, the Company prepares a RMA.  The Company is only obligated to accept defective parts returns.  To accommodate the Company’s customers, the Company may approve particular return requests, even though it is not obligated to do so.  Each month the Company records a sales reserve for approved RMAs covering products that have not yet been returned.  The Company does not maintain a general warranty reserve because, historically, valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and the Company can frequently resell returned parts to other customers for use in other applications. The Company monitors and assesses RMA activity and overall materiality to assess whether a general warranty reserve has become appropriate.

The Company grants price protection solely at the discretion of Pericom management.  The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall thus reducing SSD rates.  Pericom sales management prepares price protection proposals for individual products located at individual distributors.  Pericom general management reviews and approves or disapproves these proposals.  If a particular price protection arrangement is approved, the Company estimates the dollar impact based on the sales price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory.  The Company records a sales reserve in that period for the estimated amount at the time revenue is recognized.

At the discretion of Pericom management, the Company may offer rebates on specific products sold to specific end customers.  The purpose of the rebates is to allow for pricing adjustments for large programs without affecting the pricing the Company charges its distributor customers.  The Company records the rebate at the time of shipment.

Pericom typically grants payment terms of between 30 and 60 days to its customers.  The Company’s customers generally pay within those terms.  The Company grants relatively few customers sales terms that include cash discounts. Distributors are invoiced for shipments at listed book price. When the distributors pay the Company’s invoices, they may claim debits for SSDs, stock rotations, cash discounts, RMAs and price protection when appropriate.  Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer.

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

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
			Trade
		Net	Accounts
Fiscal Year Ended:		Revenues	Receivable
July 2, 2011
	Customer A	18%	16%
	Customer B	15	12
	All others	67	72
		100%	100%

July 3, 2010
	Customer A	22%	26%
	Customer B	14	9
	All others	64	65
		100%	100%

June 27, 2009
	Customer A	18%	21%
	Customer B	14	9
	All others	68	70
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning January 1, 2012. We are currently evaluating the requirements of this standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for our fiscal year beginning July 1, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

EARNINGS PER SHARE – The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings per share for each of the three years in the period ended July 2, 2011 is as follows:

	Fiscal Year Ended
(In thousands, except for per share data)	July 2, 2011	July 3, 2010	June 27, 2009
Net income attributable to Pericom shareholders	$13,463	$10,794	$6,087
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	24,923	25,412	25,417
Basic earnings per share attributable to Pericom shareholders	$0.54	$0.42	$0.24

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	24,923	25,412	25,417
Dilutive shares using the treasury stock method	331	305	209
Shares used in computing diluted earnings per share	25,254	25,717	25,626
Diluted earnings per share attributable to Pericom shareholders	$0.53	$0.42	$0.24

Options to purchase 2.4 million shares of common stock, and restricted stock units of 43,000 shares were outstanding during the year ended July 2, 2011 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.8 million shares of common stock, and restricted stock units of 76,000 shares were outstanding during the year ended July 3, 2010 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 3.1 million shares of common stock, and restricted stock units of 104,000 shares were outstanding during the year ended June 27, 2009 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive.

2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Interest receivable	$597	$769
VAT and other tax receivables	3,226	648
Government subsidy receivable	1,546	2,035
Other accounts receivable	490	488
	$5,859	$3,940

3. INVENTORIES

Inventories consist of:

	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Finished goods	$5,905	$7,601
Work-in-process	4,701	6,793
Raw materials	11,336	9,037
	$21,942	$23,431

As of July 2, 2011, the Company had reserved for $4.2 million of inventory as compared to $3.4 million at July 3, 2010.

4. PROPERTY, PLANT AND EQUIPMENT – NET

	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Machinery and equipment	$50,268	$43,291
Buildings	23,200	19,010
Computer equipment and software	15,389	13,412
Land	3,805	3,406
Furniture and fixtures	1,361	1,165
Leasehold improvements	1,174	683
Vehicles	152	108
Total	95,349	81,075
Accumulated depreciation and amortization	(44,662)	(37,764)
Construction-in-progress	10,172	7,449
Property, plant and equipment – net	$60,859	$50,760

Depreciation expense for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 was $7.7 million, $6.7 million and $7.2 million, respectively.

5. OTHER ASSETS

	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Land use rights	$6,938	$4,789
Investments in privately held companies	1,354	1,501
Deposits	239	183
Other	1,350	965
Total	$9,881	$7,438

The Company purchased land use rights from the People’s Republic of China (PRC) in 2008 for the construction of its Jinan facility and its operation for a period of 50 years. In addition, the PTI acquisition included land use rights for PTI’s properties in Shanghai.

The Company has investments in certain privately held companies which it accounts for under the cost method.  The Company reviews these investments for impairment on a periodic basis.  No impairment charges relating to investments in privately held companies were recorded during fiscal 2011, 2010 or 2009.

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.5 million, of which acquisition-related liabilities of $3.5 million remain outstanding.  Up to an additional approximately $6 million in earn-out consideration and bonus payments are also payable by the Company pursuant to the Merger Agreement upon achievement of gross profit milestones during fiscal year 2011.  Portions of the merger consideration are being held in an escrow fund in respect of the PTI shareholders’ indemnity obligations owed to Pericom.

Fair Value of Consideration Transferred (in thousands):
Cash consideration	$30,474
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672
Total	$58,233

Immediately prior to the acquisition, remeasurement of our interest in PTI led to a gain of $11.0 million, which amount is recorded in interest and other income, net in the consolidated statement of operations. This fair value measurement was based on the per share consideration paid in the transaction, including the fair value of the earn-out, applied to the number of shares held by the Company immediately prior to closing.

In accordance with ASC 805, a liability was recognized for the estimated acquisition date fair value of $4.1 million for the contingent consideration based on the probability of the achievement of PTI’s gross profit target.  As of July 2, 2011, actual achievement of PTI’s gross profit target exceeded 100% of the threshold, and the PTI stockholders will receive the maximum consideration of $4.8 million. In addition, $1.2 million of bonuses will be paid.

Allocation of Consideration Transferred

The acquisition was accounted for as a business combination under ASC 805. The purchase price of $58.2 million was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):
Net tangible assets	$26,665
Amortizable intangible assets:
Existing and core technology	7,165
Customer relationships	5,368
Backlog	365
Indefinite-lived intangible asset:
In-process research and development	3,223
Goodwill	15,447
Total	$58,233

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

The backlog fair value relates to the estimated selling cost to generate backlog at August 31, 2010. The fair value of backlog at closing was amortized over an estimated life of 3 months and is fully amortized.

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence over an expected life of 6 years. Development of the PTI IPRD products is currently estimated to be approximately 60% complete and expected to be completed in the third quarter of fiscal year 2012. Validation, testing and further re-work may be required prior to achieving volume production.

The deferred tax liability of $3.0 million associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million has been allocated to goodwill. Subsequently, goodwill was reduced by approximately $96,000 as a result of working capital adjustments pursuant to the Merger Agreement. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The amount of net revenues included in the Company’s consolidated statement of operations from the PTI acquisition date of August 31, 2010 to July 2, 2011, was approximately $16.6 million.

Pro Forma Data for the PTI Acquisition

The following table presents the unaudited pro forma results of the Company as though the PTI acquisition described above occurred at the beginning of the prior fiscal year on June 28, 2009. The data below includes the historical results of the Company and PTI on a standalone basis through the closing date of acquisition, with adjustments as noted in the supplemental information.  The pro forma results presented do not purport to be indicative of the results that would have been achieved had the acquisition been made as of that date nor of the results which may occur in the future.

	Year Ended
(unaudited)	July 2,	July 3,
(in thousands except per share)	2011	2010

Revenue	$170,509	$163,643
Net income	9,568	17,091
Net income per share - basic	0.38	0.67
Net income per share - diluted	0.38	0.66

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)	$(1,139)
Total revenue adjustment	$(383)	$(1,139)

Pro forma adjustments to net income
Depreciation and amortization	$511	$(2,737)
Earnout and compensation expense accruals	1,614	(1,613)
Eliminate the Company's share of PTI income	(468)	(2,071)
Acquisition related costs	761	(761)
Gain on previously held interest in PTI	(7,263)	8,938
Other	(155)	(313)
Total net income adjustments	$(5,000)	$1,443

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Pericom Technology, Inc.	$-	$10,876
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	2,596	2,307
Total	$2,596	$13,183

Prior to completing the PTI acquisition on August 31, 2010, the Company had a 42.04% ownership interest in PTI.  Pericom accounted for its investment in PTI prior to the acquisition using the equity method due to the Company’s significant influence over its operations. At July 3, 2010, the Company's carrying value of the investment in PTI exceeded the Company’s underlying equity in the net assets of PTI by $551,000.  PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China.  Prior to the acquisition, the Company purchased $383,000, $1.1 million and $748,000 in goods and services from PTI during the years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.  PTI owed the Company $65,000 and $83,000 at July 3, 2010 and June 27, 2009, respectively for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company.  Condensed financial information of PTI at July 3, 2010 is as follows:

(Unaudited)
As of and for the year ended
July 3,
(in thousands)	2010
Total assets	$26,875
Total liabilities	$2,546
Total equity	$24,329

Revenue	$17,869
Cost of revenues	8,798
Gross profit	9,071

Operating expenses	4,427
Income from operations	4,644
Interest and other income	440
Income tax expense	230
Net income	$4,854

The percentage at which the Company recognized its proportionate share of the income of PTI was equal to the percentage of ownership held in successive rounds of financing of PTI in which the Company participated.  The Company used the 25% allocation percentage in 2009 until all the losses recognized in prior years were recouped.  This was completed in 2009, after which Company recognized its share of PTI’s net income at its percentage ownership level.

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW.

The Company holds or has held ownership interests in various other privately held companies.  The ownership in these affiliates varied from 20% to approximately 49%.  For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of July 2, 2011, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $3.5 million.

8. ACQUISITION OF NONCONTROLLING INTEREST IN SUBSIDIARIES

Acquisition of remaining minority interest in PSE-TW

Prior to fiscal 2010, Pericom owned approximately 97.3% of PSE-TW with the remaining interest owned by other parties. In fiscal 2010, the Company purchased the remaining 2.71% of the outstanding shares of PSE-TW for approximately $1.2 million. As Pericom retained its controlling interest in PSE-TW, this was treated as an equity transaction in accordance with the provisions of ASC 810, Consolidation.

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

(in thousands)
Goodwill	$347
Core developed technology	904
IPRD	34
Total Purchase Price	$1,285

The IPRD was expensed in fiscal 2009. The core developed technology is included in intangible assets and is being amortized over a period of 5 years.

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the years ended July 2, 2011 and July 3, 2010:

	As of
	July 2,	July 3,
(in thousands)	2011	2010
Goodwill
Beginning balance	$1,681	$1,673
Acquisition of PTI, net	14,218	-
Other adjustments	(96)	-
Cumulative translation adjustments	866	8
Ending balance	$16,669	$1,681

The Company’s acquired intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	July 2, 2011			July 3, 2010
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$5,777	$(909)	$4,868	$-	$-	$-
eCERA trade name	45	(38)	7	40	(28)	12
Core developed technology	12,040	(2,648)	9,392	1,856	(1,021)	835
SaRonix supplier relationship	398	(273)	125	398	(208)	190

Total amortizable purchased intangible assets	18,260	(3,868)	14,392	2,294	(1,257)	1,037

IPRD	883	-	883	-	-	-
SaRonix trade name	415	-	415	415	-	415

Total purchased intangible assets	$19,558	$(3,868)	$15,690	$2,709	$(1,257)	$1,452

Amortization expense related to finite-lived purchased intangible assets was approximately $2.8 million in fiscal 2011, $331,000 in fiscal 2010 and $271,000 in fiscal 2009.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of July 2, 2011 or July 3, 2010.  However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier relationships, trade name, and core developed technology, which have remaining weighted average useful lives of approximately three years.  We expect our future amortization expense over the next five years associated with these assets to be:

	Fiscal Years Ending
(in thousands)	2012	2013	2014	2015	2016 and beyond	Total
Expected Amortization
Customer relationships	$942	$942	$942	$942	$1,100	$4,868
eCERA trade name	6	1	-	-	-	7
Core developed technology	1,961	1,939	1,758	1,677	2,057	9,392
SaRonix supplier relationship	65	60	-	-	-	125
	$2,974	$2,942	$2,700	$2,619	$3,157	$14,392

10. ACCRUED LIABILITIES

 Accrued liabilities consist of:
	As of the year ended
	July 2,	July 3,
(in thousands)	2011	2010

Accrued compensation	$6,979	$5,632
Acquisition-related liabilities	3,541	-
Contingent earn-out liability	4,774	-
Accrued construction liabilities	2,316	1,960
Income taxes payable	249	1,357
Sales commissions	545	639
Other accrued expenses	1,241	1,193
	$19,645	$10,781

11.  DEBT

As of July 2, 2011, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $8.7 million. The loans are denominated in New Taiwan Dollars, U.S. Dollars and Japanese Yen and carry variable rates of interest currently ranging from 0.84% to 1.35% per annum. The loans have maturities ranging from 90 to 180 days.

12.  RESTRICTED ASSETS

As of July 2, 2011, the Company had pledged and restricted assets of $7.4 million. These consist of $4.5 million in land and buildings PSE-TW has pledged for loan and credit facilities and $2.9 million of restricted cash at PAL. The PSE-TW loan and credit facility is for equipment purchases or inventory financing and currently $5.0 million is outstanding under this facility. The PAL restricted cash is in an escrow account for contingent remaining liabilities related to the PTI acquisition.

As of July 3, 2010, the Company had pledged and restricted assets of $4.1 million. These consist of land and buildings PSE-TW has pledged for loan and credit facilities. The PSE-TW loan and credit facility is for equipment purchases or inventory financing and has an October 20, 2010 maturity with the right to extend upon PSE-TW request. No amounts are currently outstanding under this facility.

13.  COMMITMENTS AND CONTINGENCIES

The future minimum commitments at July 2, 2011 are as follows:

	Fiscal Year Ending
(in thousands)	2012	2013	2014	2015 and beyond	Total
Short-term debt	$8,671	$-	$-	$-	$8,671
Operating lease payments	1,403	1,334	747	-	3,484
Capital equipment purchase commitments	630	708	-	-	1,338
Yangzhou capital injection	7,000	8,000	-	-	15,000
Total	$17,704	$10,042	$747	$-	$28,493

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of July 2, 2011.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Committee”) in China. Under the terms of the agreement, the Committee is to provide a funding, along with national and local tax incentives and other incentives. The funding would be paid in installments based on scheduled progress of the R&D Center’s development and our injection of paid-in capital. We made a $6 million capital injection in 2011 and applied for the initial agreed-upon subsidies of approximately $3.9 million. To date we have received only $773,000 which is recorded as a deferred credit under “Other long-term liabilities” on our consolidated balance sheets. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the additional capital injections in the above table would not be made.

Rent expense during the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 was $1.9 million, $1.7 million and $1.7 million, respectively.

A subsidiary of Pericom, PSE-SD, was sued in August 2011 by two construction companies, Sunmax, Wuhan and Sunmax Taiwan, that were involved in the construction of Pericom's manufacturing facility in the Jinan Development Zone in Shandong Province, PRC.  The lawsuit was filed in a court in Jinan.  The suit seeks a monetary recovery for alleged unpaid fees under a construction contract and related interest and other fees for late payment.  The Company believes that this lawsuit does not constitute a material legal proceeding.  The Company believes that any ultimate liability from it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

14.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of July 2, 2011, industrial development subsidies in the amount of $11.4 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at July 2, 2011 was $9.1 million, which amount is expected to be recognized over the next three to twenty years.

We recognized $1.3 million and $0.6 million of industrial development subsidy as a reduction of cost of goods sold and $0.2 million and $0.2 million of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the years ended July 2, 2011 and July 3, 2010, respectively.

15.  EQUITY AND COMPREHENSIVE INCOME

Effective with the beginning of fiscal 2010, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is shown on the face of the condensed consolidated statement of operations.

The Company’s subsidiary PSE-TW had noncontrolling interests for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of PSE-TW, and these shares were acquired by the Company in November 2009 for approximately $1.2 million.

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of July 2, 2011, accumulated other comprehensive income consists of $253,000 of unrealized gains net of tax and $8.8 million of accumulated currency translation gains.

16.  SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of July 2, 2011, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At July 2, 2011 the Company had four stock option plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan (“ESPP”).  The Company’s aggregate compensation cost due to option and restricted stock unit grants, and the ESPP for the twelve months ended July 2, 2011 totaled $4.3 million, as compared with $4.0 million and $3.6 million for fiscal 2010 and 2009, respectively.  The Company recognized $1.4 million, $1.2 million, and $949,000 in income tax benefit in the consolidated statements of operations for fiscal 2011, 2010 and 2009, respectively, related to the Company’s share-based compensation arrangements.  The net impact of share-based compensation for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 was a reduction in net income of $2.9 million, $2.9 million and $2.6 million, respectively, or a reduction of $0.11, $0.11 and $0.10 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock option plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 6.1 million shares of common stock as of July 2, 2011 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

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

The following table lists the assumptions the Company used to value stock options:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected life	5.5 years	5.4-5.5 years	5.2-5.3 years
Risk-free interest rate	2.46%	2.45-2.60%	1.70-3.29%
Volatility range	53-54%	53%-54%	46%-52%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of June 28, 2008 and changes during the three fiscal periods ended July 2, 2011:
	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Options outstanding at June 28, 2008	3,874	13.42	$16,677
Options granted (weighted average grant date fair value of $5.75)	374	12.98
Options exercised	(291)	5.56
Options forfeited or expired	(202)	13.14
Options outstanding at June 27, 2009	3,755	14.00	$427
Options granted (weighted average grant date fair value of $5.11)	470	10.24
Options exercised	(105)	8.72
Options forfeited or expired	(643)	23.71
Options outstanding at July 3, 2010	3,477	$11.85	$872
Options granted (weighted average grant date fair value of $4.51)	183	8.87
Options exercised	(67)	8.33
Options forfeited or expired	(619)	15.97
Options outstanding at July 2, 2011	2,974	$10.89	$645

At July 2, 2011, 2,190,000 shares were available for future grants under the option plans.  The aggregate intrinsic value of options exercised during the year ended July 2, 2011 was $137,000. The status of options vested and expected to vest and options that are currently exercisable as of July 2, 2011 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	2.9	2.4
Aggregate intrinsic value (thousand $)	$635	$549
Weighted average contractual term (years)	4.8	4.1
Weighted average exercise price	$10.91	$10.98

The Company has unamortized share-based compensation expense related to options of $2.3 million, which will be amortized to expense over a weighted average period of 2.3 years.

Additional information regarding options outstanding as of July 2, 2011 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding as of July 2, 2011	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of July 2, 2011	Weighted Average Exercise Price

$4.89	$8.40	635,373	4.56	$7.99	602,606	$8.04
$8.41	$10.01	837,224	6.58	$9.37	490,060	$9.31
$10.15	$11.47	601,358	4.70	$10.87	515,114	$10.81
$11.50	$15.45	639,769	2.99	$13.62	576,180	$13.44
$15.70	$18.10	260,396	5.24	$16.23	242,334	$16.22

$4.89	$18.10	2,974,120	4.88	$10.89	2,426,294	$10.98

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. The following table summarizes the RSUs as of June 28, 2008 and changes during the three fiscal periods ended July 2, 2011:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2008	$-	$-	-	$-
Awarded	364	10.39
Released	-	-
Forfeited	(15)	15.01
RSUs outstanding at June 27, 2009	349	$10.18	2.08	$2,980
Awarded	303	10.52
Released	(39)	12.76
Forfeited	(22)	10.41
RSUs outstanding at July 3, 2010	591	$10.18	1.66	$5,403
Awarded	249	8.70
Released	(208)	9.77
Forfeited	(40)	9.92
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253

RSUs vested and expected to vest after July 2, 2011	511	$9.78	1.50	$4,539

The Company has unamortized share-based compensation expense related to RSUs of $3.9 million, which will be amortized to expense over a weighted average period of 2.6 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 1.9 million remain available at July 2, 2011.  The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made.  Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the purchase period.  The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any offering period is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During fiscal year 2011, 2010 and 2009, the Company issued 157,000, 200,000 and 180,000 shares of common stock under this plan and the predecessor 2000 Stock Purchase Plan at weighted average prices of $6.23, $5.33 and $6.17, respectively.  The weighted average grant date fair value of the fiscal 2011, 2010 and 2009 awards were $2.36, $3.39 and $2.83 per share, respectively.

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

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected life	3 - 6 months	4.5 - 13.5 months	13.5 months
Risk-free interest rate	0.10-0.16%	0.17-0.63%	0.55-2.19%
Volatility range	39%-58%	50%-70%	61%-70%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended July 2, 2011:

	Shares	Weighted Average Purchase Price

Beginning Available	1,964,173
Purchases	(156,745)	$6.23
Plan shares expired	(1,862,721)

New plan shares	2,000,000

Ending Available	1,944,707

At July 2, 2011, the Company has $85,000 in unamortized share-based compensation related to its employee stock purchase plan.  We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next four months.

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:
	Fiscal Year Ended
(in thousands)	July 2, 2011	July 3, 2010	June 27, 2009
Cost of revenues	$250	$286	$244
Research and development	1,536	1,506	1,407
Selling, general and administrative	2,500	2,257	1,935
Pre-tax stock-based compensation expense	4,286	4,049	3,586
Income tax effect	1,409	1,159	949
Net stock-based compensation expense	$2,877	$2,890	$2,637

The amount of share-based compensation expense in inventory at July 2, 2011 and July 3, 2010 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009:
	Fiscal Year Ended
(in thousands)	July 2, 2011	July 3, 2010	June 27, 2009
Stock option plans	$3,972	$3,376	$2,770
Less income tax effect	1,409	1,159	949
Net stock option plan expense	2,563	2,217	1,821

Employee stock purchase plan	314	673	816
Less income tax effect	-	-	-
Net employee stock purchase plan expense	314	673	816
	$2,877	$2,890	$2,637

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock and on April 29, 2008, the Board authorized the repurchase of an additional $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management.  During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. During the year ended July 3, 2010, the Company repurchased 907,545 shares for an aggregate cost of $8.7 million. During the year ended June 27, 2009, the repurchases totaled 712,297 shares at an aggregate cost of $5.4 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

17. SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock.  The record date for the distribution was March 21, 2002.  The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt.  The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so.  These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group.  Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance.  Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price.  Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors.  All shares issued since March 21, 2002 contain one right. The rights will expire on March 21, 2012.  As of July 2, 2011, there were 24,716,000 rights outstanding.

18. FAIR VALUE MEASUREMENTS

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

Assets measured at fair value are summarized as follows:
	As of July 2, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$10,740	$-	$10,740	$-
US Treasury securities	602	602	-	-
Government and agency securities	9,186	-	9,186	-
State and municipal bond obligations	1,258	-	1,258	-
Corporate bonds and notes	53,699	-	53,699	-
Asset backed securities	11,338	-	11,338	-
Mortgage backed securities	10,725	-	10,725	-
Total	$97,548	$602	$96,946	$-

	As of July 3, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
US Treasury securities	$210	$210	$-	$-
Government and agency securities	15,007	-	15,007	-
State and municipal bond obligations	8,109	-	8,109	-
Corporate bonds and notes	45,613	-	45,613	-
Asset backed securities	11,675	-	11,675	-
Mortgage backed securities	8,818	-	8,818	-
Total	$89,431	$210	$89,221	$-

(1)	Included in short-term and long-term investments in marketable securities on our consolidated balance sheet

The Company had no transfers in between Level 1 and Level 2 during the years ended July 2, 2011 and July 3, 2010.

The Company’s investment in debt securities includes government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at July 2, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at July 2, 2011.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

19. RESTRUCTURING CHARGE

There were no restructuring charges for the fiscal years ended July 2, 2011 and July 3, 2010.

In fiscal 2009, the Company instituted a restructuring plan to align its costs with prevailing market conditions, incurring $584,000 of restructuring charges during the year that were primarily related to workforce reductions, of which $547,000 was paid in fiscal 2009 and the remainder paid in fiscal 2010.

20. INCOME TAXES

Income tax expense consists of Federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
	July 2,	July 3,	June 27,
($ thousands)	2011	2010	2009
Income before income taxes
U.S.	$21,009	$10,024	$4,848
Foreign	(627)	2,279	3,211
	20,382	12,303	8,059

Federal:
Current	3,155	3,502	1,302
Deferred	4,064	(179)	421
	7,219	3,323	1,723
State:
Current	(3)	7	56
Deferred	16	(315)	(277)
	13	(308)	(221)
Foreign:
Current	387	855	(474)
Deferred	-	41	1,181
	387	896	707
Total current	3,539	4,364	884
Total deferred	4,080	(453)	1,325
Total income tax expense	$7,619	$3,911	$2,209

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	July 2,	July 3,	June 27,
	2011	2010	2009

Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	-	(0.9)	(1.5)
Foreign income and withholding taxes	3.8	1.3	(4.3)
Benefits from resolution of certain tax audits and expiration of statute of limitations	(0.6)	(2.7)	(3.3)
Stock compensation	0.3	1.6	4.2
Research and development tax credits	0.3	(0.4)	(1.2)
Change in valuation allowance	-	(1.1)	2.3
Other	(0.4)	-	(2.8)
Income tax expense	37.4%	31.8%	27.4%

The components of the net deferred tax assets were as follows (in thousands):
	As of the year ended
	July 2,	July 3,
	2011	2010
Deferred tax assets:
Credit carryforwards	$3,181	$3,162
Accruals and reserves	1,867	2,134
Cumulative loss on investment	371	106
Depreciation and amortization	(1,538)	(1,383)
Net operating loss carryforward	642	542
Stock compensation	2,989	2,382
Other	438	1,009
Total	7,950	7,952
Valuation allowance	(1,062)	(965)
Deferred tax assets	$6,888	$6,987

Deferred tax liabilities:
Gain on previously held shares in unconsolidated affiliate	$(3,876)	$-
Acquired PTI intangibles and other	(2,729)	-
Deferred tax liabilities	$(6,605)	$-

As of July 2, 2011, the Company has tax credit carryforwards of approximately $4.1 million and $6,000 available to offset future state taxable income and federal taxable income, respectively.  The state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.  The federal tax credit carryforward expires in ten years; any remainder will then be deductible in the eleventh year.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. The change in valuation allowance for the years ended July 2, 2011 and July 3, 2010 was an increase of $97,000 and $146,000, respectively, primarily from an increase in the net operating losses generated in non-US subsidiaries during the periods.

Consolidated income before income taxes includes non-U.S. income (loss) of approximately $(627,000), $2.3 million and $3.2 million for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.  Pericom has not provided U.S. income taxes on a cumulative total of approximately $16.7 million of undistributed earnings reported by certain foreign subsidiaries.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The Company recorded $755,000 for unrecognized tax benefits as of July 2, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the three fiscal years from June 28, 2008 through July 2, 2011 is as follows:

Balance as of June 28, 2008	$(898,000)
Gross increases - prior period tax positions	(24,000)
Gross increases - current-period tax positions	(101,000)
Reductions as a result of a lapse of statute of limitations	267,000
Balance as of June 27, 2009	$(756,000)
Gross decreases - prior period tax positions	3,000
Gross increases - prior period tax positions	(27,000)
Gross increases - current-period tax positions	(91,000)
Reductions as a result of a lapse of statute of limitations	326,000
Balance as of July 3, 2010	$(545,000)
Gross increases - prior period tax positions	(152,000)
Gross increases - current-period tax positions	(188,000)
Reductions as a result of a lapse of statute of limitations	130,000
Balance as of July 2, 2011	$(755,000)

All of this amount would affect the corporation’s tax rate if recognized.  The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2005 through 2010. To the Company’s knowledge, there are currently no examinations underway.

As of July 2, 2011, the Company has accrued $59,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

Within the next 12 months, we do not anticipate a material decrease in the unrecognized tax benefit or any other significant changes to our tax reserves during that period.

21. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion.  There were no employer-matching contributions in fiscal 2011, 2010 or 2009.

22. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

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

Product family operating net revenues for each of the three years in the period ended July 2, 2011 is shown below:

	Years Ended
	July 2,	July 3,	June 27,
(in thousands)	2011	2010	2009
Net revenues
IC product family	$111,004	$92,290	$76,072
FCP product family	55,339	54,623	52,573
Total	$166,343	$146,913	$128,645

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets.  The Company attributes long-lived assets to the country where they are located.  The following presents net sales for each of the three years in the period ended July 2, 2011; and the net book value of long-lived assets as of July 2, 2011, July 3, 2010 and June 27, 2009 by geographical segment,

	Fiscal year ended
	July 2,	July 3,	June 27,
(in thousands)	2011	2010	2009
Net sales to countries:
Taiwan	$75,800	$74,905	$55,819
China (including Hong Kong)	57,957	40,120	43,160
United States	10,022	11,981	9,842
Others (less than 10% each)	22,564	19,907	19,824
Total net sales	$166,343	$146,913	$128,645
(in thousands)
Long-lived assets:
China (including Hong Kong)	$40,112	$27,883	$21,806
Taiwan	16,459	17,519	19,424
United States	2,913	3,751	4,445
Korea	898	1,161	1,199
Others (less than 10% each)	477	446	364
Total long-lived assets	$60,859	$50,760	$47,238

23. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended July 2, 2011 and July 3, 2010.

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(Amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	July 2,	Apr 2,	Jan 1,	Oct 2,
	2011	2011	2011	2010
Net revenues	$43,342	$39,555	$40,671	$42,775
Cost of revenues	28,173	27,190	27,058	28,240
Gross profit	15,169	12,365	13,613	14,535
Operating expenses:
Research and development	5,535	5,238	5,060	4,397
Selling, general and administrative	7,487	7,231	6,986	7,742
Total operating expenses	13,022	12,469	12,046	12,139
Income (loss) from operations	2,147	(104)	1,567	2,396
Interest and other income, net	695	1,132	614	11,936
Income before income tax expense	2,842	1,028	2,181	14,332
Income tax expense	1,281	514	446	5,378
Net income from consolidated companies	1,561	514	1,735	8,954
Equity in net income of unconsolidated affiliates	48	17	77	556
Net income	$1,609	$531	$1,812	$9,510
Basic income per share to Pericom shareholders	$0.06	$0.02	$0.07	$0.38
Diluted income per share to Pericom shareholders	$0.06	$0.02	$0.07	$0.38
Shares used in computing basic income per share	24,917	24,993	24,894	24,890
Shares used in computing diluted income per share	25,140	25,341	25,270	25,263

	For the Quarter Ended
	July 3,	Mar 27,	Dec 26,	Sep 26,
	2010	2010	2009	2009
Net revenues	$41,495	$36,661	$35,805	$32,952
Cost of revenues	26,246	23,723	23,762	22,416
Gross profit	15,249	12,938	12,043	10,536
Operating expenses:
Research and development	4,575	4,251	4,336	4,046
Selling, general and administrative	7,413	6,201	6,035	6,828
Total operating expenses	11,988	10,452	10,371	10,874
Income (loss) from operations	3,261	2,486	1,672	(338)
Interest and other income, net	1,072	1,219	1,288	1,643
Income before income tax expense	4,333	3,705	2,960	1,305
Income tax expense	1,174	1,260	1,002	475
Net income from consolidated companies	3,159	2,445	1,958	830
Equity in net income of unconsolidated affiliates	759	608	536	527
Net income	3,918	3,053	2,494	1,357
Net income attributable to noncontrolling interests	-	-	(6)	(22)
Net income attributable to Pericom shareholders	$3,918	$3,053	$2,488	$1,335
Basic income per share to Pericom shareholders	$0.16	$0.12	$0.10	$0.05
Diluted income per share to Pericom shareholders	$0.15	$0.12	$0.10	$0.05
Shares used in computing basic income per share	25,210	25,386	25,543	25,509
Shares used in computing diluted income per share	25,582	25,697	25,911	25,678

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and Chairman of the Board of Directors

Date:	August 29, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX C. HUI	Chief Executive Officer, President and	August 29, 2011
Alex C. Hui	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ AARON TACHIBANA	Chief Financial Officer	August 29, 2011
Aaron Tachibana	(Principal Financial Officer and Accounting
Officer)

/s/ JOHN CHI-HUNG HUI	Senior Vice President, R&D and Director	August 29, 2011
John Chi-Hung Hui

/s/ HAU L LEE	Director	August 29, 2011
Hau L. Lee

/s/ SIMON WONG	Director	August 29, 2011
Simon Wong

/s/ MICHAEL SOPHIE	Director	August 29, 2011
Michael Sophie

/s/ DENNIS MCKENNA	Director	August 29, 2011
Dennis McKenna

/s/ EDWARD YANG	Director	August 29, 2011
Edward Yang

Schedule II

PERICOM SEMICONDUCTOR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning	Charged to		Balance at End of
	of Period	Revenues	Deductions	Period
Reserves for returns and pricing adjustments

Fiscal year ended July 2, 2011	$2,366	$6,044	$6,692	$1,718
Fiscal year ended July 3, 2010	1,895	5,416	4,945	2,366
Fiscal year ended June 27, 2009	1,695	4,152	3,952	1,895

	Balance at			Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expense	Write-offs	Period

Allowance for doubtful accounts

Fiscal year ended July 2, 2011	$299	$32	$102	$229
Fiscal year ended July 3, 2010	268	64	33	299
Fiscal year ended June 27, 2009	255	225	212	268