Form 10-Q
period 2011-10-01
PERICOM SEMICONDUCTOR CORP
filed 2011-11-04
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Yes    ☐

No   ☒

As of November 2, 2011 the Registrant had outstanding 24,317,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended October 1, 2011

PART I.  FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 1, 2011	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,497	$30,023
Restricted cash	7,721	2,947
Short-term investments	55,662	76,266
Accounts receivable
Trade (net of allowances of $2,295 and $1,947)	22,667	28,185
Other receivables	5,663	5,859
Inventories	18,439	21,942
Prepaid expenses and other current assets	1,892	1,929
Deferred income taxes	2,501	2,564
Total current assets	141,042	169,715

Property, plant and equipment — net	58,961	60,859
Investments in unconsolidated affiliates	2,654	2,596
Deferred income taxes — non-current	4,686	4,324
Long-term investments in marketable securities	42,316	21,282
Goodwill	16,551	16,669
Intangible assets (net of accumulated amortization of $4,652 and $3,868)	14,906	15,690
Other assets	9,945	9,881
Total assets	$291,061	$301,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,079	$8,671
Accounts payable	8,983	12,221
Accrued liabilities	18,885	19,645
Total current liabilities	34,947	40,537

Industrial development subsidy	8,742	9,075
Deferred income taxes	6,574	6,605
Other long-term liabilities	2,031	2,074
Total liabilities	52,294	58,291

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock and paid in capital — no par value, 60,000,000 shares	128,435	130,960
authorized; shares issued and outstanding: October 1, 2011,
24,304,000; July 2, 2011, 24,716,000
Retained earnings	103,207	102,762
Accumulated other comprehensive income	7,125	9,003
Total shareholders’ equity	238,767	242,725
Total liabilities and shareholders’ equity	$291,061	$301,016

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Net revenues	$35,332	$42,775
Cost of revenues	22,795	28,240
Gross profit	12,537	14,535
Operating expenses:
Research and development	5,316	4,397
Selling, general and administrative	7,339	7,742
Total operating expenses	12,655	12,139
Income (loss) from operations	(118)	2,396
Interest and other income, net	1,070	11,936
Income before income taxes	952	14,332
Income tax expense	534	5,378
Net income from consolidated companies	418	8,954
Equity in net income of unconsolidated affiliates	27	556
Net income	$445	$9,510
Basic income per share	$0.02	$0.38
Diluted income per share	$0.02	$0.38
Shares used in computing basic income per share	24,491	24,890
Shares used in computing diluted income per share	24,583	25,263

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445	$9,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,070	2,231
Share-based compensation	974	1,063
Tax benefit resulting from stock option transactions	121	81
Excess tax benefit resulting from stock option transactions	—	(11)
Gain on previously held shares in PTI	—	(11,004)
Gain on sale of investments	(295)	(604)
Equity in net income of unconsolidated affiliates	(27)	(556)
Deferred taxes	(74)	3,886
Changes in assets and liabilities:
Accounts receivable	5,058	(8)
Inventories	2,940	(3,916)
Prepaid expenses and other current assets	(241)	1,906
Other assets	(117)	(344)
Accounts payable	(3,104)	(2,759)
Accrued liabilities	358	(506)
Other long-term liabilities	(166)	2,317
Net cash provided by operating activities	8,942	1,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,629)	(5,439)
Purchase of available-for-sale investments	(31,426)	(50,808)
Maturities and sales of available-for-sale investments	30,266	67,167
Acquisition of PTI, net of cash acquired	—	(15,592)
Change in restricted cash balance	(4,774)	(3,807)
Net cash used in investing activities	(7,563)	(8,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	—	330
Proceeds from short-term debt	—	6,160
Payments on short-term debt	(1,074)	—
Excess tax benefit resulting from stock option transactions	—	11
Repurchase of common stock	(3,499)	(1,409)
Net cash provided by (used in) financing activities	(4,573)	5,092

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(332)	510
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,526)	(1,591)
CASH AND CASH EQUIVALENTS:
Beginning of period	30,023	29,495
End of period	$26,497	$27,904

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of October 1, 2011, the results of operations for the three months ended October 1, 2011 and October 2, 2010 and cash flows for the three months ended October 1, 2011 and October 2, 2010.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2011.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three months ended October 1, 2011 are not necessarily indicative of the results to be expected for the entire year.  The three month periods ended October 1, 2011 and October 2, 2010 each had 13 week periods.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, PSE Technology Corporation (“PSE-TW”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). In addition, PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). The Company eliminates all intercompany balances and transactions in consolidation.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended July 2, 2011 is referred to as fiscal year 2011 or fiscal 2011, whereas the current fiscal year 2012 or fiscal 2012 will end on June 30, 2012.  Both fiscal 2011 and fiscal 2012 contain 52 weeks or 364 days. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of June.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholder equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for our fiscal quarter ending March 31, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”, which provides updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for our fiscal year beginning July 1, 2012, with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the three months ended October 1, 2011 and October 2, 2010:

(in thousands)	October 1, 2011	October 2, 2010
Beginning balance	$16,669	$1,681
Adjustments	(239)	—
PTI acquisition	—	15,543
Elimination of previous PTI goodwill	—	(1,325)
Currency translation adjustments	121	10
Ending balance	$16,551	$15,909

The adjustments to goodwill primarily relate to indemnification amounts due to the Company pursuant to the PTI acquisition merger agreement, effectively reducing the merger consideration.

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	As of the three months ended
	October 1, 2011			July 2, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$5,820	$(1,147)	$4,673	$5,777	$(909)	$4,868
eCERA trade name	43	(37)	6	45	(38)	7
Core developed technology	12,153	(3,070)	9,083	12,040	(2,648)	9,392
SaRonix supplier relationship	—	—	—	398	(273)	125

Total amortizable purchased intangible assets	18,016	(4,254)	13,762	18,260	(3,868)	14,392

IPRD	753	—	753	883	—	883
SaRonix trade name	391	—	391	415	—	415

Total purchased intangible assets	$19,160	$(4,254)	$14,906	$19,558	$(3,868)	$15,690

Amortization expense related to finite-lived purchased intangible assets was approximately $853,000 and $398,000 for the three month periods ended October 1, 2011 and October 2, 2010, respectively. Amortization of intangible assets for the three month period ended October 1, 2011 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of July 2, 2011. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships, trade names and existing and core technology, which have remaining useful lives from one to five years.  We expect our future amortization expense associated with the Company’s intangible assets to be:

	Months from October 1, 2011
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$951	$951	$951	$951	$869	$—	$4,673
eCERA trade name	6	—	—	—	—	—	6
Core developed technology	1,980	1,957	1,730	1,714	1,702	—	9,083
	$2,937	$2,908	$2,681	$2,665	$2,571	$—	$13,762

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended October 1, 2011 and October 2, 2010 are computed as follows:

	Three Months Ended
(in thousands, except per share data)	October 1, 2011	October 2, 2010
Net income	$445	$9,510
Computation of common shares outstanding — basic earnings per share:
Weighted average shares of common stock	24,491	24,890
Basic earnings per share	$0.02	$0.38
Computation of common shares outstanding — diluted earnings per share:
Weighted average shares of common stock	24,491	24,890
Dilutive shares using the treasury stock method	92	373
Shares used in computing diluted earnings per share	24,583	25,263
Diluted earnings per share	$0.02	$0.38

Options to purchase 2,787,000 and 2,405,000 shares of common stock, and restricted stock units of 96,000 and 113,000 were outstanding as of October 1, 2011 and October 2, 2010 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

(in thousands)	October 1, 2011	July 2, 2011
Raw materials	$ 8,430	$ 5,905
Work in process	4,047	4,701
Finished goods	5,962	11,336
	$18,439	$21,942

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of October 1, 2011, the Company had reserved for $4.5 million of inventory as compared to $4.2 million at July 2, 2011.  The Company attributes this increase in inventory reserves between July 2, 2011 and October 1, 2011 to increased wafer reserves, partially offset by sales or scrapping of previously reserved inventory.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	October 1, 2011	July 2, 2011
Accrued compensation	$7,435	$6,979
Acquisition-related liabilities	3,303	3,541
Contingent earn-out liability	4,774	4,774
Accrued construction liabilities	1,431	2,316
Income taxes payable	297	249
Sales commissions	562	545
Other accrued expenses	1,083	1,241
	$18,885	$19,645

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.2 million, of which acquisition-related liabilities of $3.3 million remain outstanding.  An additional approximately $6 million in earn-out consideration and bonus payments are also payable by the Company pursuant to the Merger Agreement for the achievement of gross profit milestones during fiscal year 2011.

Fair Value of Consideration Transferred (in thousands):

Cash consideration	$30,236
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672
Total	$57,995

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

In accordance with ASC 805, a liability was recognized for the estimated acquisition date fair value of $4.1 million for the contingent consideration based on the probability of the achievement of PTI’s gross profit target.  Actual achievement of PTI’s gross profit target exceeded 100% of the threshold, and the PTI stockholders will receive the maximum consideration of $4.8 million. In addition, $1.2 million of bonuses will be paid. As of October 1, 2011 there was $7.7 million of restricted cash at PAL, which will be used to settle our earn-out and acquisition-related liabilities.

Allocation of Consideration Transferred

The acquisition was accounted for as a business combination under ASC 805. The purchase price of $58.0 million was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets	$26,665
Amortizable intangible assets:
Existing and core technology	7,165
Customer relationships	5,368

Backlog	365
Indefinite-lived intangible asset:
In-process research and development	3,223
Goodwill	15,209
Total	$57,995

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

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence over an expected life of 6 years. Development of the PTI IPRD products is currently estimated to be approximately 97% complete and expected to be completed in the third quarter of fiscal year 2012. Validation, testing and further re-work may be required prior to achieving volume production.

The deferred tax liability of $3.0 million associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million was allocated to goodwill. Subsequently, goodwill has been reduced by approximately $334,000 as a result of working capital adjustments and indemnification claims pursuant to the Merger Agreement. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The amount of PTI net revenues included in the Company’s condensed consolidated statement of operations  for the three months ended October 1, 2011 was $3.3 million, and from the PTI acquisition date of August 31, 2010 to October 2, 2010, was approximately $1.8 million.

Pro Forma Data for the PTI Acquisition

The following table presents the unaudited pro forma results of the Company as though the PTI acquisition described above occurred at the beginning of the fiscal year on July 4, 2010. The data below includes the historical results of the Company and PTI on a standalone basis through the closing date of acquisition, with adjustments as noted in the supplemental information. The pro forma results presented do not purport to be indicative of the results that would have been achieved had the acquisition been made as of that date nor of the results which may occur in the future.

Three Months Ended
(unaudited) (in thousands except per share)	October 2, 2010
Revenue	$46,941
Net income	8,827
Net income per share — basic	0.35
Net income per share — diluted	0.35

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)
Total revenue adjustment	$(383)

Pro forma adjustments to net income
Depreciation and amortization	$(868)
Earnout and compensation expense accruals	(298)
Eliminate the Company’s share of PTI income	(467)
Eliminate intercompany sales and costs	(155)
Total net income adjustments	$(1,788)

7.  COMMITMENTS

The Company’s future minimum commitments at October 1, 2011 are as follows:

	Months from October 1, 2011
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$7,079	$—	$—	$—	$—	$7,079
Operating lease payments	1,690	1,370	420	8	5	3,493
Capital equipment purchase commitments	800	714	—	—	—	1,514
Yangzhou capital injection	7,000	8,000	—	—	—	15,000
Total	$16,569	$10,084	$420	$8	$5	$27,086

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of October 1, 2011.

The Company previously entered into an R&D Agreement for its Yangzhou facility that would require the capital injections shown in the table. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the above capital injections would not be made.

8.  INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment.  The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	October 1, 2011	October 2, 2010
Customer A	16%	26%
Customer B	16%	11%
Customer C	9%	10%
All others	59%	53%
	100%	100%

	Accounts Receivable
	October 1, 2011	July 2, 2010
Customer A	21%	16%
Customer B	7%	12%
All others	72%	72%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended October 1, 2011 and October 2, 2010:

	Net Revenues
	Three Months Ended
	October 1, 2011	October 2, 2010
Taiwan	$16,297	$21,501
China (including Hong Kong)	11,584	12,442
United States	1,769	2,735
Other (less than 10% each)	5,682	6,097
Total net revenues	$35,332	$42,775

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of October 1, 2011 and July 2, 2011:

	October 1, 2011	July 2, 2011
China (including Hong Kong)	$39,286	$40,112
Taiwan	15,596	16,459
United States	2,749	2,913
Korea	808	898
Others (less than 10% each)	522	477
Total long-lived assets	$58,961	$60,859

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

During the three month periods ended October 1, 2011 and October 2, 2010, the Company repurchased 456,346 and 163,161 shares for an aggregate cost of approximately $3.5 million and $1.4 million, respectively. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of October 1, 2011, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At October 1, 2011 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 6.1 million shares of common stock as of October 1, 2011 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

No stock options were granted during the three months ended October 1, 2011. The value of the Company’s stock options granted under its stock incentive plans during the three months ended October 2, 2010 was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended
October 2, 2010
Expected Life	5.5 years
Risk-free interest rate	2.46%
Volatility	54%
Dividend Yield	—

The weighted average fair value of options granted during the three months ended October 2, 2010 was $4.35.

The following table summarizes the Company’s stock option activity for the three months ended October 1, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at July 2, 2011	2,974	$10.89	4.88	$645

Granted	—
Exercised	—
Cancelled or expired	(172)	12.19
Options outstanding at October 1, 2011	2,802	$10.81	4.83	$ 39

Options vested and expected to vest at October 1, 2011	2,759	$10.83	4.78	$ 39
Options exercisable at October 1, 2011	2,340	$10.91	4.16	$ 30

At October 1, 2011, 2.3 million shares were available for future grants under the incentive plans.

At October 1, 2011, expected future compensation expense relating to options outstanding is $1.9 million, which will be amortized to expense over a weighted average period of 2.1 years.

Additional information regarding options outstanding and exercisable as of October 1, 2011 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of October 1, 2011	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of October 1, 2011	Weighted Average Exercise Price
$4.89	$ 8.40	633,000	4.23	$ 8.00	606,000	$8.03
8.41	10.01	824,000	6.32	9.36	516,000	9.32
10.15	11.50	706,000	3.84	11.06	635,000	11.04
11.81	16.03	603,000	4.51	15.06	549,000	15.03
16.59	18.10	36,000	6.27	17.65	34,000	17.66
$4.89	$18.10	2,802,000	4.83	$10.81	2,340,000	$10.91

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. A summary of activity of RSUs for the three months ended October 1, 2011 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253

Awarded	20	7.51
Released	(45)	12.16
Forfeited	(14)	9.61
RSUs outstanding at October 1, 2011	553	$9.46	1.50	$4,097

RSUs expected to vest after October 1, 2011	482	$9.48	1.41	$3,573

At October 1, 2011, expected future compensation expense relating to RSUs is $3.5 million, which will be amortized to expense over a weighted average remaining recognition period of 2.5 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.9 million remain available at October 1, 2011. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no ESPP purchases in the quarter ended October 1, 2011. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period.  The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During the quarter ended October 2, 2010, the Company issued approximately 54,300 shares of common stock under the predecessor 2000 Stock Purchase Plan at a weighted average price of $5.39.  The weighted average fair value of the awards for the quarter ended October 2, 2010 was $1.70 per share.

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

No purchase rights were granted under the Company’s Stock Purchase Plan during the three months ended October 1, 2011. The following table lists the values of the assumptions the Company used to calculate stock compensation under the predecessor 2000 Stock Purchase Plan:

Three Months Ended
October 2, 2010
Expected Life	3 months
Risk-free interest rate	0.16%
Volatility	58%
Dividend Yield	—

At October 1, 2011, the Company had $21,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next quarter.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended October 1, 2011 and October 2, 2010 generated from the plans described above:

	Three Months Ended
(In Thousands)	October 1, 2011	October 2, 2010
Cost of goods sold	$54	$73
Research and development	371	390
Selling, general and administrative	549	600
Pre-tax share-based compensation expense	974	1,063
Income tax impact	340	333
Net share-based compensation expense	$634	$730

Share-based compensation by type of award is as follows:

	Three Months Ended
(In Thousands)	October 1, 2011	October 2, 2010
Stock options	$419	$537
Restricted stock units	491	401
Stock purchase plan	64	125
Total share-based compensation expense	$974	$1,063

The amount of share-based compensation expense capitalized in inventory at October 1, 2011 and July 2, 2011 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of October 1, 2011 was $917,000. All of this amount would affect the corporation’s tax rate if recognized. In addition, as of October 1, 2011 the Company had accrued $78,000 for any interest and penalties related to unrecognized tax benefits.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, differing tax rates in income-earning foreign jurisdictions, and the inability to utilize losses in certain foreign entities to offset domestic income.

The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2005 through 2010. To the Company’s knowledge, there are currently no examinations underway.

Income Tax Expense

Income tax expense for the three months ended October 1, 2011 and October 2, 2010 was $534,000 and $5.4 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. As of October 1, 2011, the Company has recorded a valuation allowance of $1.1 million against its deferred tax assets.

12. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate is as follows:

(in thousands)	October 1, 2011	July 2, 2011
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,654	$2,596

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (SMD) production lines. For the first three months of fiscal 2012 and 2011, the Company’s allocated portion of JCP’s results was income of $27,000 and $89,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. Changes in equity including comprehensive income for the three months ended October 2, 2010 and October 1, 2011 are as follows:

(In Thousands)	Shareholders’ Equity
Balance July 3, 2010	$221,906
Net income	9,510
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	311
Translation gain (loss), net	1,614
Total comprehensive income	11,435
Issuance of common stock—options and ESPP	329
Stock expense — APIC	1,063
Stock repurchases	(1,409)
Balance October 2, 2010	$233,324

Balance July 2, 2011	$242,725
Net income	445
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(653)
Translation gain (loss), net	(1,225)
Total comprehensive income	(1,433)
Stock expense — APIC	974
Stock repurchases	(3,499)
Balance October 1, 2011	$238,767

As of October 1, 2011, accumulated other comprehensive income consists of $400,000 of unrealized losses net of tax and $7.5 million of accumulated currency translation gains.

14.  SHORT-TERM DEBT

As of October 1, 2011, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $7.1 million. The loans are denominated in New Taiwan Dollars, U.S. Dollars and Japanese Yen and carry variable rates of interest currently ranging from 0.96% to 1.49% per annum. The loans have maturities ranging from 15 to 145 days. PSE-TW has pledged $4.2 million in land and buildings for the loan and credit facilities.

15.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of October 1, 2011, industrial development subsidies in the amount of $11.5 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at October 1, 2011 was $8.7 million, which amount is expected to be recognized over the next three to twenty years.

We recognized $368,000 and $200,000 of industrial development subsidy as a reduction of cost of goods sold and $45,000 and $60,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the 3-month periods ended October 1, 2011 and October 2, 2010, respectively.

16.  INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At October 1, 2011, a summary of our investments by major security type is as follows:

	As of October 1, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$13,178	$ —	$ —	$—	$13,178
National government and agency securities	8,152	151	(1)	150	8,302
State and municipal bond obligations	1,794	—	(2)	(2)	1,792
Corporate bonds and notes	56,371	200	(690)	(490)	55,881
Asset backed securities	9,903	22	(151)	(129)	9,774
Mortgage backed securities	9,113	40	(102)	(62)	9,051
Total	$98,511	$413	$(946)	$(533)	$97,978

At July 2, 2011 a summary of our investments by major security type is as follows:

	As of July 2, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time Deposits	$10,740	$ —	$ —	$ —	$10,740
US Treasury securities	600	2	—	2	602
National government and agency securities	9,065	128	(7)	121	9,186
State and municipal bond obligations	1,250	8	—	8	1,258
Corporate bonds and notes	53,346	458	(105)	353	53,699
Asset backed securities	11,381	32	(75)	(43)	11,338
Mortgage backed securities	10,767	41	(83)	(42)	10,725
Total	$97,149	$669	$(270)	$399	$97,548

The above investments are included in short-term and long-term investments in marketable securities on our condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 1, 2011 and July 2, 2011:

	Continuous Unrealized Losses at October 1, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
National government and agency securities	$ 825	$ 1	$ —	$ —	$ 825	$ 1
State and municipal bond obligations	792	2	—	—	792	2
Corporate bonds and notes	30,406	690	—	—	30,406	690
Asset backed securities	5,951	83	527	68	6,478	151
Mortgage backed securities	5,286	19	306	83	5,592	102
	$43,260	$795	$833	$151	$44,093	$946

	Continuous Unrealized Losses at July 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
National government and agency securities	$ 2,254	$ 7	$ —	$ —	$ 2,254	$ 7
Corporate bonds and notes	12,765	103	251	2	13,016	105
Asset backed securities	4,867	64	149	11	5,016	75
Mortgage backed securities	3,407	10	336	73	3,743	83
	$23,293	$184	$736	$86	$24,029	$270

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended October 1, 2011 and October 2, 2010, proceeds from sales and maturities of available-for-sale securities were $30.3 million and $67.2 million, respectively, and realized gains were $295,000 and $604,000, respectively. Securities sales were higher than normal for the three months ended October 2, 2010 both to raise cash for the PTI acquisition and to reposition the portfolio for changing market conditions and opportunities.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of October 1, 2011. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2059.

(in thousands)	October 1, 2011
Contractual Maturities
Less than 12 months	$15,203
One to three years	37,142
Over three years	22,599
Multiple dates	23,034
Total	$97,978

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

The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis. Most of our investments are classified as Level 2 at October 1, 2011. Level 2 investment valuations are obtained from readily-available pricing sources for comparable instruments. A majority of our investments are priced by pricing vendors and are classified as Level 2 investments based on the use of observable inputs from comparable securities.

	As of October 1, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$18,774	$—	$18,774	$—
Government and agency securities	8,302	—	8,302	—
State and municipal bond obligations	1,792	—	1,792	—
Corporate bonds and notes	55,881	—	55,881	—
Asset backed securities	9,774	—	9,774	—
Mortgage backed securities	9,051	—	9,051	—
Total	$103,574	$—	$103,574	$—

(1)  $5,596 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet

The Company had no transfers into or out of Level 2 during the three months ended October 1, 2011.

The Company’s investment in debt securities includes time deposits, government securities, commercial paper, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at October 1, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We do not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other-than-temporarily impaired at October 1, 2011.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 2, 2011 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding our sales to Taiwan and China, the effect on supply chain and our operations of the 2011 Japan earthquake and tsunami, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; our tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; our exposure to interest rate risk; expectations regarding our research and development and selling, general and administrative expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	October 1, 2011	October 2, 2010
Net revenues	100.0%	100.0%
Cost of revenues	64.5%	66.0%
Gross profit	35.5%	34.0%
Operating expenses:
Research and development	15.0%	10.3%
Selling, general and administrative	20.8%	18.1%
Total	35.8%	28.4%
Income (loss) from operations	(0.3)%	5.6%
Interest and other income, net	3.0%	27.9%
Income before income taxes	2.7%	33.5%
Income tax expense	1.5%	12.6%
Net income from consolidated companies	1.2%	20.9%
Equity in net income of unconsolidated affiliates	0.1%	1.3%
Net income	1.3%	22.2%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Net revenues	$35,332	$42,775	–17.4%
% of net sales accounted for by top 5 direct customers (1)	51.0%	55.4%
Number of direct customers that each account for more than 10% of net sales	2	3
% of net sales accounted for by top 5 end customers (2)	28.9%	28.9%
Number of end customers that each account for more than 10% of net sales	—	1

(1)

Direct customers purchase products directly from us and include distributors, contract manufacturers and OEMs.

(2)

End customers are OEMs and their products are manufactured using our products.  End customers may purchase directly from us or from distributors or contract manufacturers.  For end customer data, we rely on information provided by our direct distribution and contract manufacturing customers.

We design, develop and market high-performance integrated circuits (“ICs” or IC products) and frequency control products (“FCPs” or FCP products) used in many of today's advanced electronic systems. Our IC products include products that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Net revenues decreased by $7.4 million or 17.4% in the first three months of fiscal 2012 versus the first three months of fiscal 2011 as a result of economic softness and resulting inventory reduction activity by our distributor customers. Net revenue for IC and FCP products in the first three months of fiscal 2012 versus the first quarter of fiscal 2011 reflected:

•	a decrease of $6.6 million or 22.7% in sales of IC products to $22.5 million, and
•	a decrease of $829,000 or 6.1% in sales of our FCP products to $12.8 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended October 1, 2011 and October 2, 2010:

	Three Months Ended
	October 1, 2011	October 2, 2010
Taiwan	46%	50%
China (including Hong Kong)	33%	29%
United States	5%	7%
Other (less than 10% each)	16%	14%
Total	100%	100%

For the three months ended October 1, 2011 as compared with the same period of the prior year, the percentage of our net revenues derived from sales to Taiwan decreased somewhat in favor of China as a result of continued demand for technological devices and an increasing concentration of contract manufacturing in China. Over the past several years, sales to Taiwan and China have constituted the majority of our sales. We expect this trend will continue in the future.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Net revenues	$35,332	$42,775	–17.4%
Gross profit	12,537	14,535	–13.7%
Gross profit as a percentage of net revenues (gross margin)	35.5%	34.0%

The decrease in gross profit in the first three months of fiscal 2012 as compared to the first three months of fiscal 2011 of $2.0 million is primarily the result of:

•	a 17.4% decrease in sales, which led to $2.6 million of decreased gross profit, and
•	a gross margin increase from 34.0% to 35.5%, resulting in a $0.6 million improvment in gross profit. The margin increase resulted from changes in product mix.

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

During the three months ended October 1, 2011 and October 2, 2010, gross profit and gross margin benefited as a result of the sale of inventory of $17,000 and $19,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Net revenues	$35,332	$42,775	–17.4%
Research and development	5,316	4,397	20.9%

R&D as a percentage of net revenues	15.0%	10.3%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $919,000 expense increase for the three month period ended October 1, 2011 as compared to the same period of the prior year is primarily attributable to increases of $389,000 in compensation expenses, $243,000 in depreciation and amortization, and $282,000 in facilities, rental, supplies and other operating expenditures.

We believe that continued spending on research and development to develop new products and improve manufacturing processes is critical to our long-term success, and as a result we expect to continue to invest in research and development projects.  In the short term, we intend to continue to focus on cost control as business conditions improve.  If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement further cost-cutting actions.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Net revenues	$35,332	$42,775	–17.4%
Selling, general and administrative	7,339	7,742	–5.2%

SG&A as a percentage of net revenues	20.8%	18.1%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense decrease of approximately $403,000 for the three month period ended October 1, 2011 as compared to the same period of the prior year is attributable primarily to decreased expenditures of $216,000 in compensation expenses and $511,000 for legal and accounting fees, partially offset by increases of $226,000 in depreciation and amortization expense and $97,000 in advertising, freight, web maintenance and other departmental expenses.

We anticipate that selling, general and administrative expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and marketing, as well as increased commission expense to the extent we achieve higher sales levels.  We intend to continue our focus on controlling costs.  If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement further cost-cutting actions.

Interest and Other Income

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Interest income	$933	$1,205	–22.6%
Gain on previously held interest in PTI	—	11,004
Other income (expense)	(58)	(52)
Exchange gain (loss)	195	(221)
Interest and other income	$1,070	$11,936

Interest and other income for the three month period ended October 1, 2011 decreased $10.9 million as compared with the same period of the prior year due primarily to an $11.0 million gain recorded on our previously held interest in Pericom Technology Inc. (“PTI”) last year, as well as somewhat lower returns on invested balances this year, partially offset by an exchange gain this year compared with an exchange loss last year due to currency fluctuation.

Income Tax Expense

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	% Change
Pre-tax income	$952	$14,332	–93.4%
Income tax expense	534	5,378	–90.1%

Effective tax rate	56.1%	37.5%

The increase in the effective tax rate for the three months ended October 1, 2011 over the same period of the prior year is due to the significantly reduced current period pre-tax income resulting from reduced operating income on lower sales, as well as the inability to utilize losses in certain foreign entities to offset domestic income. In addition, the pre-tax income for three month period ended October 2, 2010 included the $11.0 million gain on PTI shares owned prior to the acquisition.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended
(In thousands)	October 1, 2011	October 2, 2010	Change
Equity in net income of JCP	$27	$89	$(62)
Equity in net income of PTI	—	467	(467)
Total	$27	$556	$(529)

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three month periods ended October 1, 2011 and October 2, 2010, our allocated portion of JCP’s results was income of $27,000 and $89,000, respectively.

Equity in net income of unconsolidated affiliates for the period ended October 2, 2010 also includes our allocated portion of the net income of PTI, a British Virgin Islands corporation based in Shanghai, People’s Republic of China and Hong Kong, prior to the acquisition of the rest of PTI at the end of August 2010. Our allocated portion of PTI’s results was income of $467,000 for July and August 2010.

Liquidity and Capital Resources

As of October 1, 2011, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $124.5 million as compared with $127.6 million on July 2, 2011.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At October 1, 2011, unrealized losses on marketable securities net of taxes were $400,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at October 1, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at October 1, 2011.

As of October 1, 2011, $26.5 million was classified as cash and cash equivalents compared with $30.0 million as of July 2, 2011.  The maturities of our short term investments are staggered throughout the year so that cash requirements are met.  Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities.  For the three month period ended October 1, 2011, we spent approximately $1.6 million on property and equipment compared to $5.4 million for the three month period ended October 2, 2010.  We generated approximately $933,000 of interest income for the three month period ended October 1, 2011, as compared with $1.2 million of interest income for the three month period ended October 2, 2010. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $8.9 million for the three months ended October 1, 2011 was primarily the result of net income of $445,000, non-cash expenses of $3.1 million in depreciation and amortization and $1.0 million of share-based compensation expense, partially offset by a $295,000 gain on sale of investments in marketable securities, $27,000 equity in net income of unconsolidated affiliates and a $74,000 decrease in deferred taxes. Additional contributions to cash included decreases of $5.1 million in accounts receivable and $2.9 million in inventory, and an increase of $358,000 in accrued liabilities. Such contributions were partially offset by increases of $241,000 in prepaid expenses and other current assets, and decreases of $3.1 million in accounts payable and $166,000 in long-term liabilities. Our net cash provided by operating activities was $1.3 million in the three months ended October 2, 2010.

Our cash used in investing activities of $7.6 million for the three months ended October 1, 2011 was the result of additions to property and equipment of approximately $1.6 million, a $4.8 million increase in restricted cash balances, and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $1.2 million. Our cash used in investing activities was $8.5 million for the three months ended October 2, 2010.

Our cash used in financing activities for the three months ended October 1, 2011 of $4.6 million was primarily the result of using $3.5 million for repurchase of our common stock and a $1.1 million reduction in short-term debt. Our cash provided by financing activities was $5.1 million for the three months ended October 2, 2010.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at October 1, 2011 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1– 3 Years	3 – 5 Years	Thereafter
Short-term debt	$7,079	$7,079	$—	$—	$—
Operating leases	3,493	1,690	1,790	13	—
Capital equipment purchase obligations	1,514	800	714	—	—
Yangzhou capital injection	15,000	7,000	8,000	—	—
Total obligations	$27,086	$16,569	$10,504	$13	$—

We lease certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of October 1, 2011.

We previously entered into an R&D Agreement for our Yangzhou facility that would require the capital injections shown in the table. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the above capital injections would not be made.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, defined by Regulation S-K Item 303(a)(4).

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we reports in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision and net income;  impairment of goodwill, other intangible assets and investments, which impacts the goodwill, intangible asset and investment accounts; and stock-based compensation, which impacts costs of goods sold and operating expenses. These policies and the estimates and judgments involved are discussed further below.

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three months ended October 1, 2011, the majority of our revenues were from sales to distributors.

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

The market price for our products can be significantly different from the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from the distributor to their customer would result in low or negative margins to the distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve booked each period.  We capture these historical SSD rates from our historical records to estimate the ultimate net sales price to the distributor.

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

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. These requests are reviewed by management and when approved result in a RMA being established. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request even though we are not obligated to do so. Each month a sales reserve is recorded for the approved RMAs that have not yet been returned.  We do not keep a general warranty reserve because historically valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and parts can frequently be re-sold to other customers for use in other applications.

Price protection is granted solely at the discretion of our management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall, thus reducing SSD rates.  Our sales management prepares price protection proposals for individual products located at individual distributors. Our general management reviews these proposals and if a particular price protection arrangement is approved, the dollar impact will be estimated based on the book price reduction per unit for the products approved and the number of units of those products in the distributor’s inventory. A sales reserve is then recorded in that period for the estimated amount.

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

The revenue we record for sales to our distributors is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgments and estimates. Our estimates are based on historical experience rates, inventory levels in the distribution channel, current trends and other related factors.  However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results depend on our ability to make reliable estimates and management believes such estimates are reasonable.

PRODUCT WARRANTY.  We offer a standard one-year product replacement warranty.  In the past we have not had to accrue for a general warranty reserve, but assess the level and materiality of RMAs and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, we may determine to accept product returns beyond the standard one-year warranty period. In those instances, we accrue for the estimated cost at the time the decision to accept the return is made.  As a consequence of our standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant.  Accordingly, historical warranty costs have not been material.

SHIPPING COSTS.  Shipping costs are charged to cost of revenues as incurred.

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value.  We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and reserved if it has not moved in 365 days.  We review our assembled devices for excess and write them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, we will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. We occasionally determine that the last twelve months’ sales levels will not continue and reserve inventory in line with the quantity forecasted.  The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory and resulting in material effects on our gross margin.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS.  We perform an impairment review of our goodwill and intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill or intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our goodwill and intangible assets existed as of July 2, 2011. However, future impairment reviews could result in a charge to earnings.

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

DEFERRED TAX ASSETS. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, we experience losses for a sustained period of time, we may not be able to conclude that it is more likely than not that we will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, we may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At October 1, 2011 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $98.0 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At October 1, 2011, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized losses net of tax of $400,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

We transact business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

Customer demands for our products are volatile and difficult to predict.

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

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling three-month forecasts.  The purchase orders are subject to acceptance by each wafer supplier.  We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices.  We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries.  If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed.  Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for the suppliers' internal uses, interrupting our ability to meet our product delivery obligations.  Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations.  Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries.  The qualification process can take up to three months or longer.  Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis.

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

We do not manufacture any of our IC products.  Therefore, we are referred to in the semiconductor industry as a "fabless" producer.  We depend upon third party foundries to produce wafers and subcontractors to manufacture IC products that meet our specifications.  We currently have third party manufacturers located in China, Taiwan, Singapore, Malaysia, India, Korea and Japan that can produce products which meet our needs. However, as the industry continues to progress to smaller manufacturing and design geometries, the complexities of producing semiconductors will increase.  Decreasing geometries may introduce new problems and delays that may affect product development and deliveries.  Due to the nature of the industry and our status as a "fabless" IC semiconductor company, we could encounter fabrication-related problems that may affect the availability of our products, delay our shipments or increase our costs. We are directly involved in the manufacture of our FCP products. As technologies continue to evolve there may be manufacturing related problems that affect our FCP products. In addition, we have opened up a new FCP facility located in the Jinan Development Zone in Shandong Province, China, which also involves the uncertainties of staffing and operating a new facility in a country where we have no previous operating experience.

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

Our acquisitions may not be successful.

Our previous and potential future acquisitions could result in the following:

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

excessive usages of cash;

•

the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;

•

difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and

•

difficulties in integrating or expanding information technology systems and other financial or business processes that may lead to financial reporting issues.

In the first quarter of fiscal 2011, we completed the acquisition of outstanding PTI shares not owned by us, as described in Note 6 of Notes to Condensed Consolidated Financial Statements.  We are in the process of integrating PTI as a wholly-owned subsidiary and may experience one or more of the risks summarized above in the process of completing that integration.

As part of our business strategy, we may seek acquisition prospects that would complement our existing product offerings, improve our market coverage or enhance our technological capabilities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions.

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

We have recently undergone significant turnover of personnel in the finance department, including in significant positions. During fiscal 2010, we hired a new Chief Financial Officer, Corporate Controller, General Accounting Manager and Cost Accounting Manager. During fiscal 2011, we hired a new Accounting Manager and outsourced internal auditing activities to a certified public accounting firm. There can be no assurance that these changes will improve our finance functions, or that the finance personnel turnover we have experienced will not continue. In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future.  We had two direct customers that each accounted for more than 10% of net revenues during the three months ended October 1, 2011. As a percentage of net revenues, sales to our top five direct customers during the three months ended October 1, 2011 totaled 29%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the three months ended October 1, 2011 and the fiscal year ended July 2, 2011, sales to our distributors were approximately 68% and 69% of net revenues, respectively, as compared to approximately 62% of net revenues in the fiscal year ended July 3, 2010 and approximately 56% of net revenues in the fiscal year ended June 27, 2009. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the three months ended October 1, 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 5% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent the majority of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.  These risks include:

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

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our PSE-TW subsidiary. If a major earthquake, flood, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business. Natural disasters could also affect the operations of the distributors and contract manufacturers we sell to, as well as the operations of our end use customers, which would adversely affect our operations and financial results. Natural disasters anywhere in the world may potentially adversely affect us by harming or causing interruptions to our supply chain or the supply chains of our suppliers, direct customers or end use customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended October 1, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum$Value That May Yet be Purchased Under the Plans or Programs
July, 2011	95,072	$8.58	4,189,055	$11,511,740
August, 2011	259,548	7.51	4,448,603	9,561,684
September, 2011	101,726	7.21	4,550,329	8,828,465
Total	456,346	$7.67	4,550,329	$8,828,465

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the we expect to fund future stock repurchases from these same sources.

Item 6.

Exhibits.

Exhibit

Exhibit

Number

Description

31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation

(Registrant)

Date:

November 3, 2011

By: /s/ Alex C. Hui

Alex C. Hui

Chief Executive Officer

By: /s/ Aaron Tachibana

Aaron Tachibana

Chief Financial Officer