Form 10-Q
period 2011-12-31
PERICOM SEMICONDUCTOR CORP
filed 2012-02-03
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0254621 (I.R.S. Employer Identification No.)

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

Yes

☐

No

☒

As of January 31, 2012 the Registrant had outstanding 24,111,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 31, 2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2011	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,838	$30,023
Restricted cash	—	2,947
Short-term investments	54,595	76,266
Accounts receivable
Trade (net of allowances of $2,390 and $1,947)	19,777	28,185
Other receivables	3,937	5,859
Inventories	18,259	21,942
Prepaid expenses and other current assets	3,869	1,929
Deferred income taxes	2,323	2,564
Total current assets	127,598	169,715

Property, plant and equipment – net	58,244	60,859
Investments in unconsolidated affiliates	2,723	2,596
Deferred income taxes – non-current	4,422	4,324
Long-term investments in marketable securities	44,901	21,282
Goodwill	16,675	16,669
Intangible assets (net of accumulated amortization of $5,024 and $3,868)	14,277	15,690
Other assets	9,580	9,881
Total assets	$278,420	$301,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,352	$8,671
Accounts payable	10,520	12,221
Accrued liabilities	9,391	19,645
Total current liabilities	23,263	40,537

Industrial development subsidy	8,441	9,075
Deferred income taxes	6,425	6,605
Other long-term liabilities	1,987	2,074
Total liabilities	40,116	58,291

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 31, 2011, 24,108,000; July 2, 2011, 24,716,000	127,504	130,960
Retained earnings	102,872	102,762
Accumulated other comprehensive income	7,928	9,003
Total shareholders' equity	238,304	242,725
Total liabilities and shareholders' equity	$278,420	$301,016

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net revenues	$30,481	$40,671	$65,813	$83,446
Cost of revenues	19,504	27,058	42,299	55,298
Gross profit	10,977	13,613	23,514	28,148
Operating expenses:
Research and development	5,277	5,060	10,593	9,457
Selling, general and administrative	7,060	6,986	14,399	14,728
Total operating expenses	12,337	12,046	24,992	24,185
Income (loss) from operations	(1,360)	1,567	(1,478)	3,963
Interest and other income, net	638	614	1,708	12,550
Income (loss) before income taxes	(722)	2,181	230	16,513
Income tax expense (benefit)	(335)	446	199	5,824
Net income (loss) from consolidated companies	(387)	1,735	31	10,689
Equity in net income of unconsolidated affiliates	52	77	79	633
Net income (loss)	$(335)	$1,812	$110	$11,322
Basic income (loss) per share	$(0.01)	$0.07	$0.00	$0.45
Diluted income (loss) per share	$(0.01)	$0.07	$0.00	$0.45
Shares used in computing basic income (loss) per share	24,244	24,894	24,368	24,892
Shares used in computing diluted income (loss) per share	24,244	25,270	24,469	25,267

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,	January 1,
	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110	$11,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,977	5,123
Share-based compensation	1,906	2,064
Tax benefit resulting from stock option transactions	246	332
Excess tax benefit resulting from stock option transactions	(2)	(23)
Write off of receivables	300	—
Gain on previously held shares in PTI	—	(11,004)
Gain on sale of investments	(332)	(1,043)
Write off of property and equipment	33	68
Equity in net income of unconsolidated affiliates	(79)	(633)
Deferred taxes	33	4,091
Changes in assets and liabilities:
Accounts receivable	9,264	6,402
Inventories	3,241	(534)
Prepaid expenses and other current assets	(2,195)	(429)
Other assets	161	(173)
Accounts payable	(1,578)	(4,807)
Accrued liabilities	(1,501)	(694)
Other long-term liabilities	176	1,872
Net cash provided by operating activities	15,760	11,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,451)	(8,802)
Purchase of available-for-sale investments	(42,178)	(89,622)
Maturities and sales of available-for-sale investments	39,491	103,298
Acquisition of PTI, net of cash acquired	(7,401)	(17,080)
Change in restricted cash balance	2,947	(2,946)
Net cash used in investing activities	(10,592)	(15,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	442	966
Proceeds from short-term debt	7,526	6,767
Payments on short-term debt	(12,378)	—
Excess tax benefit resulting from stock option transactions	2	23
Repurchase of common stock	(5,804)	(1,410)
Net cash provided by (used in) financing activities	(10,212)	6,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(141)	1,096
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,185)	4,224
CASH AND CASH EQUIVALENTS:
Beginning of period	30,023	29,495
End of period	$24,838	$33,719

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2011, the results of operations for the three and six months ended December 31, 2011 and January 1, 2011 and cash flows for the six months ended December 31, 2011 and January 1, 2011. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2011.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire year. The three and six month periods ended December 31, 2011 and January 1, 2011 each had 13 and 26 week periods, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholder equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for the Company’s fiscal quarter ending March 31, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”, which provides updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company’s fiscal year beginning July 1, 2012, with early adoption permitted. The Company is currently evaluating this guidance, but it is not expected that the adoption will have a material effect on the consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the six months ended December 31, 2011 and January 1, 2011:

(in thousands)	December 31, 2011	January 1, 2011
Beginning balance	$16,669	$1,681
Adjustments	(239)	—
PTI acquisition	—	15,543
Elimination of previous PTI goodwill	—	(1,325)
Currency translation adjustments	245	558

Ending balance	$16,675	$16,457

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

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	December 31, 2011			July 2, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$5,864	$(1,395)	$4,469	$5,777	$(909)	$4,868
eCERA trade name	43	(39)	4	45	(38)	7
Core developed technology	12,242	(3,590)	8,652	12,040	(2,648)	9,392
SaRonix supplier relationship	—	—	—	398	(273)	125

Total amortizable purchased intangible assets	18,149	(5,024)	13,125	18,260	(3,868)	14,392

In-process research and development	759	—	759	883	—	883
SaRonix trade name	393	—	393	415	—	415

Total purchased intangible assets	$19,301	$(5,024)	$14,277	$19,558	$(3,868)	$15,690

Amortization expense related to finite-lived purchased intangible assets was approximately $739,000 and $1.6 million for the three and six month periods ended December 31, 2011 and $849,000 and $1.2 million for the three and six month periods ended January 1, 2011, respectively. Amortization of intangible assets for the six month period ended December 31, 2011 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of July 2, 2011. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships, trade names and existing and core technology, which have remaining useful lives from one to five years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from December 31, 2011
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$958	$958	$958	$958	$637	$—	$4,469
eCERA trade name	4	—	—	—	—	—	4
Core developed technology	2,052	1,928	1,727	1,727	1,218	—	8,652

	$3,014	$2,886	$2,685	$2,685	$1,855	$—	$13,125

 3. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six month periods ended December 31, 2011 and January 1, 2011 are computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income (loss)	$(335)	$1,812	$110	$11,322
Computation of common shares outstanding – basic earnings (loss) per share:
Weighted average shares of common stock	24,244	24,894	24,368	24,892

Basic income (loss) per share	$(0.01)	$0.07	$0.00	$0.45

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	24,244	24,894	24,368	24,892
Dilutive shares using the treasury stock method	—	376	101	375
Shares used in computing diluted income (loss) per share	24,244	25,270	24,469	25,267

Diluted income (loss) per share	$(0.01)	$0.07	$0.00	$0.45

Options to purchase 2,760,000 and 2,653,000 shares of common stock, and restricted stock units of 573,000 and 107,000 were outstanding during the three and six months ended December 31, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,503,000 and 2,454,000 shares of common stock, and restricted stock units of 49,000 and 81,000 were outstanding during the three and six months ended January 1, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. As the Company incurred a net loss for the three months ended December 31, 2011, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive in nature.

4. INVENTORIES

Inventories consist of:

(in thousands)	December 31, 2011	July 2, 2011
Raw materials	$7,758	$5,905
Work in process	3,840	4,701
Finished goods	6,661	11,336
	$18,259	$21,942

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 31, 2011, the Company had reserved for $4.1 million of inventory as compared to $4.2 million at July 2, 2011. The slight decrease is consistent with the overall decline in inventory levels.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	December 31, 2011	July 2, 2011
Accrued compensation	$6,082	$6,979
Accrued construction liabilities	893	2,316
Acquisition-related liabilities	490	3,541
Sales commissions	402	545
Contingent earn-out liability	185	4,774
Income taxes payable	93	249
Other accrued expenses	1,246	1,241
	$9,391	$19,645

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.2 million, of which acquisition-related liabilities of $490,000 remain outstanding. An additional approximately $6 million in earn-out consideration and bonus payments are the Company’s obligation pursuant to the Merger Agreement for the achievement of gross profit milestones during fiscal year 2011, of which approximately $4.6 million was paid out in the second quarter.

Fair Value of Consideration Transferred (in thousands):

Cash consideration	$30,236
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672

Total	$57,995

Immediately prior to the acquisition, remeasurement of the Company’s interest in PTI led to a gain of $11 million, which amount is recorded in interest and other income in the fiscal 2011 condensed consolidated statement of operations. This fair value measurement was based on the per share consideration paid in the transaction, including the fair value of the earn-out, applied to the number of shares held by the Company immediately prior to closing.

In accordance with Accounting Standards Codification (“ASC”) 805, a liability was recognized for the estimated acquisition date fair value of $4.1 million for the contingent consideration based on the probability of the achievement of PTI’s gross profit target. Actual achievement of PTI’s gross profit target exceeded 100% of the threshold, and the PTI stockholders earned the maximum consideration of $4.8 million. Approximately $185,000 of this contingent earn-out liability remains to be paid.

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

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence over an expected life of 6 years. Development of the PTI IPRD products is currently estimated to be approximately 98% complete and expected to be completed in the third quarter of fiscal year 2012. Validation, testing and further re-work may be required prior to achieving volume production.

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

The amount of PTI net revenues included in the Company’s condensed consolidated statement of operations for the six months ended December 31, 2011 was $6.0 million, and from the PTI acquisition date of August 31, 2010 to January 1, 2011, was approximately $7.1 million.

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

Six Months Ended
(unaudited) (in thousands except per share data)	January 1, 2011
Revenue	$87,612
Net income	10,834
Net income per share - basic	0.44
Net income per share - diluted	0.43

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)
Total revenue adjustment	$(383)

Pro forma adjustments to net income
Depreciation and amortization	$(673)
Earnout and compensation expense accruals	(298)
Eliminate the Company's share of PTI income	(467)
Eliminate intercompany sales and costs	(155)
Total net income adjustments	$(1,593)

7. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at December 31, 2011 are as follows:

	Months from December 31, 2011
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$3,352	$—	$—	$—	$—	$3,352
Operating lease payments	1,625	1,360	85	7	4	3,081
Capital equipment purchase commitments	1,274	—	—	—	—	1,274
Yangzhou capital injection	7,000	8,000	—	—	—	15,000
Total	$13,251	$9,360	$85	$7	$4	$22,707

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of December 31, 2011.

The Company previously entered into an R&D Agreement for its Yangzhou facility that would require the capital injections shown in the table. The Company is currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the above capital injections would not be made.

8. INDUSTRY AND SEGMENT INFORMATION

The Company operates and tracks its results in one reportable segment. The Company designs, develops, manufactures and markets a broad range of interface integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Customer A	18%	17%	17%	22%
Customer B	11%	11%	14%	11%
All others	71%	72%	69%	67%
	100%	100%	100%	100%

	Accounts Receivable
	December 31, 2011	July 2, 2011
Customer A	23%	16%
Customer B	6%	12%
All others	71%	72%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and six month periods ended December 31, 2011 and January 1, 2011:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Taiwan	$13,708	$15,604	$30,011	$37,105
China (including Hong Kong)	11,295	16,157	22,859	28,599
United States	1,891	2,823	3,655	5,558
Other (less than 10% each)	3,587	6,087	9,288	12,184
Total net revenues	$30,481	$40,671	$65,813	$83,446

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of December 31, 2011 and July 2, 2011:

	December 31, 2011	July 2, 2011
China (including Hong Kong)	$39,210	$40,112
Taiwan	15,330	16,459
United States	2,443	2,913
Korea	726	898
Others (less than 10% each)	535	477
Total long-lived assets	$58,244	$60,859

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

During the six month periods ended December 31, 2011 and January 1, 2011, the Company repurchased 758,463 and 163,161 shares for an aggregate cost of approximately $5.8 million and $1.4 million, respectively. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of December 31, 2011, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 31, 2011 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.8 million shares of common stock as of December 31, 2011 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended December 31, 2011 and January 1, 2011 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 31, 2011	January 1, 2011
Expected Life	5.5 years	5.5 years
Risk-free interest rate	2.46%	2.46%
Volatility	54%	54%
Dividend Yield	—	—

The weighted average fair value of options granted during the three months ended December 31, 2011 and January 1, 2011 was $3.89 and $5.45, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at July 2, 2011	2,974	$10.89	4.88	$645

Granted	142	7.65
Exercised	(5)	7.28
Cancelled or expired	(351)	13.09
Options outstanding at December 31, 2011	2,760	$10.45	5.08	$64

Options vested and expected to vest at December 31, 2011	2,704	$10.48	5.00	$62
Options exercisable at December 31, 2011	2,242	$10.69	4.29	$45

At December 31, 2011, 2.1 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the six months ended December 31, 2011 was approximately $2,000.

At December 31, 2011, expected future compensation expense relating to options outstanding is $2.0 million, which will be amortized to expense over a weighted average period of 2.4 years.

Additional information regarding options outstanding and exercisable as of December 31, 2011 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of December 31, 2011	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted Average Exercise Price

$ 4.89	$ 8.35	554,000	5.75	$7.76	390,000	$7.83
8.40	10.01	1,035,000	5.41	9.16	763,000	9.07
10.01	11.50	700,000	3.51	11.06	652,000	11.03
11.50	16.03	435,000	5.92	15.38	402,000	15.39
16.03	18.10	36,000	5.55	17.65	35,000	17.66

$ 4.89	$18.10	2,760,000	5.08	$10.45	2,242,000	$10.69

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the six months ended December 31, 2011 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253

Awarded	90	7.62
Released	(90)	10.94
Forfeited	(19)	9.44
RSUs outstanding at December 31, 2011	573	$9.22	1.50	$4,402

RSUs expected to vest after December 31, 2011	500	$9.26	1.40	$3,839

At December 31, 2011, expected future compensation expense relating to RSUs is $3.5 million, which will be amortized to expense over a weighted average remaining recognition period of 2.3 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.9 million remain available at December 31, 2011. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During the first six months of fiscal years 2012 and 2011, the Company issued 55,915 and 101,452 shares of common stock under the Stock Purchase Plan and the predecessor 2000 Stock Purchase Plan at weighted average prices of $7.22 and $5.41, respectively. The weighted average fair value of the awards for the first six months of fiscal 2012 and 2011 were $2.43 and $2.49 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation under the Stock Purchase Plan:

	Three Months Ended
	December 31,	January 1,
	2011	2011
Expected Life	6 months	6 months
Risk-free interest rate	0.05%	0.16%
Volatility	64%	47%
Dividend Yield	—	—

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 31, 2011:

	Shares	Weighted Average Purchase Price
Beginning Available	1,944,707
Purchases	(55,915)	$7.22

Ending Available	1,888,792

At December 31, 2011, the Company had $96,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next 4 months.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 31, 2011 and January 1, 2011 generated from the plans described above:

	Three Months Ended		Six Months Ended
(In Thousands)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Cost of goods sold	$47	$57	$101	$130
Research and development	357	353	728	743
Selling, general and administrative	528	591	1,077	1,191
Pre-tax share-based compensation expense	932	1,001	1,906	2,064
Income tax impact	(308)	(335)	(648)	(668)
Net share-based compensation expense	$624	$666	$1,258	$1,396

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
(In Thousands)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Stock options	$351	$516	$770	$1,053
Restricted stock units	516	430	1,007	831
Stock purchase plan	65	55	129	180
Total share-based compensation expense	$932	$1,001	$1,906	$2,064

The amount of share-based compensation expense capitalized in inventory at December 31, 2011 and July 2, 2011 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of December 31, 2011 was $826,000. All of this amount would affect the Company’s tax rate if recognized. In addition, as of December 31, 2011 the Company had accrued $78,000 for any interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, stock-based compensation from incentive stock options, differing tax rates in income-earning foreign jurisdictions, and the inability to utilize losses in certain foreign entities to offset domestic income.

The Company is subject to examination by Federal, foreign, and various state jurisdictions for the years 2005 through 2010. To the Company’s knowledge, there are currently no examinations underway.

Income Tax Expense

Income tax expense for the six months ended December 31, 2011 and January 1, 2011 was $199,000 and $5.8 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. The effective tax rates for the six months ended December 31, 2011 and January 1, 2011 were 87% and 35% respectively. The high effective tax rate in the current period is the result primarily of changes in forecasted income and the allocation of earnings between different tax jurisdictions. As of December 31, 2011, the Company has recorded a valuation allowance of $1.1 million against its deferred tax assets.

12. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

(in thousands)	December 31, 2011	July 2, 2011
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,723	$2,596

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (SMD) production lines. For the first six months of fiscal 2012 and 2011, the Company’s allocated portion of JCP’s results was income of $79,000 and $166,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. Changes in equity including comprehensive income for the six months ended January 1, 2011 and December 31, 2011 are as follows:

(In Thousands)	Shareholders' Equity
Balance July 3, 2010	$221,906
Net income	11,322
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(367)
Translation gain (loss), net	5,633
Total comprehensive income	16,588
Issuance of common stock - options and ESPP	966
Stock expense - APIC	2,064
Stock repurchases	(1,409)
Balance January 1, 2011	$240,115

Balance July 2, 2011	$242,725
Net income	110
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(669)
Translation gain (loss), net	(406)
Total comprehensive income	(965)
Issuance of common stock - options and ESPP	442
Stock expense - APIC	1,906
Stock repurchases	(5,804)
Balance December 31, 2011	$238,304

As of December 31, 2011, accumulated other comprehensive income consists of $417,000 of unrealized losses net of tax and $8.4 million of accumulated currency translation gains.

14. SHORT-TERM DEBT

As of December 31, 2011, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $3.4 million. The loans are denominated in New Taiwan Dollars and U.S. Dollars and carry variable rates of interest currently ranging from 1.27% to 1.74% per annum. The loans have maturities ranging from 4 to 175 days. PSE-TW has pledged $4.2 million in land and buildings for the loan and credit facilities.

15. INDUSTRIAL DEVELOPMENT SUBSIDY

As of December 31, 2011, industrial development subsidies in the amount of $11.6 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at December 31, 2011 was $8.4 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $321,000 and $398,000 of industrial development subsidy as a reduction of cost of goods sold and $45,000 and $67,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the three month periods ended December 31, 2011 and January 1, 2011, respectively. The Company recognized $689,000 and $598,000 of industrial development subsidy as a reduction of cost of goods sold and $90,000 and $127,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the six month periods ended December 31, 2011 and January 1, 2011, respectively.

16. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At December 31, 2011, a summary of investments by major security type is as follows:

	As of December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$12,264	$—	$—	$—	$12,264
US Treasury securities	432	1	—	1	433
National government and agency securities	8,269	134	(3)	131	8,400
State and municipal bond obligations	1,791	—	(1)	(1)	1,790
Corporate bonds and notes	55,882	298	(778)	(480)	55,402
Asset backed securities	11,325	16	(126)	(110)	11,215
Mortgage backed securities	10,040	62	(110)	(48)	9,992
Total	$100,003	$511	$(1,018)	$(507)	$99,496

At July 2, 2011 a summary of investments by major security type is as follows:

	As of July 2, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time Deposits	$10,740	$—	$—	$—	$10,740
US Treasury securities	600	2	—	2	602
National government and agency securities	9,065	128	(7)	121	9,186
State and municipal bond obligations	1,250	8	—	8	1,258
Corporate bonds and notes	53,346	458	(105)	353	53,699
Asset backed securities	11,381	32	(75)	(43)	11,338
Mortgage backed securities	10,767	41	(83)	(42)	10,725
Total	$97,149	$669	$(270)	$399	$97,548

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and July 2, 2011:

	Continuous Unrealized Losses at December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	$1,810	$3	$-	$-	$1,810	$3
State and municipal bond obligations	790	1	-	-	790	1
Corporate bonds and notes	29,070	740	482	38	29,552	778
Asset backed securities	7,377	50	809	76	8,186	126
Mortgage backed securities	4,246	14	279	96	4,525	110
	$43,293	$808	$1,570	$210	$44,863	$1,018

	Continuous Unrealized Losses at July 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	$2,254	$7	$-	$-	$2,254	$7
Corporate bonds and notes	12,765	103	251	2	13,016	105
Asset backed securities	4,867	64	149	11	5,016	75
Mortgage backed securities	3,407	10	336	73	3,743	83
	$23,293	$184	$736	$86	$24,029	$270

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the six months ended December 31, 2011 and January 1, 2011, proceeds from sales and maturities of available-for-sale securities were $39.5 million and $103.3 million, respectively, and realized gains were $332,000 and $1.0 million, respectively. Securities sales were higher than normal for the six months ended January 1, 2011 both to raise cash for the PTI acquisition and to reposition the portfolio for changing market conditions and opportunities.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of December 31, 2011. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2056.

(in thousands)	December 31, 2011
Contractual Maturities
Less than 12 months	$16,211
One to three years	41,738
Over three years	19,652
Multiple dates	21,895
Total	$99,496

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. Most of the investments are classified as Level 2 at December 31, 2011. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and most are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages.

	As of December 31, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$19,005	$—	$19,005	$—
US Treasury securities	433	433	—	—
Government and agency securities	8,400	—	8,400	—
State and municipal bond obligations	1,790	—	1,790	—
Corporate bonds and notes	55,402	—	55,402	—
Asset backed securities	11,215	—	11,215	—
Mortgage backed securities	9,992	—	9,992	—
Total	$106,237	$433	$105,804	$—

(1)

$6,741 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the six months ended December 31, 2011.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 31, 2011 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2011.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.0%	66.5%	64.3%	66.3%
Gross profit	36.0%	33.5%	35.7%	33.7%
Operating expenses:
Research and development	17.3%	12.4%	16.1%	11.3%
Selling, general and administrative	23.2%	17.2%	21.9%	17.6%
Total	40.5%	29.6%	38.0%	28.9%
Income (loss) from operations	(4.5)%	3.9%	(2.3)%	4.8%
Interest and other income, net	2.1%	1.5%	2.6%	15.0%
Income (loss) before income taxes	(2.4)%	5.4%	0.3%	19.8%
Income tax expense (benefit)	(1.1)%	1.1%	0.3%	7.0%
Net income (loss) from consolidated companies	(1.3)%	4.3%	0.1%	12.8%
Equity in net income of unconsolidated affiliates	0.2%	0.2%	0.1%	0.8%
Net income (loss)	(1.1)%	4.5%	0.2%	13.6%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
	December 31,	January 1,	%	December 31,	January 1,	%
(In thousands)	2011	2011	Change	2011	2011	Change
Net revenues	$30,481	$40,671	-25.1%	$65,813	$83,446	-21.1%
% of net sales accounted for by top 5 direct customers (1)	44.6%	46.9%		48.0%	51.2%
Number of direct customers that each account for more than 10% of net sales	2	2		2	2
% of net sales accounted for by top 5 end customers (2)	27.7%	22.9%		28.0%	2.56%
Number of end customers that each account for more than 10% of net sales	1	0		0	0

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

Net revenues decreased $10.2 million or 25.1% in the second quarter of fiscal 2012 versus the second quarter of fiscal 2011. This decrease is primarily the result of reduced end user demand due to economic softness in the PC, notebook, and consumer-product end markets, as well as lower storage product volume attributed to the Thailand flood disruptions. Net revenue for IC and FCP products in the second quarter of fiscal 2012 versus the second quarter of fiscal 2011 reflected:

•	a $8.1 million decrease in sales of IC products to $19.0 million, a decrease of 29.8%, and
•	a decrease of $2.1 million or 15.6% in sales of our FCP products to $11.5 million.

Net revenue decreased $17.6 million or 21.1% in the first half of fiscal 2012 versus the first half of fiscal 2011. This decrease reflects reductions in IC and FCP product sales:

•	a $14.7 million decrease in sales of IC products to $41.6 million, for a 26.1% sales decrease, and
•	a decrease of $2.9 million or 10.8% in sales of our FCP products to $24.2 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six months ended December 31, 2011 and January 1, 2011:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Taiwan	45%	38%	46%	44%
China (including Hong Kong)	37%	40%	35%	34%
United States	6%	7%	6%	7%
Other (less than 10% each)	12%	15%	13%	15%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	December 31,	January 1,	%	December 31,	January 1,	%
(In thousands)	2011	2011	Change	2011	2011	Change
Net revenues	$30,481	$40,671	-25.1%	$65,813	$83,446	-21.1%
Gross profit	10,977	13,613	-19.4%	23,514	28,148	-16.5%
Gross profit as a percentage of net revenues (gross margin)	36.0%	33.5%		35.7%	33.7%

The decrease in gross profit in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 of $2.6 million is the result of:

•	a 25.1% decrease in sales, which led to $3.6 million of decreased gross profit, partially offset by
•	a gross margin increase from 33.5% to 36.0%, resulting in a $1.0 million improvement in gross profit.

The decrease in gross profit in the first half of fiscal 2012 as compared to the first half of fiscal 2011 of $4.6 million is primarily the result of:

•	a 21.1% decrease in sales, which led to $6.3 million of decreased gross profit, partially offset by
•	a gross margin increase from 33.7% to 35.7%, resulting in a $1.7 million increase in gross profit.

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

During the three and six months ended December 31, 2011, gross profit and gross margin benefited as a result of the sale of inventory of $124,000 and $141,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $9,000 and $28,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	December 31,	January 1,	%	December 31,	January 1,	%
(In thousands)	2011	2011	Change	2011	2011	Change
Net revenues	$30,481	$40,671	-25.1%	$65,813	$83,446	-21.1%
Research and development	5,277	5,060	4.3%	10,593	9,457	12.0%

R&D as a percentage of net revenues	17.3%	12.4%		16.1%	11.3%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $217,000 expense increase for the three month period ended December 31, 2011 as compared to the same period of the prior year is primarily attributable to increases of $119,000 in depreciation and amortization and $81,000 in facilities and freight expenditures. The $1.1 million expense increase for the six month period ended December 31, 2011 as compared to the same period of the prior year is primarily attributable to increases of $360,000 in compensation expenses, $354,000 in depreciation and amortization, $195,000 in facilities and freight expenditures, and $143,000 in outside services such as design consultants and legal.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 31,	January 1,	%	December 31,	January 1,	%
(In thousands)	2011	2011	Change	2011	2011	Change
Net revenues	$30,481	$40,671	-25.1%	$65,813	$83,446	-21.1%
Selling, general and administrative	7,060	6,986	1.1%	14,399	14,728	-2.2%

SG&A as a percentage of net revenues	23.2%	17.2%		21.9%	17.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $74,000 for the three month period ended December 31, 2011 as compared to the same period of the prior year is attributable primarily to increased charges of $300,000 for receivables write-offs partially offset by decreases of $277,000 in compensation expenses. The expense decrease of approximately $329,000 for the six month period ended December 31, 2011 as compared to the same period of the prior year is attributable primarily to decreased expenditures of $550,000 in compensation expenses and $418,000 for legal and accounting fees and other outside services, partially offset by increases of $263,000 in depreciation and amortization expense and $300,000 of charges for receivables write-offs.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	December 31,	January 1,	%	December 31,	January 1,	%
(In thousands)	2011	2011	Change	2011	2011	Change
Interest income	$648	$1,033	-37.3%	$1,581	$2,238	-29.4%
Gain on previously held interest in PTI	—	—		—	11,004
Other income (expense)	(97)	(226)		(155)	(277)
Exchange gain (loss)	87	(193)		282	(415)
Interest and other income	$638	$614		$1,708	$12,550

Interest and other income for the three month period ended December 31, 2011 increased $24,000 as compared with the same period of the prior year due primarily to an exchange gain this year compared with an exchange loss last year due to currency fluctuation, partially offset by somewhat lower returns and realized gains on invested balances this year. Interest and other income for the six month period ended December 31, 2011 decreased $10.8 million as compared with the same period of the prior year due primarily to an $11.0 million gain recorded on our previously held interest in Pericom Technology Inc. (“PTI”) last year, as well as somewhat lower returns on invested balances this year, partially offset by an exchange gain this year compared with an exchange loss last year.

Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
	December 31,	October 1,	January 1,	December 31,	January 1,
(In thousands)	2011	2011	2011	2011	2011
Pre-tax income (loss)	$(722)	$952	$2,181	$230	$16,513
Income tax expense (benefit)	(335)	534	446	199	5,824

Effective tax rate	46%	56%	20%	87%	35%

The pretax loss for the quarter ended December 31, 2011 meant that we were over-accrued for income taxes for the fiscal year-to-date. The tax benefit of $335,000 in the quarter adjusted our year-to-date taxes to the appropriate level. The increase in the effective tax rate to 87% for the six month period ended December 31, 2011 as compared with 35% for the same period of the prior year is due primarily to changes in forecasted income and the allocation of earnings between different tax jurisdictions.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Six Months Ended
	December 31,	January 1,		December 31,	January 1,
(In thousands)	2011	2011	Change	2011	2011	Change
Equity in net income of JCP	$52	$77	$(25)	$79	$166	$(87)
Equity in net income of PTI	—	—	—	—	467	(467)

Total	$52	$77	$(25)	$79	$633	$(554)

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and six month periods ended December 31, 2011, the Company’s allocated portion of JCP’s results was income of $52,000 and $79,000, respectively, as compared with income of $77,000 and $166,000 for the three and six month periods ended January 1, 2011, respectively.

Equity in net income of unconsolidated affiliates for the six month period ended January 1, 2011 also includes our allocated portion of the net income of PTI prior to the acquisition of the rest of PTI at the end of August 2010. Our allocated portion of PTI’s results was income of $467,000 for July and August 2010.

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $124.3 million as compared with $127.6 million on July 2, 2011.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 31, 2011, unrealized losses on marketable securities net of taxes were $417,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 31, 2011 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at December 31, 2011.

As of December 31, 2011, $24.8 million was classified as cash and cash equivalents compared with $30.0 million as of July 2, 2011. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the six month period ended December 31, 2011, we spent approximately $3.5 million on property and equipment compared to $8.8 million for the six month period ended January 1, 2011. We generated approximately $1.6 million of interest income for the six month period ended December 31, 2011, as compared with $2.2 million of interest income for the six month period ended January 1, 2011. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $15.8 million for the six months ended December 31, 2011 was primarily the result of net income of $110,000, non-cash expenses of $6.0 million in depreciation and amortization, $1.9 million of share-based compensation expense and $300,000 of receivables write off, partially offset by a $332,000 gain on sale of investments in marketable securities and $79,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $9.3 million in accounts receivable and $3.2 million in inventory, and an increase of $161,000 in other assets. Such contributions were partially offset by increases of $2.2 million in prepaid expenses and other current assets, and decreases of $1.6 million in accounts payable and $1.5 million in accrued liabilities. Our net cash provided by operating activities was $11.9 million in the six months ended January 1, 2011.

Our cash used in investing activities of $10.6 million for the six months ended December 31, 2011 was the result of additions to property and equipment of approximately $3.5 million, payment of PTI earnout and purchase consideration of $7.4 million, and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $2.7 million, partially offset by a $2.9 million decrease in restricted cash balances. Our cash used in investing activities was $15.2 million for the six months ended January 1, 2011.

Our cash used in financing activities for the six months ended December 31, 2011 of $10.2 million was primarily the result of using $5.8 million for repurchase of our common stock and repayments of short-term debt exceeding draws by $4.9 million. Our cash provided by financing activities was $6.3 million for the six months ended January 1, 2011.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 31, 2011 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Short-term debt	$3,352	$3,352	$—	$—	$—
Operating leases	3,081	1,625	1,445	11	—
Capital equipment purchase obligations	1,274	1,274	—	—	—
Yangzhou capital injection	15,000	7,000	8,000	—	—
Total obligations	$22,707	$13,251	$9,445	$11	$—

We lease certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of December 31, 2011.

We previously entered into an R&D Agreement for our Yangzhou facility that would require the capital injections shown in the table. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the additional capital injections would not be made.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 31, 2011, the majority of our revenues were from sales to distributors.

We sell products to large, domestic distributors at the price listed in our price book for that distributor. We recognize revenue at the time of shipment. At the time of sale we record a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The sales reserve is offset against revenues, which then leads to the net revenue amount reported.

The market price for our products can be significantly different from the book price at which the product was sold to the distributor. When the market price, as compared with the book price, of a particular sales opportunity from the distributor to their customer would result in low or negative margins to the distributor, a ship from stock and debit is negotiated with the distributor. SSD history is analyzed and used to develop SSD rates that form the basis of the SSD sales reserve recorded each period. We capture these historical SSD rates from our historical records to estimate the ultimate net sales price to the distributor.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 31, 2011 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $99.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 31, 2011, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized losses net of tax of $417,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries. The qualification process can take up to three and six months or longer. Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis.

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

In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which has disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products and manufacturing equipment. While we believe our supply requirements are relatively secure, we are closely monitoring the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. Such supply chain disruptions stemming from the occurrences in Japan could negatively impact our ability to procure an adequate supply to fulfill our customers’ demand for our products.

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

In the past two years, we have undergone significant turnover of personnel in the finance department, including in significant positions. During fiscal 2010, we hired a new Chief Financial Officer and Corporate Controller. During fiscal 2011, we hired a new Accounting Manager and outsourced internal auditing activities to a certified public accounting firm. There can be no assurance that these changes will improve our finance functions, or that the finance personnel turnover we have experienced will not continue. In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 107 patents covering certain aspects of our product designs and have seven additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers that each accounted for more than 10% of net revenues during the six months ended December 31, 2011. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 31, 2011 totaled 48%.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 31, 2011 and the fiscal year ended July 2, 2011, sales to our distributors were approximately 67% and 69% of net revenues, respectively, as compared to approximately 62% of net revenues in the fiscal year ended July 3, 2010 and approximately 56% of net revenues in the fiscal year ended June 27, 2009. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the six months ended December 31, 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent the majority of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

Our headquarters and some of our major suppliers' manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our PSE-TW subsidiary. Thailand experienced floods in the quarter ended December 31, 2011, which interrupted the industry’s supply chain for storage products and impacted our sales as well. If a major earthquake, flood, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business. Natural disasters could also affect the operations of the distributors and contract manufacturers we sell to, as well as the operations of our end use customers, which would adversely affect our operations and financial results. Natural disasters anywhere in the world may potentially adversely affect us by harming or causing interruptions to our supply chain or the supply chains of our suppliers, direct customers or end use customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
October, 2011	48,032	$7.27	4,598,361	$8,479,489
November, 2011	100,000	7.69	4,698,361	7,710,444
December, 2011	154,085	7.71	4,852,446	6,522,900

Total	302,117	$7.63	4,852,446	$6,522,900

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

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

February 3, 2012

By:  /s/ Alex C. Hui

Alex C. Hui

Chief Executive Officer

By: /s/ Aaron Tachibana

Aaron Tachibana

Chief Financial Officer