Form 10-Q
period 2012-03-31
PERICOM SEMICONDUCTOR CORP
filed 2012-05-04
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]

Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)

Yes [ ] No [X]

As of May 2, 2012 the Registrant had outstanding 23,619,000 shares of Common Stock.

Pericom Semiconductor Corporation
Form 10-Q for the Quarter Ended March 31, 2012
INDEX

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2012	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,823	$30,023
Restricted cash	—	2,947
Short-term investments	79,021	76,266
Accounts receivable
Trade (net of allowances of $2,140 and $1,947)	21,368	28,185
Other receivables	3,752	5,859
Inventories	17,185	21,942
Prepaid expenses and other current assets	3,703	1,929
Deferred income taxes	2,419	2,564
Total current assets	147,271	169,715

Property, plant and equipment – net	57,262	60,859
Investments in unconsolidated affiliates	2,724	2,596
Deferred income taxes – non-current	4,284	4,324
Long-term investments in marketable securities	26,132	21,282
Goodwill	16,779	16,669
Intangible assets (net of accumulated amortization of $5,868 and $3,868)	13,601	15,690
Other assets	9,748	9,881
Total assets	$277,801	$301,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,840	$8,671
Accounts payable	11,748	12,221
Accrued liabilities	7,907	19,645
Total current liabilities	23,495	40,537
Industrial development subsidy	8,252	9,075
Deferred income taxes	6,330	6,605
Other long-term liabilities	1,934	2,074
Total liabilities	40,011	58,291
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid in capital – no par value, 60,000,000 shares authorized; shares issued and outstanding: March 31, 2012, 23,750,000; July 2, 2011, 24,716,000	125,090	130,960
Retained earnings	102,605	102,762
Accumulated other comprehensive income	10,095	9,003
Total shareholders’ equity	237,790	242,725
Total liabilities and shareholders’ equity	$277,801	$301,016

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net revenues	$33,378	$39,555	$99,191	$123,001
Cost of revenues	21,789	27,190	64,088	82,488
Gross profit	11,589	12,365	35,103	40,513
Operating expenses:
Research and development	5,669	5,238	16,262	14,695
Selling, general and administrative	7,114	7,231	21,513	21,960
Total operating expenses	12,783	12,469	37,775	36,655
Income (loss) from operations	(1,194)	(104)	(2,672)	3,858
Interest and other income, net	847	1,132	2,555	13,683
Income (loss) before income taxes	(347)	1,028	(117)	17,541
Income tax expense (benefit)	(76)	514	123	6,338
Net income (loss) from consolidated companies	(271)	514	(240)	11,203
Equity in net income of unconsolidated affiliates	4	17	83	651
Net income (loss)	$(267)	$531	$(157)	$11,854
Basic income (loss) per share	$(0.01)	$0.02	$(0.01)	$0.48
Diluted income (loss) per share	$(0.01)	$0.02	$(0.01)	$0.47
Shares used in computing basic income (loss) per share	24,030	24,993	24,255	24,926
Shares used in computing diluted income (loss) per share	24,030	25,341	24,255	25,291

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(157)	$11,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,959	7,878
Share-based compensation	2,833	3,255
Tax benefit resulting from stock option transactions	382	715
Excess tax benefit resulting from stock option transactions	(4)	(101)
Write-off of receivables	300	—
Gain on previously held shares in PTI	—	(11,004)
Gain on sale of investments	(556)	(1,520)
Write-off of property and equipment	292	68
Equity in net income of unconsolidated affiliates	(83)	(651)
Deferred taxes	(56)	4,091
Changes in assets and liabilities:
Accounts receivable	8,203	4,515
Inventories	4,617	2,604
Prepaid expenses and other current assets	(1,962)	(707)
Other assets	75	(225)
Accounts payable	(451)	(4,502)
Accrued liabilities	(2,401)	(3,089)
Other long-term liabilities	41	1,638
Net cash provided by operating activities	20,032	14,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,108)	(9,661)
Purchase of available-for-sale investments	(84,080)	(158,187)
Maturities and sales of available-for-sale investments	76,749	161,447
Acquisition of PTI, net of cash acquired	(8,076)	(17,514)
Change in restricted cash balance	2,947	(2,947)
Net cash used in investing activities	(17,568)	(26,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	525	1,043
Proceeds from short-term debt	10,743	6,446
Payments on short-term debt	(15,206)	—
Excess tax benefit resulting from stock option transactions	4	101
Repurchase of common stock	(9,223)	(2,483)
Net cash provided by (used in) financing activities	(13,157)	5,107
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	493	765
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,200)	(6,171)
CASH AND CASH EQUIVALENTS:
Beginning of period	30,023	29,495
End of period	$19,823	$23,324

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2012, the results of operations for the three and nine months ended March 31, 2012 and April 2, 2011 and cash flows for the nine months ended March 31, 2012 and April 2, 2011. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2011.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year. The three and nine month periods ended March 31, 2012 and April 2, 2011 each had 13 and 39 week periods, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in the overall demand for products offered by the Company; changes in customer relationships; acquisitions and the subsequent integration of the acquired entity with the Company; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations and environmental laws; availability of necessary components; interruptions at wafer suppliers and subcontractors; fluctuations in currencies given the Company’s sales and operations being heavily weighted and paid in foreign currencies; and the Company’s ability to attract and retain employees necessary to support its growth.

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, PSE Technology Corporation (“PSE-TW”), Pericom Semiconductor Hong Kong Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). In addition, PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation (“PSE-SD”) and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). The Company eliminates all intercompany balances and transactions in consolidation.

FISCAL PERIOD — For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended July 2, 2011 is referred to as fiscal year 2011 or fiscal 2011, whereas the current fiscal year 2012 or fiscal 2012 will end on June 30, 2012. Both fiscal 2011 and fiscal 2012 contain 52 weeks or 364 days. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of June.

WARRANTY — The Company offers a standard one-year product replacement warranty. In the past, the Company has not had to accrue for a general warranty reserve, but assesses the level and materiality of return material authorizations (“RMA”s) and determines whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, management may determine to accept product returns beyond the standard one-year warranty period. In those instances, the Company accrues for the estimated cost at the time management decides to accept the return. Because of the

Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholder equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for the Company’s fiscal year beginning July 1, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”, which provides updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company’s fiscal year beginning July 1, 2012, with early adoption permitted. The Company is currently evaluating this guidance, but it is not expected that the adoption will have a material effect on the consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the nine months ended March 31, 2012 and April 2, 2011:

(in thousands)	March 31, 2012	April 2, 2011
Beginning balance	$16,669	$1,681
PTI acquisition	—	15,543
Elimination of previous PTI goodwill	—	(1,325)
Adjustments	(239)	(95)
Currency translation adjustments	349	639
Ending balance	$16,779	$16,443

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

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	March 31, 2012			July 2, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$5,900	$(1,646)	$4,254	$5,777	$(909)	$4,868
eCERA trade name	44	(42)	2	45	(38)	7
Core developed technology	13,120	(4,180)	8,940	12,040	(2,648)	9,392
SaRonix supplier relationship	—	—	—	398	(273)	125

Total amortizable purchased intangible assets	19,064	(5,868)	13,196	18,260	(3,868)	14,392

In-process research and development	—	—	—	883	—	883
SaRonix trade name	405	—	405	415	—	415

Total purchased intangible assets	$19,469	$(5,868)	$13,601	$19,558	$(3,868)	$15,690

Amortization expense related to finite-lived purchased intangible assets was approximately $778,000 and $2.4 million for the three and nine month periods ended March 31, 2012 and $628,000 and $1.9 million for the three and nine month periods ended April 2, 2011, respectively. Amortization of intangible assets for the nine month period ended March 31, 2012 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

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

The finite-lived purchased intangible assets consist of supplier and customer relationships, trade names and existing and core technology, which have remaining useful lives from one to five years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from March 31, 2012
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$963	$963	$963	$963	$402	$—	$ 4,254
eCERA trade name	2	—	—	—	—	—	2
Core developed technology	2,128	2,007	1,864	1,864	1,077	—	8,940
	$3,093	$2,970	$2,827	$2,827	$1,479	$—	$13,196

3. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and nine month periods ended March 31, 2012 and April 2, 2011 are computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income (loss)	($267)	$531	($157)	$11,854
Computation of common shares outstanding — basic earnings (loss) per share:
Weighted average shares of common stock	24,030	24,993	24,255	24,926
Basic income (loss) per share	($0.01)	$0.02	($0.01)	$0.48
Computation of common shares outstanding — diluted income (loss) per share:
Weighted average shares of common stock	24,030	24,993	24,255	24,926
Dilutive shares using the treasury stock method	—	348	—	365
Shares used in computing diluted income (loss) per share	24,030	25,341	24,255	25,291
Diluted income (loss) per share	($0.01)	$0.02	($0.01)	$0.47

Options to purchase 2,611,000 and 2,724,000 shares of common stock, and restricted stock units of 518,000 and 548,000 were outstanding during the three and nine months ended March 31, 2012 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,417,000 and 2,442,000 shares of common stock, and restricted stock units of 95 and 54,000 were outstanding during the three and nine months ended April 2, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. As the Company incurred a net loss for the three and nine months ended March 31, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

4. INVENTORIES

Inventories consist of:

(in thousands)	March 31, 2012	July 2, 2011
Raw materials	$7,372	$5,905
Work in process	4,479	4,701
Finished goods	5,334	11,336
	$17,185	$21,942

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 31, 2012, the Company had reserved for $4.2 million of inventory which was the same as $4.2 million of inventory reserves at July 2, 2011.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	March 31, 2012	July 2, 2011
Accrued compensation	$5,210	$6,979
Accrued construction liabilities	846	2,316
Sales commissions	452	545
Income taxes payable	161	249
Contingent earn-out liability	—	4,774
Acquisition-related liabilities	—	3,541
Other accrued expenses	1,238	1,241
	$7,907	$19,645

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) for cash consideration of $30.2 million. An additional approximately $6 million in earn-out consideration and bonus payments were the

Company’s obligation pursuant to the Merger Agreement for the achievement of gross profit milestones during fiscal year 2011, and the payout of this amount was completed in the third quarter.

Fair Value of Consideration Transferred (in thousands):

Cash consideration	$30,236
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672
Total	$57,995

Immediately prior to the acquisition, remeasurement of the Company’s interest in PTI led to a gain of $11 million, which amount was recorded in interest and other income in the fiscal 2011 condensed consolidated statement of operations. This fair value measurement was based on the per share consideration paid in the transaction, including the fair value of the earn-out, applied to the number of shares held by the Company immediately prior to closing.

In accordance with Accounting Standards Codification (“ASC”) 805, a liability was recognized for the estimated acquisition date fair value of $4.1 million for the contingent consideration based on the probability of the achievement of PTI’s gross profit target. Actual achievement of PTI’s gross profit target exceeded 100% of the threshold, and the PTI stockholders earned the maximum consideration of $4.8 million, and the payout of this amount was completed in the third quarter of fiscal year 2012.

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

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPRD projects, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence over an expected life of 6 years. Development of the PTI IPRD products was completed during the three months ended March 31, 2012.

The deferred tax liability of $3.0 million associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million was allocated to goodwill. Subsequently, goodwill has been reduced by approximately $334,000 as a result of working capital adjustments and indemnification claims pursuant to the Merger Agreement. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The amount of PTI net revenues included in the Company’s condensed consolidated statement of operations for the nine months ended March 31, 2012 was $9.1 million, and from the PTI acquisition date of August 31, 2010 to April 2, 2011, was approximately $11.3 million.

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

Nine Months Ended
(unaudited) (in thousands except per share data)	April 2, 2011
Revenue	$127,167
Net income	11,365
Net income per share—basic	0.46
Net income per share—diluted	0.45

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)
Total revenue adjustment	$(383)

Pro forma adjustments to net income
Depreciation and amortization	$(673)
Earnout and compensation expense accruals	(298)
Eliminate the Company’s share of PTI income	(467)
Eliminate intercompany sales and costs	(155)
Total net income adjustments	$(1,593)

7. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at March 31, 2012 are as follows:

	Months from March 31, 2012
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$3,840	$—	$—	$—	$—	$3,840
Operating lease payments	1,641	1,104	195	39	2	2,981
Capital equipment purchase commitments	1,319	—	—	—	—	1,319
Yangzhou capital injection	7,000	8,000	—	—	—	15,000
Total	$13,800	$9,104	$195	$39	$2	$23,140

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013 but with two consecutive options to extend for an additional five years each.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of March 31, 2012.

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

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Customer A	18%	16%	17%	20%
Customer B	14%	19%	14%	14%
All others	68%	65%	69%	66%
	100%	100%	100%	100%

	Accounts Receivable
	March 31, 2012	July 2, 2011
Customer A	24%	16%
Customer B	10%	12%
All others	66%	72%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and nine month periods ended March 31, 2012 and April 2, 2011:

	Net Revenues
	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Taiwan	$15,227	$18,724	$45,232	$55,829
China (including Hong Kong)	11,543	13,712	34,422	42,311
United States	2,010	2,294	5,670	7,852
Other (less than 10% each)	4,598	4,825	13,867	17,009
Total net revenues	$33,378	$39,555	$99,191	$123,001

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of March 31, 2012 and July 2, 2011:

(in thousands)	March 31, 2012	July 2, 2011
China (including Hong Kong)	$38,660	$40,112
Taiwan	15,261	16,459
United States	2,328	2,913
Korea	574	898
Others (less than 10% each)	439	477
Total long-lived assets	$57,262	$60,859

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

During the three and nine month periods ended March 31, 2012, the Company repurchased 425,766 and 1,184,229 shares for an aggregate cost of approximately $3.4 million and $9.2 million, respectively. During the three and nine month periods ended April 2, 2011, the Company repurchased 115,718 and 278,879 shares for an aggregate cost of approximately $1.1 million and $2.5 million, respectively. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of March 31, 2012, the Company had approximately $3.1 million of repurchase authority remaining.

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of March 31, 2012, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 31, 2012 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.6 million shares of common stock as of March 31, 2012 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

No stock options were granted during the three months ended March 31, 2012 or April 2, 2011.

The following table summarizes the Company’s stock option activity for the nine months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at July 2, 2011	2,974	$10.89	4.88	$645

Granted	142	7.65
Exercised	(16)	7.73
Cancelled or expired	(489)	12.67
Options outstanding at March 31, 2012	2,611	$10.40	5.07	$187

Options vested and expected to vest at March 31, 2012	2,566	$10.43	5.01	$178
Options exercisable at March 31, 2012	2,159	$10.65	4.38	$113

At March 31, 2012, 2.1 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2012 was approximately $6,000.

At March 31, 2012, expected future compensation expense relating to options outstanding is $1.7 million, which will be amortized to expense over a weighted average period of 2.3 years.

Additional information regarding options outstanding and exercisable as of March 31, 2012 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of March 31, 2012	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2012	Weighted Average Exercise Price
$ 4.89	$ 8.18	527,000	5.63	$7.74	375,000	$7.79
8.24	8.88	532,000	4.27	8.52	441,000	8.51
8.94	10.20	522,000	6.01	9.80	373,000	9.76
10.25	11.50	565,000	3.96	10.98	525,000	10.94
11.81	18.10	465,000	5.64	15.56	445,000	15.57
$ 4.89	$18.10	2,611,000	5.07	$10.40	2,159,000	$10.65

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the nine months ended March 31, 2012 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253

Awarded	110	7.72
Released	(147)	9.97
Forfeited	(37)	9.67
RSUs outstanding at March 31, 2012	518	$9.24	1.45	$4,190

RSUs expected to vest after March 31, 2012	454	$9.27	1.36	$3,671

At March 31, 2012, expected future compensation expense relating to RSUs is $3.1 million, which will be amortized to expense over a weighted average remaining recognition period of 2.3 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.9 million remain available at March 31, 2012. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended March 31, 2012 and April 2, 2011. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During the first nine months of fiscal years 2012 and 2011, the Company issued 55,915 and 101,452 shares of common stock under the Stock Purchase Plan and the predecessor 2000 Stock Purchase Plan at weighted average prices of $7.22 and $5.41, respectively. The weighted average fair value of the awards for the first nine months of fiscal 2012 and 2011 were $2.43 and $2.49 per share, respectively.

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

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 31, 2012:

	Shares	Weighted Average Purchase Price
Beginning Available	1,944,707
Purchases	(55,915)	$7.22
Ending Available	1,888,792

At March 31, 2012, the Company had $24,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended March 31, 2012 and April 2, 2011 generated from the plans described above:

	Three Months Ended		Nine Months Ended
(In Thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Cost of goods sold	60	$62	$161	$192
Research and development	371	421	1,099	1,164
Selling, general and administrative	496	708	1,573	1,899
Pre-tax share-based compensation expense	927	1,191	2,833	3,255
Income tax impact	(41)	(398)	(689)	(1,066)
Net share-based compensation expense	$886	$793	$2,144	$2,189

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
(In Thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Stock options	$304	$553	$1,074	$1,606
Restricted stock units	549	571	1,556	1,402
Stock purchase plan	74	67	203	247
Total share-based compensation expense	$927	$1,191	$2,833	$3,255

The amount of share-based compensation expense capitalized in inventory at March 31, 2012 and July 2, 2011 is immaterial.

11. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of March 31, 2012 was $818,000. All of this amount would affect the Company’s tax rate if recognized. In addition, as of March 31, 2012 the Company had accrued $84,000 for any interest and penalties related to unrecognized tax benefits.

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

Income Tax Expense

Income tax expense for the nine months ended March 31, 2012 and April 2, 2011 was $123,000 and $6.3 million, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. The effective tax rate for the nine months ended March 31, 2012 is not meaningful since the Company had a pretax loss for the period, and the tax resulted from the allocation of earnings between different tax jurisdictions. The effective tax rate for the nine months ended April 2, 2011 was 36%. As of March 31, 2012, the Company has recorded a valuation allowance of $1.1 million against its deferred tax assets.

12. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

(in thousands)	March 31, 2012	July 2, 2011
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,724	$2,596

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (SMD) production lines. For the first nine months of fiscal 2012 and 2011, the Company’s allocated portion of JCP’s results was income of $83,000 and $184,000, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. Changes in equity including comprehensive income for the nine months ended April 2, 2011 and March 31, 2012 are as follows:

(In Thousands)	Shareholders’ Equity
Balance July 3, 2010	$221,906
Net income	11,854
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	(630)
Translation gain (loss), net	5,836
Total comprehensive income	17,060
Issuance of common stock – options and ESPP	1,043
Stock expense – APIC	3,255
Stock repurchases	(2,483)
Balance April 2, 2011	$240,781

Balance July 2, 2011	$242,725
Net loss	(157)
Other comprehensive income
Unrealized gain (loss) on securities available for sale, net	85
Translation gain (loss), net	1,007
Total comprehensive income	935
Issuance of common stock – options and ESPP	525
Stock expense – APIC	2,828
Stock repurchases	(9,223)
Balance March 31, 2012	$237,790

As of March 31, 2012, accumulated other comprehensive income consists of $338,000 of unrealized gains net of tax and $9.8 million of accumulated currency translation gains.

14. SHORT-TERM DEBT

As of March 31, 2012, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $3.8 million. The loans are denominated in U.S. Dollars and Japanese Yen and carry variable rates of interest currently ranging from 1.30% to 1.74% per annum. The loans have maturities ranging from 43 to 175 days. PSE-TW has pledged $4.4 million in land and buildings for the loan and credit facilities.

15. INDUSTRIAL DEVELOPMENT SUBSIDY

As of March 31, 2012, industrial development subsidies in the amount of $11.7 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at March 31, 2012 was $8.3 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $191,000 and $880,000 of industrial development subsidy as a reduction of cost of goods sold and $45,000 and $135,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three and nine month periods ended March 31, 2012, respectively. The Company recognized $316,000 and $914,000 of industrial development subsidy as a reduction of cost of goods sold and $58,000 and $185,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three and nine month periods ended April 2, 2011, respectively.

16.	INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At March 31, 2012, a summary of investments by major security type is as follows:

	As of March 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$10,163	$—	$—	$—	$10,163
US Treasury securities	3,647	—	(10)	(10)	3,637
National government and agency securities	8,130	165	—	165	8,295
State and municipal bond obligations	788	1	—	1	789
Corporate bonds and notes	61,863	497	(198)	299	62,162
Asset backed securities	10,102	19	(93)	(74)	10,028
Mortgage backed securities	10,074	82	(77)	5	10,079
Total	$104,767	$764	$(378)	$386	$105,153

At July 2, 2011 a summary of investments by major security type is as follows:

	As of July 2, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time Deposits	$10,740	$—	$—	$—	$10,740
US Treasury securities	600	2	—	2	602
National government and agency securities	9,065	128	(7)	121	9,186
State and municipal bond obligations	1,250	8	—	8	1,258
Corporate bonds and notes	53,346	458	(105)	353	53,699
Asset backed securities	11,381	32	(75)	(43)	11,338
Mortgage backed securities	10,767	41	(83)	(42)	10,725
Total	$97,149	$669	$(270)	$399	$97,548

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and July 2, 2011:

	Continuous Unrealized Losses at March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
National government and agency securities	$3,977	$10	$—	$—	$3,977	$10
State and municipal bond obligations	370	—	—	—	370	—
Corporate bonds and notes	17,098	181	1,003	17	18,101	198
Asset backed securities	2,019	18	1,846	75	3,865	93
Mortgage backed securities	1,655	3	388	74	2,043	77
	$25,119	$212	$3,237	$166	$28,356	$378

	Continuous Unrealized Losses at July 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
National government and agency securities	$2,254	$7	$—	$—	$2,254	$7
Corporate bonds and notes	12,765	103	251	2	13,016	105
Asset backed securities	4,867	64	149	11	5,016	75
Mortgage backed securities	3,407	10	336	73	3,743	83
	$23,293	$184	$736	$86	$24,029	$270

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the nine months ended March 31, 2012 and April 2, 2011, proceeds from sales and maturities of available-for-sale securities were $76.7 million and $161.4 million, respectively, and realized gains were $556,000 and $1.5 million, respectively. Securities sales were higher than normal for the nine months ended April 2, 2011 both to raise cash for the PTI acquisition and to reposition the portfolio for changing market conditions and opportunities.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of March 31, 2012. Securities with maturities over multiple dates are mortgage-backed (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2052.

(in thousands)	March 31, 2012
Contractual Maturities
Less than 12 months	$14,035
One to three years	55,393
Over three years	20,177
Multiple dates	15,548
Total	$105,153

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. Most of the investments are classified as Level 2 at March 31, 2012. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of March 31, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$11,609	$—	$11,609	$—
US Treasury securities	3,638	3,638	—	—
Government and agency securities	8,295	—	8,295	—
State and municipal bond obligations	789	—	789	—
Corporate bonds and notes	62,162	—	62,162	—
Asset-backed securities	10,028	—	10,028	—
Mortgage-backed securities	10,078	—	10,078	—
Total	$106,599	$3,638	$102,961	$—

(1)	$1,446 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet

The Company had no transfers into or out of Level 2 during the nine months ended March 31, 2012.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 31, 2012 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

18. SUBSEQUENT EVENT

On April 26, 2012, the Board of Directors authorized an additional share repurchase program for up to $25 million of shares of the Company’s common stock. Shares may be repurchased from time to time in the open market or through private transactions, at the discretion of Pericom management. As of April 27, 2012, Pericom had approximately 23.6 million shares of common stock outstanding.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.3%	68.7%	64.6%	67.1%
Gross profit	34.7%	31.3%	35.4%	32.9%
Operating expenses:
Research and development	17.0%	13.3%	16.4%	11.9%
Selling, general and administrative	21.3%	18.3%	21.7%	17.9%
Total operating expenses	38.3%	31.6%	38.1%	29.8%
Income (loss) from operations	(3.6)%	(0.3)%	(2.7)%	3.1%
Interest and other income, net	2.6%	2.9%	2.6%	11.1%
Income (loss) before income taxes	(1.0)%	2.6%	(0.1)%	14.2%
Income tax expense (benefit)	(0.2)%	1.3%	0.1%	5.1%
Net income (loss) from consolidated companies	(0.8)%	1.3%	(0.2)%	9.1%
Equity in net income of unconsolidated affiliates	0.0%	0.0%	0.0%	0.5%
Net income (loss)	(0.8)%	1.3%	(0.2)%	9.6%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	% Change	March 31, 2012	April 2, 2011	% Change
Net revenues	$33,378	$39,555	–15.6%	$99,191	$123,001	–19.4%
% of net sales accounted for by top 5 direct customers (1)	44.8%	52.3%		46.9%	51.5%
Number of direct customers that each account for more than 10% of net sales	2	2		2	2
% of net sales accounted for by top 5 end customers (2)	26.1%	30.0%		27.4%	26.2%
Number of end customers that each account for more than 10% of net sales	1	0		0	0

(1)	Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEM”s).

(2)	End customers are OEMs and their products are manufactured using our products. End customers may purchase directly from us or from distributors or contract manufacturers. For end customer data, we rely on information provided by our direct distribution and contract manufacturing customers.

We design, develop and market high-performance integrated circuits (“ICs” or IC products) and frequency control products (“FCPs” or FCP products) used in many of today’s advanced electronic systems. Our IC products include products that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Net revenues decreased $6.2 million or 15.6% in the third quarter of fiscal 2012 versus the third quarter of fiscal 2011. This decrease is primarily the result of reduced end user demand due to economic softness in the PC, notebook, and consumer-product end markets. Net revenue for IC and FCP products in the third quarter of fiscal 2012 versus the third quarter of fiscal 2011 reflected:

•	a $5.4 million decrease in sales of IC products to $20.9 million, a decrease of 20.5%, and
•	a decrease of $790,000 or 5.9% in sales of our FCP products to $12.5 million.

Net revenue decreased $23.8 million or 19.4% in the first nine months of fiscal 2012 versus the first nine months of fiscal 2011. This decrease reflects reductions in IC and FCP product sales:

•	a $20.1 million decrease in sales of IC products to $62.4 million, for a 24.3% sales decrease, and
•	a decrease of $3.7 million or 9.2% in sales of our FCP products to $36.7 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended March 31, 2012 and April 2, 2011:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Taiwan	46%	47%	46%	45%
China (including Hong Kong)	35%	35%	35%	34%
United States	6%	6%	6%	6%
Other (less than 10% each)	13%	12%	13%	15%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	% Change	March 31, 2012	April 2, 2011	% Change
Net revenues	$33,378	$39,555	–15.6%	$99,191	$123,001	–19.4%
Gross profit	11,589	12,365	–6.3%	35,103	40,513	–13.4%
Gross profit as a percentage of net revenues (gross margin)	34.7%	31.3%		35.4%	32.9%

The decrease in gross profit in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 of $776,000 is the result of:

•	a 15.6% decrease in sales, which led to $1.9 million of decreased gross profit, partially offset by
•	a gross margin increase from 31.3% to 34.7%, resulting in a $1.1 million improvement in gross profit.

The decrease in gross profit in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 of $5.4 million is primarily the result of:

•	a 19.4% decrease in sales, which led to $7.8 million of decreased gross profit, partially offset by
•	a gross margin increase from 32.9% to 35.4%, resulting in a $2.4 million increase in gross profit.

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

During the three and nine months ended March 31, 2012, gross profit and gross margin benefited as a result of the sale of inventory of $30,000 and $171,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $14,000 and $42,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	% Change	March 31, 2012	April 2, 2011	% Change
Net revenues	$33,378	$39,555	–15.6%	$99,191	$123,001	–19.4%
Research and development	5,669	5,238	8.2%	16,262	14,695	10.7%

R&D as a percentage of net revenues	17.0%	13.3%		16.4%	11.9%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $431,000 expense increase for the three month period ended March 31, 2012 as compared to the same period of the prior year is primarily attributable to increases of $235,000 in consulting services and $164,000 in severance costs related to personnel reductions made by the Company in the three months ended March 31, 2012. The $1.6 million expense increase for the nine month period ended March 31, 2012 as compared to the same period of the prior year is primarily attributable to increases of $441,000 in depreciation and amortization, $380,000 in consulting services, $326,000 for masks and assembly expenditures, $156,000 in severance costs and 151,000 in facilities-related expenses.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	% Change	March 31, 2012	April 2, 2011	% Change
Net revenues	$33,378	$39,555	–15.6%	$99,191	$123,001	–19.4%
Selling, general and administrative	7,114	7,231	–1.6%	21,513	21,960	–2.0%

SG&A as a percentage of net revenues	21.3%	18.3%		21.7%	17.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense reduction of approximately $117,000 for the three month period ended March 31, 2012 as compared to the same period of the prior year is attributable primarily to a $247,000 reduction in compensation expenses, partially offset by a $100,000 increase in severance costs related to personnel reductions made by the Company in the three months ended March 31, 2012. The expense decrease of approximately $447,000 for the nine month period ended March 31, 2012 as compared to the same period of the prior year is attributable primarily to decreased expenditures of $782,000 in compensation expenses, partially offset by $300,000 of charges for receivables write-offs.

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

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	% Change	March 31, 2012	April 2, 2011	% Change
Interest income	$975	$1,128	–13.6%	$2,555	$3,366	–24.1%
Gain on previously held interest in PTI	—	—		—	11,004
Other income (expense)	(15)	(238)		(169)	(514)
Exchange gain (loss)	(113)	242		169	(173)
Interest and other income	$847	$1,132		$2,555	$13,683

Interest and other income for the three month period ended March 31, 2012 decreased $285,000 as compared with the same period of the prior year due primarily to an exchange loss this year compared with an exchange gain last year due to currency fluctuation, and somewhat lower returns and realized gains on invested balances this year, partially offset by reductions in other expenses. Interest and other income for the nine month period ended March 31, 2012 decreased $11.1 million as compared with the same period of the prior year due primarily to an $11.0 million gain recorded on our previously held interest in Pericom Technology Inc. (“PTI”) last year and somewhat lower returns on invested balances this year, partially offset by reductions in other expenses and an exchange gain this year compared with an exchange loss last year.

Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Pre-tax income (loss)	$(347)	$1,028	$(117)	$17,541
Income tax expense (benefit)	(76)	514	123	6,338
Effective tax rate	22%	50%	NM	36%
NM means not meaningful

The tax benefit of $76,000 in the quarter adjusted our year-to-date taxes to the appropriate level based on fiscal year-to-date projected results. The $123,000 of income taxes for the nine month period ended March 31, 2012 despite having $117,000 of pretax losses is due primarily to the allocation of earnings between different tax jurisdictions.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	April 2, 2011	Change	March 31, 2012	April 2, 2011	Change
Equity in net income of JCP	$4	$17	$(13)	$83	$184	$(101)
Equity in net income of PTI	—	—	—	—	467	(467)
Total	$4	$17	$(13)	$83	$651	$(568)

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 31, 2012, the Company’s allocated portion of JCP’s results was income of $4,000 and $83,000, respectively, as compared with income of $17,000 and $184,000 for the three and nine month periods ended April 2, 2011, respectively.

Equity in net income of unconsolidated affiliates for the nine month period ended April 2, 2011 also includes our allocated portion of the net income of PTI prior to the acquisition of the rest of PTI at the end of August 2010. Our allocated portion of PTI’s results was income of $467,000 for July and August 2010.

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $125.0 million as compared with $127.6 million on July 2, 2011.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 31, 2012, unrealized gains on marketable securities net of taxes were $338,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 31, 2012 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at March 31, 2012.

As of March 31, 2012, $19.8 million was classified as cash and cash equivalents compared with $30.0 million as of July 2, 2011. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the nine month period ended March 31, 2012, we spent approximately $5.1 million on property and equipment compared to $9.7 million for the nine month period ended April 2, 2011. We generated approximately $2.6 million of interest income for the nine month period ended March 31, 2012, as compared with $3.4 million of interest income for the nine month period ended April 2, 2011. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $20.0 million for the nine months ended March 31, 2012 was primarily the result of non-cash expenses of $9.0 million in depreciation and amortization, $2.8 million of share-based compensation expense, $382,000 of tax benefit from stock option transactions and

$300,000 of receivables write off, partially offset by a $556,000 gain on sale of investments in marketable securities and $83,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $8.2 million in accounts receivable and $4.6 million in inventory. Such contributions were partially offset by a net loss of $157,000, increases of $2.0 million in prepaid expenses and other current assets, and decreases of $451,000 in accounts payable and $2.4 million in accrued liabilities. Our net cash provided by operating activities was $14.8 million in the nine months ended April 2, 2011.

Our cash used in investing activities of $17.6 million for the nine months ended March 31, 2012 was the result of additions to property and equipment of approximately $5.1 million, payment of PTI earnout and purchase consideration of $8.1 million, and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $7.3 million, partially offset by a $2.9 million decrease in restricted cash balances. Our cash used in investing activities was $26.9 million for the nine months ended April 2, 2011.

Our cash used in financing activities for the nine months ended March 31, 2012 of $13.2 million was primarily the result of using $9.2 million for repurchase of our common stock and repayments of short-term debt exceeding draws by $4.5 million, partially offset by $525,000 of proceeds from common stock issuance under stock plans. Our cash provided by financing activities was $5.1 million for the nine months ended April 2, 2011.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2012 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Short-term debt	$3,840	$3,840	$—	$—	$—
Operating leases	2,981	1,641	1,299	41	—
Capital equipment purchase obligations	1,319	1,319	—	—	—
Yangzhou capital injection	15,000	7,000	8,000	—	—
Total obligations	$23,140	$13,800	$9,299	$41	$—

We lease certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of March 31, 2012.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 31, 2012, the majority of our revenues were from sales to distributors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 31, 2012 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $105.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 31, 2012, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $338,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS‘

In the past, our operating results have varied significantly and are likely to fluctuate in the future, making it difficult to predict our future operating results.

We continue to face a challenging business environment and limited visibility on end-market demands.

Wide varieties of factors affect our operating results, many of which are beyond our control. These factors and risks include, but are not limited to, the following:

•	changes in the quantity of our products sold;
•	changes in the average selling price of our products;
•	general conditions in the domestic or global economy and in the semiconductor industry;
•	changes in our product mix;
•	a change in the gross margins of our products;
•	the operating results of the FCP product line, which normally has a lower profit margin than IC products;
•	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
•	the timing of new product introductions and announcements by us and by our competitors;
•	customer acceptance of new products introduced by us;
•	delay or decline in orders received from distributors;
•	growth or reduction in the size of the market for interface ICs;
•	the availability of manufacturing capacity with our wafer suppliers, especially to support sales growth and new products;
•	changes in manufacturing costs;
•	fluctuations in manufacturing yields;
•	disqualification by our customers for quality or performance related issues;
•	the ability of customers to pay us;
•	increased research and development expenses associated with product introductions or process changes;
•	the impairment of our goodwill, intangible assets or other long-lived assets; and
•	fluctuations in our effective tax rate from quarter to quarter.

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

Our earnings are subject to substantial quarterly and annual fluctuations and to adverse economic conditions and market downturns

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The 2008-2009 financial disruption affecting the banking system, investment banks, insurance companies and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In 2011 and 2012, concerns over European sovereign debt and the ability of countries to borrow funds have again raised questions about the loan portfolios of large international banks, and low economic growth rates have increased the possibility of an economic downturn. In addition to the potential impact of such disruptions on our marketable securities portfolio, there could be a number of follow-on effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities. Volatility in the financial markets and overall economic uncertainty increases the risk of substantial quarterly and annual fluctuations in our earnings.

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and GlobalFoundries, Inc. and MagnaChip Semiconductor, Inc. in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In recent years, we have purchased over 65% of our wafers from MagnaChip and GlobalFoundries, with the balance coming from three to five other suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

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

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries. The qualification process can take up to three and nine months or longer. Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis.

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

In the past three years, we have undergone significant turnover of personnel in the finance department, including in significant positions. During fiscal 2010, we hired a new Chief Financial Officer and Corporate Controller. During fiscal 2011, we hired a new Accounting Manager and outsourced internal auditing activities to an independent consultant. There can be no assurance that these changes will improve our finance functions, or that the finance personnel turnover we have experienced will not continue. In either event, the reliability of our financial reports may be impacted, and investors may lose confidence in the accuracy or completeness of our financial reports, which could have an adverse impact on our stock price.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 106 patents covering certain aspects of our product designs and have seven additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the nine months ended March 31, 2012. As a percentage of net revenues, sales to our top five direct customers during the nine months ended March 31, 2012 totaled 47%.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 31, 2012 and the fiscal year ended July 2, 2011, sales to our distributors were approximately 67% and 69% of net revenues, respectively, as compared to approximately 62% of net revenues in the fiscal year ended July 3, 2010 and approximately 56% of net revenues in the fiscal year ended June 27, 2009. The increase in the percentage of sales to our distributors as compared with the prior periods was due to growth in sales to Asian distributor customers. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In addition, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People’s Republic of China (PRC). Conflict or instability could disrupt the operations of one of our principal wafer suppliers, several of our assembly subcontractors located in Taiwan, and our FCP manufacturing operations in Taiwan and the PRC.

We are expanding our presence in China with manufacturing and research and development activities. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of the Chinese renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Significant future appreciation of the renminbi could increase our component and other raw material costs as well as our labor costs, and could adversely affect our financial results. To the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could increase and could adversely affect our ability to operate our business.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political, economic and currency risks that could seriously harm us.

In the nine months ended March 31, 2012, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that export sales will continue to represent the majority of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks. These risks include:

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

On March 6, 2012, we adopted a shareholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that otherwise might be in the best interests of our shareholders. Under the rights plan, we declared a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of March 6, 2012. Each right entitles shareholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series D Junior Participating Preferred Stock.

In general, the rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer for 15% or more of our common stock is announced or commenced. After such event, our other stockholders may purchase from us additional shares of our common stock at a 50% discount to the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by our Board of Directors since the rights may be redeemed by us at $0.001 per right at any time before any person or group acquires 15% or more of our outstanding common stock. These rights expire in March 2022.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our PSE-TW subsidiary. Thailand experienced floods in the quarter ended December 31, 2012, which interrupted the industry’s supply chain for storage products and impacted our sales as well. If a major earthquake, flood, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business. Natural disasters could also affect the operations of the distributors and contract manufacturers we sell to, as well as the operations of our end use customers, which would adversely affect our operations and financial results. Natural disasters anywhere in the world may potentially adversely affect us by harming or causing interruptions to our supply chain or the supply chains of our suppliers, direct customers or end use customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
January, 2012	—	—	4,852,446	$6,522,901
February, 2012	152,598	8.16	5,005,044	5,277,021
March, 2012	273,168	7.95	5,278,212	3,103,977
Total	425,766	$8.03	5,278,212	$3,103,977

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Determination of Series D Junior Participating Preferred Stock of Pericom Semiconductor Corporation, classifying and designating the Series D Junior Participating Preferred Stock, as filed March 6, 2012 with the Secretary of State of the State of California, filed as Exhibit 3.1 to the Company’s 8-K filed March 8, 2012 and incorporated herein by reference.

4.1
Rights Agreement, dated as of March 6, 2012, between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Amended and Restated Certificate of Determination of the Series D Junior Participating Preferred Stock of Pericom Semiconductor Corporation as Exhibit A and the form of Right Certificate as Exhibit B, filed as Exhibit 4.1 to the Company’s 8-K filed March 8, 2012 and incorporated herein by reference.

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

Date: May 4, 2012

By:	/s/ Alex C. Hui Alex C. Hui Chief Executive Officer

By:	/s/ Aaron Tachibana Aaron Tachibana Chief Financial Officer