Form 10-K
period 2012-06-30
PERICOM SEMICONDUCTOR CORP
filed 2012-08-31
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ to ________________

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3545 North First Street San Jose, California 95134	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 435-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No [X]

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

Large Accelerated Filer ☐	Accelerated Filer [X]	Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 31, 2011 as reported by the NASDAQ Stock Market was approximately $170,130,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2012 the Registrant had outstanding 23,544,521 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 6, 2012, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 30, 2012

i

PART I

EXPLANATORY NOTE

As used in this Form 10-K, the term “fiscal 2012” refers to our fiscal year ended June 30, 2012, the term “fiscal 2011” refers to our fiscal year ended July 2, 2011, and the term “fiscal 2010” refers to our fiscal year ended July 3, 2010.

ITEM 1. BUSINESS

Pericom Semiconductor Corporation (the “Company” or “Pericom” or “we”, “us” or “our”) was incorporated in June 1990 in the state of California. We design, develop and market high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today’s advanced electronic systems. Our IC products include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

We have one reportable segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 21 of Notes to Consolidated Financial Statements in this report.

INDUSTRY BACKGROUND — OVERVIEW

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

Connectivity, switching, and timing products are used to enable higher system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, wireless base-stations, cell phones and digital TVs. We pioneer technology in each of these areas as demonstrated in the development and implementation of our wide variety of serial protocol product families. An example is our PCI Express technology across our interface, switching, bridging and timing product areas. PCI Express is a relatively new industry-standard serial protocol developed to offer higher bandwidth to and from the CPU chipset and peripherals like Ethernet, Universal Serial Bus (“USB”), video, and other types of connectivity devices. Almost every market segment and end product application is adopting PCI Express as the new serial high-speed signal path. As a serial protocol, PCI Express can offer many times the bandwidth of PCI, the industry-standard parallel protocol that preceded PCI Express. PCI Express allows new cost-effective means to send high-speed signals across longer distances.

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second. The problems associated with signal quality that must be addressed by the connectivity IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals. The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation — such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference (“EMI”) — must be minimal. In short, high-speed signal conditioning is essential for state-of-the-art electronic systems to function reliably and cost effectively. Our signal conditioning technology and resulting products address these critical issues, and support the major serial high-speed protocols including Gigabit Ethernet, PCI Express, High Definition Multimedia Interface (“HDMI”), USB, Serial Advanced Technology Architecture (“SATA”), serial attached SCSI (“SAS”) and DisplayPort (“DP”). SCSI stands for Small Computer System Interface, referred to and pronounced “skuzzy”. Pericom refers to its signal conditioning products as ‘ReDriversTM’.

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

In server, networking and computing applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility. All major server original equipment manufacturers (“OEM”) have adopted PCI Express. PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gigabit Ethernet and SAS. In fiscal 2010, we saw the adoption of our PCIe Gen2 5Gbps ReDriver by the major server and storage OEM’s in blade server and storage platforms. In fiscal 2011, we introduced PCIe Gen3 8Gbps ReDrivers mainly for next generation server and storage platforms, and began shipping our latest family of USB3 ReDrivers, as integrated USB3 capability became a market reality. In fiscal 2012, we saw the widespread adoption of our standards-compliant USB3 5Gbps ReDriver by major computing customers, and we introduced switching and signal conditioning products supporting 10Gb Ethernet and Thunderbolt applications.

In high-bandwidth systems, data transfer needs to be synchronized, creating a high demand for timing products. Our clocks and FCPs provide the precise timing signals needed to ensure reliable data transfer at high speeds in applications ranging from notebook computers to network switches. As systems continue to grow in processing power and complexity, the demand for these products will accelerate. The demand for higher precision will also continue to increase as timing margins shrink in higher bandwidth serial connectivity systems.

Our SATA switch and ReDriver products enable external SATA (“eSATA”) disk drive expansion and standard compliance. They are applicable to desktop and notebook PCs, set top boxes, portable media players and game consoles. We have expanded our SATA and SAS ReDriver product families to support the latest generation of SATA3 and SAS2 (6Gbps) for computing and storage applications.

Our video switch products address the need for higher video resolution, enable the integration of horizontal and vertical synchronous signals as well as control signals, and accommodate switching of up to four video input streams with improved cross-talk, off-isolation and electrostatic discharge (“ESD”) protection features. These products address the HDMI, DP, and Digital Video Interface (“DVI”) switching, signal conditioning and voltage shifting requirements for PC video/graphics and LCD monitors, as well as digital television (“DTV”) and other digital video applications.

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

Market Focus:

Within the computer, communications and consumer markets, we are focused on growth segments that allow multi-product penetration opportunities that align well with our technology focus. These growth applications include tablets, servers, storage, enterprise networks, telecommunications, digital video and TV, embedded applications such as automotive, video surveillance and medical, notebooks and PCs, and mobile devices such as cell phones.

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

Customer Focus:

Our customer strategy is to use a superior level of responsiveness and proprietary solutions with high quality to support customer needs and sell a wider range of products to our existing customers, as well as targeted new customers. Key elements of our customer strategy include:

•	Penetrate target accounts through joint product development. We approach prospective customers primarily by working with their system design engineers at the product specification stage with the goal that one or more Pericom ICs or FCPs will be incorporated into a new system design. Our understanding of our customers’ requirements combined with our ability to develop and deliver reliable, high-performance products within our customers’ product introduction schedules has enabled us to establish strong relationships with many leading OEMs.

•	Solidify customer relationships through superior responsiveness. We believe that our customer service orientation is a significant competitive advantage. We seek to maintain short product lead times and provide our customers with excellent on-schedule delivery, in part by having available adequate finished goods inventory for anticipated customer demands. We emphasize product quality for our products and we have been ISO-9001 certified since 1995. We also endeavor to be a good corporate citizen, required by many customers, with solid environmental and other processes and we received our ISO 14001 Environmental Management System certification in 2004.

•	Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for our customers’ high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next- generation products, we have often been able to increase our overall volume of business with those customers substantially. With larger customers, we have also initiated electronic data interchange

(“EDI”) and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

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

Today, our technology encompasses all major serial high-speed protocols including PCI Express, USB, HDMI/DVI, Display Port, SAS/SATA, 10-Gigabit Attachment Unit Interface (“XAUI”) and Ethernet.

Our primary efforts are in the creation of additional proprietary digital, analog and mixed-signal functionality. We work closely with our wafer suppliers to incorporate their advanced complementary metal oxide semiconductor (“CMOS”) process technologies to improve our ability to introduce next generation products expeditiously. We continue to expand our patent portfolio with the goal of providing increasingly proprietary product lines.

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

Manufacturing Focus:

We closely integrate our manufacturing strategy with our focus on customer needs. Central to this strategy is our ability to support high-volume shipment requirements at a low cost. We design products so that we may manufacture many different ICs from a single partially processed wafer. Accordingly, we keep inventory in the form of a wafer bank, from which wafers can be completed to produce a variety of specific ICs in as little as five weeks. This approach has enabled us to reduce our overall work-in-process inventory while providing increased availability to produce a variety of finished products. In addition, we keep some inventory in the form of die bank, which can become finished product in three weeks or less. We have established relationships with four leading foundries, Magnachip Semiconductor, Ltd. (“Magnachip”), GlobalFoundries Inc. (“GlobalFoundries”), Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), and Semiconductor Manufacturing International Corporation (“SMIC”), as well as several other suppliers. We rely on foreign subcontractors for the assembly, testing and packaging of our finished products. Some of these subcontractors are a single source supplier for certain packages.

For FCPs, our vertically integrated Asian design and manufacturing subsidiaries, PSE Technology Corporation (“PSE-TW”) and PSE Technology (Shandong) Corporation (“PSE-SD”) provide a significant competitive advantage through highly efficient design and volume crystal manufacturing processes, in combination with strict quality standards and low-cost labor. We maintain high quality standards and all our subcontractors’ plants are ISO 9000 certified. We operate our own FCP factories, located in Chungli (Taiwan) and Jinan, in the Shandong Province of the People’s Republic of China (“PRC”).

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

OUR PRODUCTS

We use our expertise in high-performance digital, analog, mixed-signal silicon-based IC and quartz-based FCP designs, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions. Within each of our IC product families, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products (“ASSP”), which are tailored to meet a specific high volume application. Within each product family, we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds. Within our quartz based FCP product families, including crystal, crystal oscillator (“XO”), and voltage controlled crystal oscillator (“VCXO”), we have evolved our technologies to include specialized XO and hybrid capability.

In fiscal 2012, IC product revenues, which includes $13.3 million of revenues from Pericom Technology Inc. (“PTI”) products, were $85.4 million or 62.3% of the $137.1 million in total revenues, with the balance of $51.7 million attributable to FCP product revenues. In fiscal 2011, IC product revenues were $111.0 million, which includes PTI revenues after the PTI acquisition was completed on August 31, 2010. The IC revenues comprised 66.7% of the $166.3 million in total fiscal 2011 revenues, with the balance of $55.3 million attributable to FCP products. In fiscal 2010, IC product revenues were $92.3 million or 62.8% of the $146.9 million in total revenues, with the balance of $54.6 million attributable to FCP product revenues.

IC PRODUCTS

SiliconConnectTM Family:

Our SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, our recently-introduced PCI Express Serial Bridges and our PCI Express and USB3 ReDrivers, as well as our legacy family of low-voltage differential signaling (“LVDS”) high-speed differential drivers, receivers and transceivers.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family consists of both existing and new applications across multiple market segments. Manufacturers continue to use PCI and PCI-X for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products. In fiscal 2011, our legacy PCI and PCI-X products continued to sell well, especially into PC-based video surveillance applications and the embedded market segment, where continued use of legacy CPU-based systems is especially prevalent. In fiscal 2012, we saw our legacy PCI and PCI-X products begin to transition to PCI Express, especially in PC-based video surveillance applications and the embedded market segment, where legacy CPU-based systems are being replaced by PCI Express-based CPU systems. However, we expect to see continued demand for our legacy products over the near future.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications have adopted or are in the process of adopting PCIe, and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, redundant arrays of independent disks (“RAID”) and Fiber Channel cards in the Storage Area Network space, Multi-channel Ethernet NICs, and routers and switches. In fiscal 2010, Pericom developed and sampled another generation of the PCIe bridge for volume PC applications, with special features designed to replace the PCI port on CPU chipsets. We also developed our PCIe GEN2 small packet switch family, which will leverage our successful GEN1 product family to the higher PCIe serial speed of 5 Gb/s. In fiscal 2011, Pericom announced and customers began sampling the next generation PCI Express 3.0 (GEN 3) product families, including ReDrivers, Switches, and Timing products, all of which support the new PCIe 3.0 specification. In addition, we began shipping products in our new PCI Express ‘Serial Bridge’ family. These products help translate high speed serial protocols such as PCI Express to USB, UART and others. In fiscal 2012, we expanded our PCIe 3.0 switch, clock generator, and buffer product families to support this newest PCIe speed generation. We also continued to expand our PCIe Express 1.0 serial bridge family to support non-Microsoft based operating systems, as well as expanding our PCIe to PCI bridge family to support ‘legacy PCI’ port applications, mainly in the computing and embedded segments.

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

SiliconSwitchTM Family

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

ASSP Switch:

In this product segment we offer a line of ASSP switches for local area networks (“LAN”), Analog Video, Digital Video such as DVI/HDMI, PCI Express and USB applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDMITM (High-Definition Multimedia Interface) Rev. 1.3 standard. We are also marketing our PCI Express signal switches with GEN1 (2.5Gbps) and GEN2 (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms. In fiscal 2011, we announced and customers began sampling 8Gb PCI Express 3.0 (“GEN3”) signal switches, mainly for next generation server and storage applications, as well as an ASSP switch supporting the ‘Thunderbolt’TM protocol introduced by Intel Corporation. In fiscal 2012, we expanded our PCIe 3.0 switch family, and added to our Thunderbolt 10Gb switch family as well.

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

SiliconInterfaceTM Family

Through our SiliconInterface product line, we offer a family of products that address both next generation designs as well as legacy interface. SiliconInterface also focuses on managing different voltage levels by use of voltage level translator devices. Our legacy high-performance 5-volt, 3.3-volt, 2.5-volt, and 1.8-volt CMOS logic interface circuits provide logic functions to handle data transfer between microprocessors and memory, bus exchange, backplane interface and other logic interface functions where high-speed, low-power, low-noise and high-output drive characteristics are essential. In fiscal 2011, we announced and began shipping the latest generation of 6Gbps SATA3, eSATA3 and SAS2 ReDrivers, providing options that cover all volume platform applications. In fiscal 2012, we further expanded our SATA3 and SAS2 ReDriver families to support low power portable products, such as notebook and tablet computers.

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

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking, notebook, tablet and docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2010, Pericom introduced our new USB3 ReDriver, targeted to PC, consumer, and embedded market segments. In fiscal 2011, Pericom announced and customers began sampling PCIe GEN3 8Gbps ReDrivers mainly for next generation server and storage platforms, and we began shipping our latest family of USB3 ReDrivers, as major chipset vendors began shipping with integrated USB3 capability. In fiscal 2012, we received industry standards (USB-IF) compliance testing approval, resulting in widespread adoption of our USB3 redriver products in the latest generation of computing products. We also introduced our 10Gbps Redriver to support mainly 10Gb Ethernet applications.

1.8V/3.3V/5V ULS and Logic Families:

Pericom offers legacy Universal Level Shifter (“ULS”) and Logic families with a selection of supply voltages to fit numerous applications and end markets. Level-shifting solutions have evolved into more advanced devices as bi-directional signal translation requirements become more prevalent, in turn driven by new technology needing to function with legacy designs. While traditional voltage translators require direction control signals, our ULS products address the need for voltage translation between 1.8-volts and 3.3-volts without any direction control signals. These ULS voltage translators are ideal for mobile, test equipment, servers and telecom applications.

For Logic functions, our 1.8-volt, 2.5-volt, 3.3-volt and 5-volt product families offer high output current with sub-2.5 nanosecond propagation delay and low power consumption. In addition, our Lower Balanced Drive (“LBD”) family has a propagation delay of less than two nanoseconds to support high-speed processor-memory interfacing and we have optimized our Balanced Drive (“BD”) family for low-noise operation at very low voltages.

SiliconClockTM Family

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including clock generators, clock fanout buffers/converters, and zero delay buffers to meet customers’ needs for their timing trees. In fiscal 2010, we developed clock generators and buffers to support the new PCIe GEN3 8 Gb specification. In fiscal 2011, we introduced multiple clock generator products based on our latest HiFlexTM silicon clock technology. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter mainly for the next generation networking, cloud computing infrastructure and systems. These new products offer multiple frequency outputs and are designed to meet the extremely low jitter requirements of the newest high speed PCI Express GEN3, SAS2, 10Gb Ethernet, and other high speed protocols. Many of these new products were also introduced in smaller package sizes and reduced power requirements to help enable Energy Star ratings for end customer platforms.

HiFlexTM Clock Family:

This newly introduced clock generator family includes high frequency and low jitter clock signals generated from fundamental crystals to provide high performance and flexible timing solutions to networking and storage systems. Performance of less than one picosecond of jitter makes these products ideal for replacing multiple XO buffer generators in a system and provides additional cost savings to our customers. In fiscal 2012, our HiFlex clock family began being adopted by major networking customers worldwide.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support GEN2 PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies available today. In fiscal 2011, we introduced clock buffer products that support PCIe GEN3 (8Gbps) and meet extremely low jitter requirements. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter for the next generation networking, cloud computing infrastructure and systems.

Clock Generators:

Clock generators generate various output frequencies using a single input frequency source and provide critical timing signals to microprocessors, memory and peripheral functions. Our products support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications. For computing applications, we provide PCIe clock synthesizers for server, notebook and desktop PC applications. For high-performance networking and storage applications, we have high-frequency clock synthesizers targeted up to 300MHz with very low jitter. For emerging networking and consumer platforms with PCIe interface, we provide PCIe GEN2 and GEN3 compliant clock generator/buffers. For consumer applications such as digital TV and digital set-top boxes, we have developed a line of high-performance audio and video clocks. For GPS applications, we have developed low power clock generators to supply a clock reference for processor, real-time clock and other peripheral interface circuits. We have also developed spread-spectrum clock generators used for reducing EMI in graphics and video applications.

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

PTI PRODUCTS

Microprocessor Supervisory:

The fundamental application of a Microprocessor Supervisory (“MPS”) circuit is to keep the microprocessor of a system under control. A system with good microprocessor (“uP”) supervisory circuitry can greatly enhance the quality and reliability of the product. We focus on IC-designed uP Supervisory products for the market. Currently we provide a broad series of MPS for engineers to select for many kinds of applications including telecom, networking, hand-held devices and television.

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

Home Appliance Controller:

We offer highly integrated mixed-signal IC products for small home appliance applications, such as single-chip temperature controller IC products for hair curlers, toaster ovens and smart electronic irons. We also offer IC products for shaver power switches and smart battery charger applications. We provide our customers with very cost effective total solutions utilizing leading-edge semiconductor products. Through joint efforts with our global customers, our home appliance IC products pass stringent regulatory standards, such as Underwriters Laboratories (“UL”), Electrical Fast Transient (“EFT”), and Conformite-Europeenne (“CE”).

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

Low Dropout Regulators:

We offer a series of low dropout (“LDO”) regulators, including a low dropout voltage linear regulator featuring low noise, high ripple rejection and low current consumption specifications. We provide many extremely small packages, such as 1mm by 1mm size LDO regulators to fulfill ultra-mobility applications. We also provide a multi-output power supply in one package to save printed circuit board (“PCB”) space and reduce the bill of materials cost.

FCP PRODUCTS

FCPs include crystals that resonate at a precise frequency, and XOs, a circuit assembly comprising a crystal and accompanying electronic circuitry providing very stable output frequency. Crystals and XOs are essential components used in a wide variety of electronic devices. There are three general categories of oscillator products. Clock Oscillators are oscillators without temperature compensation and voltage tuning options used primarily in networking, telecommunication, wireless and computer/peripheral applications. VCXOs are frequency tunable crystal stabilized oscillators that are voltage controlled and generally operate below 1 GHz. Manufacturers use these oscillators primarily for synchronization in data networking and communications applications.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our silicon ICs with our quartz crystals to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complementary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”), serial advanced technology attachment (“SATA”), Serial Attached SCSI (“SAS”) and Passive Optical Network (“PON”). In fiscal 2010, we launched a family of ‘ASSP’ XO products, which support the most popular frequencies for various storage, server and networking applications, and are available “off the shelf” for rapid design cycles. In fiscal 2011, we have introduced our HiFlexTM XO family that supports both CMOS and LVPECL outputs and targets for various applications such as networking, server/storage, and consumer applications. The PLL technology implemented in this family enables us to provide any frequency to our customers within one week while still providing very low jitter performance. In fiscal 2011, we have also introduced ASSP VCXO family that is similar to our ASSP XO family. This ASSP VCXO family provides the right solutions for applications such as Base stations, SONET/SDH systems and video systems. Like ASSP XO, the ASSP VCXO family also provides the off the shelf solutions for the tight time to market requirements of our customers. In fiscal 2012, we introduced our high performance programmable XO family with off the shelf delivery service. These products are mainly aimed at storage, networking, and consumer market segments.

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Dell	Cisco	Echostar
Intel	Tellabs	Primary Technology
Lenovo	Polycom	Pace
Hewlett Packard	Huawei	Amtran
Wistron	Dell	LGE
Asustek	Avaya	Proview
Gigabyte	Alcatel-Lucent	Hikvision
Micro Star	Zhongxing Telecom (ZTE)	Toshiba
Samsung	Huawei-3Com
Acer	Motorola Solutions
Google

Networking Equipment	Mobile Terminal	Contract Manufacturing
Cisco	Garmin	Foxconn
Nokia-Siemens	LG Electronics	Solectron
Brocade Communications	Samsung	Celestica
Delta Networks	Even	Sanmina-SCI
Juniper	Panasonic	Flextronics
Alpha Networks	Inventec Appliance	Jabil
H3C		Inventec
Cameo Communications
TP-LINK
Askey
Freebox

Peripherals	Storage
Hewlett Packard	JMSH International Corp.
Konica-Minolta	Brocade
Lexmark	M&J Technologies
Xerox	USI
EFI	Hitachi
Western Digital

Our customers include distributors, contract manufacturers and OEMs for computer, networking, telecommunications, embedded and consumer markets. Our direct sales include shipments to distributors, contract manufacturers, and OEMs. We consider our end-user customer to be the OEM producing the final electronics product for sale.

In fiscal 2012, direct sales to Avnet and Techmosa accounted for approximately 18% and 14% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 47% of net revenues. No end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 30, 2012 and sales to the top five end-user customers totaled approximately 28% of net revenues. End-user customer revenues include both direct purchases and purchases through distributor or contract manufacturer channels. We rely on the end customer data provided by our direct distribution and contract manufacturing customers for end customer sales data.

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

We continue to expect a small number of customers to account for a large portion of our net revenues. See Item 1A “Risk Factors; Factors That May Affect Operating Results — The demand for our products depends on the growth of our end users’ markets” and “Risk Factors; Factors That May Affect Operating Results — A large portion of our revenues is derived from sales to a few customers, who may cease purchasing from us at any time” of this Annual Report on Form 10-K.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language (“HDL”), logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial application-specific integrated circuit (“ASIC”) libraries. Among these cells are our proprietary mixed-voltage input/output (“I/O”) cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 104 U.S. patents and we have 7 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 67% of our net revenues in fiscal 2012, 69% of our net revenues in fiscal 2011, and 62% of our net revenues in fiscal 2010. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), RTI Holdings (Hong Kong) and Techmosa (Taiwan).

We have two regional sales offices in the United States (New England and Texas), as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 95% of our net revenues in fiscal 2012, 94% of our net revenues in fiscal 2011 and 92% of our net revenues in fiscal 2010. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Fiscal 2012, 2011 and 2010 — Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

MANUFACTURING

We have adopted a fabrication foundry non-ownership (“fabless”) IC manufacturing strategy by subcontracting our wafer production to independent wafer foundries. We have established collaborative relationships with selected independent foundries with which we can develop a strategic relationship to the benefit of both parties. We believe that our fabless strategy enables us to introduce high performance products quickly at competitive cost. Currently, our principal manufacturing relationships have been with Magnachip, GlobalFoundries, TSMC and SMIC. We have an ongoing effort to qualify new foundry vendors that offer cost or other advantages.

We rely on foreign subcontractors for the assembly, testing and packaging of our finished products. Some of these subcontractors are a single source supplier for certain packages.

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sized surface mount ceramic packages, PSE-TW and PSE-SD have “state of the art” high volume production lines capable of manufacturing FCPs with tight specifications to competitively support the most popular high volume target industries including telecommunications, medical, computing and security as well as other commercial sectors. PSE-TW is ISO9001 certified and also has TS16949 certification, which allows us access to the automotive FCP market. To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners. New relationships and our expanded capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market. We have an operations team based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality. After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

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

COMPETITION

The IC semiconductor and FCP industry is intensely competitive. Significant competitive factors in the market for high-performance ICs and FCPs include the following:

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

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong, Shanghai, Yangzhou and Taiwan and we develop FCP products in San Jose, California and Taiwan. Research and development expenses were $21.7 million in fiscal 2012, $20.2 million in fiscal 2011 and $17.2 million in fiscal 2010. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 104 patents covering certain aspects of our product designs, with various expiration dates through March 2029, and we have 7 additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 30, 2012, we had 976 full-time employees, including 110 in sales, marketing and customer support, 502 in manufacturing, assembly and testing, 196 in research and development and 168 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

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

RISKS RELATED TO OUR BUSINESS AND OPERATING RESULTS

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

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor and frequency control products are incorporated. These markets include the following:

•	computers, notebooks, tablets and connectivity to related peripherals;
•	data communications and telecommunications equipment including switches and routers;
•	servers and storage equipment including cloud computing requirements;
•	consumer electronics equipment; and
•	embedded systems including video surveillance, medical and automotive.

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

Our business is characterized by short-term orders and shipment schedules. We do not have long-term purchase agreements with any of our customers. Customers can typically cancel or reschedule their orders without significant penalty. We typically plan production and inventory levels based on forecasts of customer demand generated with input from customers and sales representatives. Our customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for our products. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts, and the volatility of customer demand limits our ability to predict future levels of sales and profitability.

Further, as end customer demand can change very quickly, the supply of semiconductors can quickly and unexpectedly match or exceed demand. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for our products can result in excess quantities of certain of our products relative to demand. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition.

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

Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers’ products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results.

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

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer’s or end-user’s product or system at the design stage. Our success has been, and will continue to be, dependent upon manufacturers designing our connectivity products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative connectivity solutions on a timely basis that satisfy the manufacturers’ requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks and delays in our product development cycle. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer or end-user’s product and on the extent to which the system’s design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

Intense competition in the semiconductor industry may reduce the demand for our products or the prices of our products, which could reduce our revenues and gross profits and limit our ability to maintain or grow our business.

The semiconductor industry is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence. If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

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

Recent domestic and worldwide economic conditions adversely affected and could have future adverse effects on our business, results of operations, financial condition and cash flows.

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The 2008-2009 financial disruption affecting the banking system, investment banks, insurance companies and the financial markets negatively impacted general domestic and global economic conditions. These economic conditions resulted in our facing a very challenging period leading to reduced sales and earnings in fiscal 2009.

In 2011 and 2012, concerns over European sovereign debt and the ability of countries to borrow funds have again raised questions about the loan portfolios of large international banks, and low economic growth rates have increased the possibility of an economic downturn. There could be a number of effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to goodwill, intangible assets, long-term assets, investments and marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities.

Volatility in the financial markets and overall economic uncertainty increases the risk of substantial quarterly and annual fluctuations in our earnings. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and GlobalFoundries, TSMC and MagnaChip in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

In recent years, we purchased over 70% of our wafers from MagnaChip, TSMC and GlobalFoundries, with the balance from other wafer suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity or assured product supply;
•	lack of available manufactured products;
•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs; and
•	unanticipated changes in wafer prices.

Any inability or unwillingness of our wafer suppliers to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In March 2004, GlobalFoundries shut down one of their production facilities used to manufacture our products. We transitioned the production of these products to different facilities. The transfer of production of our products to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of any change.

At present, we purchase wafers from our suppliers through the issuance of purchase orders based on our rolling nine-month forecasts. The purchase orders are subject to acceptance by each wafer supplier. We do not have long-term supply contracts that obligate our suppliers to a minimum supply or set prices. We also depend upon our wafer suppliers to participate in process improvement efforts, such as the transition to finer geometries. If our suppliers are unable or unwilling to do so, our development and introduction of new products could be delayed. Furthermore, sudden shortages of raw materials or production capacity constraints can lead wafer suppliers to allocate available capacity to customers other than us or for their internal uses, interrupting our ability to meet our product delivery obligations. Any significant interruption in our wafer supply would seriously harm our operating results and our customer relations. Our reliance on independent wafer suppliers may also lengthen the development cycle for our products, providing time-to-market advantages to our competitors that have in-house fabrication capacity.

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

We may experience integration or other problems with potential future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing stockholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

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

In the first quarter of fiscal 2011, we completed the acquisition of outstanding PTI shares not owned by us, as described in Note 6 of Notes to Consolidated Financial Statements. We are in the process of integrating PTI as a wholly-owned subsidiary and may experience one or more of the risks summarized above in the process of completing that integration.

As part of our business strategy, we may seek acquisition prospects that would complement our existing product offerings, improve our market coverage or enhance our technological capabilities. In addition, from time to time, we invest in other companies, without actually acquiring them, and such investments involve many of the same risks as are involved with acquisitions.

Implementation of new Financial Accounting Standards Board (“FASB”) rules and the issuance of new corporate governance regulations or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

In general, from time to time the government, courts and the financial accounting boards may issue new corporate governance regulations or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

If we are unable to maintain processes and procedures to sustain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.

Under the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010, June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of June 30, 2012, and management has determined that as of June 30, 2012, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

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

Our future success also will depend on our ability to attract and retain qualified technical, sales, marketing, finance and management personnel, particularly highly skilled design, process and test engineers, for whom competition can be intense. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues, operations and product development efforts could be harmed.

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position. Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 104 patents covering certain aspects of our product designs and have 7 additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Our future tax rates and tax payments could be higher than we anticipate and may harm our results of operations.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate. In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate. Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. All of these factors could have an adverse effect on our financial condition and results of operations.

A large portion of our revenues is derived from sales to a few key customers, and the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues. In addition, our sales through distributors increase the complexity of our business.

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010. As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended June 30, 2012 totaled 47%, as compared with 51% in the fiscal year ended July 2, 2011 and 54% in the fiscal year ended July 3, 2010.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 30, 2012, sales to our domestic and international distributors were approximately 67% of net revenues, as compared to approximately 69% of net revenues in the fiscal year ended July 2, 2011 and approximately 62% of net revenues in the fiscal year ended July 3, 2010. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Selling through distributors increases the complexity of our business, requiring us to, among other matters:

•	manage a more complex supply chain;
•	manage the level of inventory at each distributor;
•	provide for credits, return rights and price protection;
•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and
•	monitor the financial condition and creditworthiness of our distributors.

Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political, economic and currency risks that could seriously harm us. Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, as are our FCP manufacturing facilities, which exposes us to the problems associated with international operations.

Risks associated with international business operations include the following:

•	disruptions or delays in shipments;
•	changes in economic conditions in the countries where these subcontractors are located;
•	currency fluctuations;
•	changes in political conditions;
•	potentially reduced protection for intellectual property;
•	foreign governmental regulatory requirements and unexpected changes in them;
•	the burdens of complying with a variety of foreign laws;
•	import and export controls;
•	delays resulting from difficulty in obtaining export licenses for technology; and
•	changes in tax laws, tariffs and other barriers, and freight rates.

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

In fiscal year 2012, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. In fiscal year 2010, we generated approximately 87% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

We have subsidiaries located in Asia. We manufacture some of our frequency control products in Taiwan as well as in the Jinan Development Zone in the Shandong Province of the PRC. The development of the Jinan facility depends upon various tax concessions, tax rebates and other support from the local governmental entity. There can be no assurance that the local governmental entity will not change their position regarding such tax and other support and such a change might adversely affect the successful completion and profitability of this facility. Currently, as a consequence of changing government positions, we are negotiating a possible termination of an R&D Agreement at Yangzhou, as further described in Note 13 of Notes to Consolidated Financial Statements in this report.

We are expanding our presence in China with manufacturing and research and development activities. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of the Chinese renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Significant future appreciation of the renminbi could increase our component and other raw material costs as well as our labor costs, and could adversely affect our financial results. To the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could increase and could adversely affect our ability to operate our business.

In addition, there is a potential risk of conflict and further instability in the relationship between Taiwan and the People’s Republic of China (“PRC”). Conflict or instability could disrupt the operations of one of our principal wafer suppliers, several of our assembly subcontractors located in Taiwan, and our FCP manufacturing operations in Taiwan and the PRC.

Our operations and financial results could be severely harmed by natural disasters.

Our headquarters and some of our major suppliers’ manufacturing facilities are located near major earthquake faults. In particular, our Asian operations and most of our third party service providers involved in the manufacturing of our products are located within relative close proximity. Therefore, any disaster that strikes within or close to that geographic area could be extremely disruptive to our business and could materially and adversely affect our operating results and financial condition.

One of the foundries we use is located in Taiwan, which suffered a severe earthquake during fiscal 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis, which can affect not only foundries we rely upon but also our PSE-TW subsidiary. In March 2011, an earthquake and tsunami occurred off the northeast coast of Japan which disrupted the global supply chain for core materials manufactured in Japan that are incorporated in our products and manufacturing equipment. Thailand experienced floods in the quarter ended December 31, 2012, which interrupted the industry’s supply chain for storage products and impacted our sales as well. If a major earthquake, typhoon, tsunami or other natural disaster were to affect our operations or those of our suppliers, our product supply could be interrupted, which would seriously harm our business. Natural disasters could also affect the operations of the distributors and contract manufacturers we sell to, as well as the operations of our end use customers, which would adversely affect our operations and financial results. Natural disasters anywhere in the world may potentially adversely affect us by harming or causing interruptions to our supply chain or the supply chains of our suppliers, direct customers or end use customers.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control.

The trading price of our common stock has been and is likely to continue to be highly volatile. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

•	general conditions in the semiconductor and electronic systems industries;
•	actual or anticipated fluctuations in our operating results;
•	changes in expectations as to our future financial performance;
•	announcements of technological innovations or new products by us or our competitors;
•	changes in earnings estimates by analysts; and
•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 76,200 square feet of space in San Jose, California in which our headquarters, technology and product development facilities are located. On July 6, 2012, we entered into an agreement to purchase a building of 85,040 square feet to serve as our new corporate headquarters in Milpitas, California. We will move into this new facility upon expiration of our current lease in 2013. We also own, through our PSE-TW subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet. Our PSE-TW subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 1,570 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we have land use rights for a period of 50 years from the PRC for our factory in the Jinan Development Zone in Shandong Province, China. This factory, which is for the development and manufacture of frequency control products, is approximately 344,000 square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We own a 15,000 square foot office building in Shanghai, China that is occupied by our PTI subsidiary. We also have leased or rented international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2013.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various routine claims and legal proceedings that arise in the ordinary course of business. We are presently not subject to any legal proceedings that could have a material impact on our business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. We have not paid cash dividends and have no present plans to do so. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low prices of the common stock on the NASDAQ Stock Market. As of June 30, 2012, we had 39 holders of record of our common stock. Holders of record do not include shareowners whose shares are in broker or other nominee accounts. During fiscal year 2012, we did not sell any unregistered securities.

	Common Stock Prices
	High	Low
Fiscal year ended July 2, 2011
First Quarter	$10.19	$8.20
Second Quarter	11.46	8.33
Third Quarter	11.58	8.61
Fourth Quarter	10.57	8.22
Fiscal year ended June 30, 2012
First Quarter	$9.45	$6.57
Second Quarter	8.95	6.78
Third Quarter	8.63	7.13
Fourth Quarter	9.13	7.60

PERFORMANCE GRAPH

The graph and other information furnished under the above caption “Performance Graph” in this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

SHAREHOLDER RIGHTS PLAN

On March 6, 2012, we adopted a new shareholder rights plan following the expiration of our previous rights plan. Under the rights plan, we declared a dividend of one preferred share purchase right for each share of our common stock held by shareholders of record as of March 6, 2012. Each right entitles shareholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series D Junior Participating Preferred Stock.

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

STOCK REPURCHASE PLAN

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. Repurchases during the fourth quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value of Shares That MayYet be Purchased Under the Plans or Programs
April, 2012	133,003	$8.11	5,411,215	$27,025,877
May, 2012	123,916	7.98	5,535,131	26,037,034
June, 2012	41,424	8.12	5,576,555	25,700,771
Total at June 30, 2012	298,343	$8.06	5,576,555	$25,700,771

During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. During the year ended July 3, 2010, the repurchases totaled 907,545 shares at an aggregate cost of $8.7 million.

As of June 30, 2012, the Company had $701,000 of purchase authority remaining under the 2008 authorization. On April 26, 2012, the Board of Directors authorized an additional share repurchase program for up to $25 million of shares of the Company’s common stock.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statements of operations data for each of the years in the three-year period ended June 30, 2012, and the consolidated balance sheets data as of June 30, 2012 and July 2, 2011, are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended June 27, 2009 and June 28, 2008 and the consolidated balance sheets data as of July 3, 2010, June 27, 2009 and June 28, 2008 from audited financial statements not included herein. The fiscal year ending July 3, 2010 contained 53 weeks and all other years presented contained 52 weeks. On August 31, 2010, we completed the acquisition of PTI. The results of operations for PTI from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 30, 2012	July 2, 2011(1)	July 3, 2010	June 27, 2009	June 28, 2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$137,135	$166,343	$146,913	$128,645	$163,744
Cost of revenues	88,484	110,661	96,146	85,514	103,638
Gross profit	48,651	55,682	50,767	43,131	60,106
Operating expenses:
Research and development	21,722	20,230	17,208	16,697	17,159
Selling, general and administrative	29,648	29,447	26,478	22,833	23,624
Restructuring charge	—	—	—	584	—
Total operating expenses	51,370	49,677	43,686	40,114	40,783
Income (loss) from operations	(2,719)	6,005	7,081	3,017	19,323
Interest and other income, net	3,684	15,142	5,252	5,613	5,513
Interest expense	(70)	(765)	(30)	(65)	(12)
Other-than-temporary decline in value of investments	—	—	—	(506)	(76)
Income before income taxes	895	20,382	12,303	8,059	24,748
Income tax expense	3,097	7,619	3,911	2,209	8,221
Net income (loss) from consolidated companies	(2,202)	12,763	8,392	5,850	16,527
Equity in net income of unconsolidated affiliates	134	700	2,430	351	602
Net income (loss)	(2,068)	13,463	10,822	6,201	17,129
Net income attributable to noncontrolling interests	—	—	(28)	(114)	(116)
Net income (loss) attributable to Pericom shareholders	$(2,068)	$13,463	$10,794	$6,087	$17,013
Basic income (loss) per share to Pericom shareholders	$(0.09)	$0.54	$0.42	$0.24	$0.66
Diluted income (loss) per share to Pericom shareholders	$(0.09)	$0.53	$0.42	$0.24	$0.64
Shares used in computing basic income (loss) per share(2)	24,094	24,923	25,412	25,417	25,737
Shares used in computing diluted income (loss) per share(2)	24,094	25,254	25,717	25,626	26,611

	June 30, 2012	July 2, 2011(1)	July 3, 2010	June 27, 2009	June 28, 2008
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$127,637	$129,178	$138,323	$135,376	$149,438
Total assets	275,806	301,016	256,048	246,314	231,839
Total long-term obligations	17,339	17,754	7,776	6,616	800
Total shareholders’ equity	233,635	242,725	221,906	213,696	208,829

(1)	On August 31, 2010, the Company completed the acquisition of PTI.
(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

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

REVENUE RECOGNITION.   We recognize revenue from the sale of our products when:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The sales price is fixed or determinable; and
•	Collectability is reasonably assured.

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

Our distribution agreements provide for semi-annual stock rotation privileges in a range from 1% to 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we typically grant Asian distributors stock rotation privileges between 1% and 10% even though we are not contractually obligated to do so. Each month we adjust the sales reserve for the estimated stock rotation privilege anticipated to be utilized by our distributors.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS.   Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions of the accounting standard for goodwill and other intangibles require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each to its carrying value. In general, our reporting units are one step below the segment level. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each reporting unit.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We determined that no impairment of our goodwill or indefinite-lived intangible assets existed at June 30, 2012. We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment indicators for these other definite-lived intangible assets existed at June 30, 2012.

SHARE-BASED COMPENSATION.   The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period. See Note 16 for further discussion of share-based compensation.

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

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based on its estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in California. We completed our first profitable fiscal year on June 30, 1993. We design, develop and market high-performance integrated circuits and frequency control products used in many of today’s advanced electronic systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. We have introduced new products to the market every year since we produced our first shipments. In recent years, we have expanded our product offering by introducing the following products, among others:

•	In fiscal 2010, we introduced a total of 47 new products across the Signal Conditioning, Timing, and Connectivity product areas:

•	Expanding our solutions for high-speed serial protocol signal conditioning, we introduced 11 new ReDriverTM products — addressing SATA2, SATA3/SAS, USB3, and Display Port protocols. A number of these products were ‘first to market’, especially the USB3 and Display Port ReDrivers. These products target volume PC, server, storage, embedded, and networking applications.

•	Adding to high speed connectivity solutions, we introduced 18 new switching and connectivity products across PCIe, USB, VGA, HDMI, and Display Port protocols. The PCIe to USB2.0+PCIe product is the first to combine bridging and switching of multiple high-speed serial protocols, while a family of USB ‘sleep and charge’ products were also introduced with a high level of integration for a NB USB port charger IC. These products target the computing, server, networking, and embedded market segments.

•	Expanding our timing solutions for next generation platforms, we introduced 18 new products across crystal, XO, clock generator, and clock buffer product families. Included is an ASSP XO family of the most popular platform frequency products, and a new family of very small crystals for ultra-mobility products such as cell phones and smart cards.

•	In fiscal 2011, we introduced a total of 54 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•	17 products were introduced across our Signal Conditioning line of ReDriverTM product families supporting the latest high speed serial protocols such as PCI Express GEN3, SATA3, SAS2, USB3, and Display Port.

•	11 products were introduced across our various families of Connectivity products, including ASSP switches, PCI Express bridges, USB charging solutions, and graphics display switches, offering support for PCI Express, Thunderbolt, USB, HDMI, Display Port, and other high speed serial protocols.

•	26 products were introduced across our various Timing product lines, including silicon clock, XO, and clock buffer families, supporting next generation high speed protocol jitter requirements as well as multi output timing products.

•	In fiscal 2012, we introduced a total of 60 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•	11 products were introduced across our Signal Conditioning line of ReDriverTM product families supporting the latest high speed serial protocols such as PCI Express 3.0, 10GbE, SATA3, SAS2, USB3, and Display Port.

•	18 products were introduced across our various families of Connectivity products, including PCI Express 2.0 packet switches, USB mobile charging solutions, MCU and MPS supervisory products, and high speed analog switches for PCI Express 3.0, Thunderbolt, Display Port 1.2, DDR3, and other high speed serial protocols.

•	31 products were introduced across our various Timing product lines, including Crystal, VCXO, TCXO, multiple output clock generators, multiple output XO, and PCI Express 3.0 XO, clock generator and buffer solutions offering extremely low jitter performance.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies. There can be no assurance that we will be successful in these efforts. Magnachip, TSMC and GlobalFoundries manufactured over 70% of the wafers for our semiconductor products in fiscal years 2012, 2011 and 2010, with the balance coming from between two and five other suppliers.

Declining selling prices will adversely affect gross margins unless we are able to offset such declines with the sale of new, higher margin products or achieve commensurate reductions in unit costs. We seek to improve our overall gross margin through the development and introduction of selected new products that we believe will ultimately achieve higher gross margins. A higher gross margin for a new product is typically not achieved until some period after the initial introduction of the product; that is, after start-up expenses for that product have been incurred and once volume production begins. In general, costs are higher at the introduction of a new product due to the use of a more generalized design schematic, lower economies of scale in the assembly phase and lower die yield. Our ability to reduce unit cost depends on our ability to shrink the die sizes of our products, improve yields, obtain favorable subcontractor pricing and make in-house manufacturing operations more productive and efficient. There can be no assurance that these efforts, even if successful, will be sufficient to offset declining selling prices.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	64.5	66.5	65.5
Gross margin	35.5	33.5	34.5
Operating expenses:
Research and development	15.9	12.2	11.7
Selling, general and administrative	21.6	17.7	18.0
Total operating expenses	37.5	29.9	29.7
Income (loss) from operations	(2.0)	3.6	4.8
Interest and other income, net	2.7	9.1	3.6
Interest expense	—	(0.4)	—
Income before income taxes	0.7	12.3	8.4
Income tax expense	2.3	4.6	2.7
Net income (loss) from consolidated companies	(1.6)	7.7	5.7
Equity in net income of unconsolidated affiliates	0.1	0.4	1.7
Net income (loss)	(1.5)%	8.1%	7.4%

COMPARISON OF FISCAL 2012, 2011 AND 2010

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Net revenues	$137,135	$166,343	–17.6%	$166,343	$146,913	13.2%
Percentage of net revenues accounted for by top 5 direct customers(1)	47%	51%		51%	54%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	2
Percentage of net revenues accounted for by top 5 end customers(2)	28%	26%		26%	30%
Number of end customers that each account for more than 10% of net revenues	—	—		—	1

(1)	Direct customers include distributors, contract manufacturers and OEMs.
(2)	End customers are OEMs and their products are manufactured using the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. For end customer sales data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Our order backlog stood at $27.0 million as of June 30, 2012 and $25.4 million as of July 2, 2011. We expect to fulfill most of our backlogged orders as of June 30, 2012 within the first quarter of fiscal 2013. We remain heavily reliant on orders that book and ship in the same quarter (“turns orders”). Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue decreased $29.2 million or 17.6% in fiscal 2012 versus 2011 primarily as the result of:

•	A decrease of $25.6 million or 23.1% in sales of our IC products to $85.4 million, which included $13.3 million from the acquisition of PTI, and
•	a $3.6 million decrease in sales of FCP products to $51.7 million, for a 6.5% decline.

These sales decreases are primarily the result of declines in unit sales volumes of existing products, as opposed to price decreases.

Net revenue increased $19.4 million or 13.2% in fiscal 2011 versus 2010 primarily as the result of:

•	an increase of $18.7 million or 20.3% in sales of our IC products to $111.0 million, which included $16.6 million from the acquisition of PTI, and
•	a $715,000 increase in sales of FCP products to $55.3 million, for a 1.3% improvement.

These sales increases are primarily the result of changes in unit sales volumes of existing products as well as the introduction and sale of new products, as opposed to price increases. It should be noted that fiscal 2010 benefited from having 53 weeks, which added approximately $3.0 million to net revenues for that year, while fiscal 2011 consisted of 52 weeks.

For the years ended June 30, 2012 and July 2, 2011, net revenue was reduced by sales reserves in the amount of $6.0 million in each year. In the future, market conditions could become more difficult as other companies compete more aggressively for business. Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable, and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010:

	Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Net sales to countries:
Taiwan	46.2%	45.6%	51.0%
China (including Hong Kong)	35.1%	34.8%	27.3%
United States	5.3%	6.0%	8.2%
Others (less than 10% each)	13.4%	13.6%	13.5%
Total net sales	100.0%	100.0%	100.0%

Over the past three years, sales to Taiwan and China have constituted the majority of our sales. We expect this trend will continue in the future.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Net revenues	$137,135	$166,343	–17.6%	$166,343	$146,913	13.2%
Gross profit	48,651	55,682	–12.6%	55,682	50,767	9.7%
Gross profit percentage	35.5%	33.5%		33.5%	34.5%

The $7.0 million decrease in gross profit in fiscal 2012 as compared to fiscal 2011 is primarily the result of:

•	A 17.6% decrease in sales, which led to $9.8 million of decreased gross profit, partially offset by
•	higher margins at 35.5%, resulting in a $2.8 million increase in gross profit.

The $4.9 million increase in gross profit in fiscal 2011 as compared to fiscal 2010 is primarily the result of:

•	A 13.2% increase in sales, which led to $6.7 million of increased gross profit, and
•	lower margins at 33.5%, resulting in a $1.7 million decrease in gross profit.

During fiscal years 2012, 2011 and 2010, gross profits and gross margins benefited from the sale of inventory, previously valued at $188,000, $64,000 and $209,000, respectively, that we had previously identified as excess and reserved.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Net revenues	$137,135	$166,343	–17.6%	$166,343	$146,913	13.2%
Research and development	21,722	20,230	7.4%	20,230	17,208	17.6%
R&D as a percentage of net revenues	15.9%	12.2%		12.2%	11.7%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The approximately $1.5 million expense increase for fiscal 2012 as compared with fiscal 2011 is primarily attributable to increases of $698,000 for masks and assembly expenditures, $550,000 for design consultants and other outside services and $183,000 in facilities-related expenses.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Net revenues	$137,135	$166,343	–17.6%	$166,343	$146,913	13.2%
Selling, general and administrative	29,648	29,447	0.7%	29,447	26,478	11.2%
SG&A as a percentage of net revenues	21.6%	17.7%		17.7%	18.0%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $201,000 expense increase for fiscal 2012 as compared with fiscal 2011 is attributable to $856,000 of notes receivable write-offs and increases of $232,000 in recruiting expenses, partially offset by an $856,000 reduction in compensation-related expenses including share-based compensation charges.

The $3.0 million expense increase for fiscal 2011 as compared with fiscal 2010 is attributable to $3.1 million of SG&A expenses at PTI after the acquisition, with overall increases of $1.4 million in compensation-related expenses including those for share-based compensation, $409,000 in travel and entertainment expenses, $1.5 million in rent, utilities, depreciation and amortization expenses and $1.2 million for various other department expenses. The increases were partially offset by decreased expenditures of $1.5 million for legal and accounting fees, which were high in the prior year due to the fiscal 2009 year-end accounting review, quarterly restatements and delayed 10-K filing.

We anticipate that selling, general and administrative expenses will increase in future periods as we add to our support and administrative staff, particularly in sales and marketing, and as we face increasing commission expense to the extent we achieve higher sales levels. We intend to continue to focus on controlling selling, general and administrative expenses.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Net revenues	$137,135	$166,343	–17.6%	$166,343	$146,913	13.2%
Interest income	3,460	4,448	–22.2%	4,448	5,340	–16.7%
Other income (expense)	224	10,694	n/m(1)	10,694	(88)	n/m(1)
Total interest and other income, net	$3,684	$15,142		$15,142	$5,252

(1)	“n/m” means not meaningful.

The decrease in interest income including realized gains for fiscal 2012, as compared to fiscal 2011, was primarily the result of a $1.0 million decrease in realized gains from the sale of investment securities. Other income (expense) for fiscal 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition.

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

INTEREST EXPENSE

Interest expense decreased to $70,000 in fiscal 2012 from $765,000 in fiscal 2011 primarily because fiscal 2011 included the interest accretion of $688,000 on the PTI contingent earn-out liability and the interest on short-term debt incurred to finance a portion of the PTI acquisition. Interest expense increased to $765,000 in fiscal 2011 from $30,000 in fiscal 2010 as a result of the PTI acquisition.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Pre-tax income	$895	$20,382	–95.6%	$20,382	$12,303	65.7%
Income tax provision	3,097	7,619	–59.4%	7,619	3,911	94.8%
Effective tax rate	346.0%	37.4%		37.4%	31.8%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2012 increased from fiscal 2011 primarily due to an increase in the valuation allowance of $3.2 million. This resulted from the establishment of a $2.8 million deferred tax asset valuation allowance relating to California tax credits that are not more likely than not to be utilized in the future, with the balance from increases in net operating losses generated in non-US subsidiaries.

The effective tax rate for fiscal 2011 increased from fiscal 2010 primarily due to a higher unfavorable impact from foreign income and withholding taxes and reduced benefits from resolution of certain tax audits and expiration of statute of limitations. A reconciliation of our tax rates for fiscal years 2012, 2011 and 2010 is detailed in Note 19 to the Consolidated Financial Statements contained in this report on Form 10-K.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	% Change	July 2, 2011	July 3, 2010	% Change
Equity in net income of PTI	$—	$467	(100.0)%	$467	$2,071	(77.5)%
Equity in net income of JCP	134	233	(42.5)%	233	359	(35.1)%
Total equity in net income of unconsolidated affiliates	$134	$700	(80.9)%	$700	$2,430	(71.2)%

Equity in net income of unconsolidated affiliates includes our allocated portion of the net income of PTI, a British Virgin Islands corporation with facilities in Shanghai and Hong Kong, until we acquired the remaining interest on August 31, 2010. Prior to the acquisition of PTI, we accounted for our investment using the equity method of accounting. Our allocated portion of PTI’s results was income of $2.1 million in fiscal 2010, and we recorded $467,000 of income in fiscal 2011 prior to the acquisition.

For additional information concerning the PTI transaction, see Note 6 of Notes to Consolidated Financial Statements in this report.

Equity in net income of unconsolidated affiliates also includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For fiscal 2012, the Company’s allocated portion of JCP’s results was income of $134,000, as compared with $233,000 and $359,000 for fiscal 2011 and 2010, respectively.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the years ended June 30, 2012 and July 2, 2011, we had no net income attributable to noncontrolling interests. For the year ended July 3, 2010, net income attributable to noncontrolling interests in income of our consolidated subsidiary PSE-TW was $28,000, and we acquired the noncontrolling interest of PSE-TW during that year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $127.8 million, as compared with $127.6 million at July 2, 2011 and $118.9 million at July 3, 2010. In fiscal 2011, we acquired all remaining outstanding shares of PTI capital stock not previously owned by us for approximately $30.5 million in cash, plus earn-out and bonus of $6 million that was paid in the first half of fiscal 2012. In fiscal 2010 we made no acquisitions of other companies other than purchase of noncontrolling interests in our consolidated subsidiaries.

The Company’s investment in debt securities includes government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Federal Home Loan Banks. Those issued by commercial banks are AAA-rated. At June 30, 2012, unrealized gains on marketable securities, net of taxes were $194,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 30, 2012 to recover in fair value up to our cost basis within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at June 30, 2012.

As of June 30, 2012, we owned assets classified as cash and cash equivalents of $24.3 million as compared to $30.0 million at July 2, 2011 and $29.5 million at July 3, 2010. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries. During the 2012 fiscal year, we purchased $4.3 million of property and equipment as compared to $11.7 million and $10.4 million in fiscal 2011 and 2010, respectively.

We generated approximately $3.7 million of interest and other income, net during the fiscal year ended June 30, 2012 compared to $15.1 million and $5.3 million in the fiscal years ended July 2, 2011 and July 3, 2010, respectively. 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2012, our net cash provided by operating activities of $27.7 million was the result of $18.3 million in net favorable non-cash adjustments to a net loss of $2.1 million, and favorable changes in assets and liabilities of $11.5 million. The favorable adjustments to the net loss were primarily comprised of depreciation and amortization of $11.9 million, share-based compensation of $3.7 million, $1.8 million in deferred taxes, $856,000 in notes receivable writeoffs, share-based compensation tax benefit of $512,000 and $354,000 of property and equipment writeoffs, partially offset by $673,000 of realized gain on investments and $134,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $6.3 million decrease in accounts receivable, a $5.0 million decrease in net inventory, a $676,000 decrease in other assets, a $2.7 million increase in accounts payable and a $453,000 increase in long term liabilities, partially offset by an $883,000 increase in prepaid expenses and other current assets and a $2.7 million decrease in accrued liabilities.

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

In fiscal 2012, we used $15.2 million of cash in our investing activities, which was primarily comprised of final payouts of $8.1 million to complete the PTI acquisition, purchases of property and equipment of $4.3 million, and net purchases of investments of $5.7 million, partially offset by a $2.9 million reduction in restricted cash balances.

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

In fiscal 2012, we used cash in financing activities of $17.6 million, which consisted of $11.6 million used to repurchase common stock and $6.9 million of net paydowns of short-term bank loans, partially offset by $918,000 of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan.

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

On April 29, 2008, the Board authorized the repurchase of $30 million worth of common stock. During the year ended July 3, 2010, the Company repurchased 907,545 shares for an aggregate cost of $8.7 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. As of June 30, 2012, approximately $701,000 remained under the 2008 authority. On April 26, 2012, the Board authorized the repurchase of an additional $25 million of common stock shares.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 30, 2012:

	Payments Due by Period
(in thousands) Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Short-term debt	$1,364	$1,364	$—	$—	$—
Operating leases and operating expense commitments	2,574	1,546	1,020	8	—
Capital equipment purchase commitments	969	969	—	—	—
Yangzhou capital injection	15,000	7,000	8,000	—	—
Total contractual cash obligations	$19,907	$10,879	$9,020	$8	$—

The Company leases certain facilities under operating leases with termination dates on or before December 2013. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

As of June 30, 2012, we have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table. However, on July 6, 2012, we entered into an agreement to purchase a building to serve as our new corporate headquarters in Milpitas, California. The purchase, for $7.6 million, closed on August 9, 2012.

We completed the initial phase of our FCP facility in Jinan, PRC and the plant commenced operations during fiscal 2010. While further expansion of the plant is anticipated in the future, we have not yet begun planning for the next phase and do not anticipate significant outlays in the next twelve months.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Committee”) in China. Under the terms of the agreement, the Committee is to provide a funding, along with national and local tax incentives and other incentives. The funding would be paid in installments based on scheduled progress of the R&D Center’s development and our injection of paid-in capital. We made a $6 million capital injection in 2011 and applied for the initial agreed-upon subsidies of approximately $3.9 million. To date we have received only $773,000 which is recorded as a deferred credit under “Other long-term liabilities” on our consolidated balance sheets. We are currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the additional capital injections in the above table would not be made, although there may be additional terms or conditions involved in any settlement agreement.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholders equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for our fiscal year beginning July 1, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”, which provides updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for our fiscal year beginning July 1, 2012, with early adoption permitted. We are currently evaluating this guidance, but it is not expected that the adoption will have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 30, 2012, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $103.6 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. We do not expect such a scenario to occur. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2012, such as from 2.00% to 2.20%, the decline in the fair value of the portfolio would be approximately $9.4 million. On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At June 30, 2012, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $194,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	The following Consolidated Financial Statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	52
	Consolidated Balance Sheets as of June 30, 2012 and July 2, 2011	53
	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2012	54
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three fiscal years in the period ended June 30, 2012	55
	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2012	56
	Notes to Consolidated Financial Statements	57
2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended June 30, 2012, July 2, 2011 and July 3, 2010 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2012	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012, and the related financial statement schedule and our report dated August 31, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 31, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 6, 2012, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	2,949,414	(1)	$10.34	(2)	2,065,971
Employee stock purchase plan	—				1,835,939
Equity compensation plans not approved by shareholders:
SaRonix Inducement options	7,634		$10.00		—
Total	2,957,048		$10.34		3,901,910

(1)	Represents shares of the Company’s Common Stock issuable upon exercise of outstanding options under the following equity compensation plans: the 2004 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1995 Stock Option Plan, and 503,880 shares underlying outstanding restricted stock unit awards granted under the 2004 Stock Incentive Plan that may be delivered in the future upon satisfaction of vesting requirements.

(2)	This calculation does not take into account shares underlying restricted stock unit awards.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule — See Index to Financial Statements and Financial Statement Schedule at Item 8 of this annual report on Form 10-K.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit	Description
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

3.3
Amended and Restated Certificate of Determination of the Series D Junior Participating Preferred Shares, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 8, 2012, and incorporated herein by reference.

4.1
Rights Agreement between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., dated as of March 6, 2012, including Form of Right Certificate attached thereto as Exhibit B, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2012, and incorporated herein by reference.

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

10.6*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.

Exhibit	Description
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

10.13
Purchase and Sale Agreement, dated July 6, 2012, between Pericom Semiconductor Corporation and Barber Lane Investors, LLC for the acquisition of the office building at 1545 Barber Lane, Milpitas, California.

10.14	First Amendment to the Purchase and Sale Agreement between Pericom Semiconductor Corporation and Barber Lane Investors, LLC dated August 6, 2012.
14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended June 26, 2004 and incorporated herein by reference.
21.1	Subsidiaries of Pericom Semiconductor Corporation
23.1	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pericom Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 30, 2012 and July 2, 2011 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 30, 2012 and July 2, 2011 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 31, 2012

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,283	$30,023
Restricted cash	—	2,947
Short-term investments in marketable securities	79,924	76,266
Accounts receivable:
Trade (net of reserves and allowances of $2,566 and $1,947)	24,010	28,185
Other receivables	3,674	5,859
Inventories	16,604	21,942
Prepaid expenses and other current assets	2,425	1,929
Deferred income taxes	1,549	2,564
Total current assets	152,469	169,715

Property, plant and equipment — net	56,102	60,859
Investments in unconsolidated affiliates	2,474	2,596
Deferred income taxes — non current	2,447	4,324
Long-term investments in marketable securities	23,628	21,282
Goodwill	16,797	16,669
Intangible assets (net of accumulated amortization of $6,629 and $3,868)	12,831	15,690
Other assets	9,058	9,881
Total assets	$275,806	$301,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,364	$8,671
Accounts payable	14,860	12,221
Accrued liabilities	8,608	19,645
Total current liabilities	24,832	40,537

Industrial development subsidy	8,577	9,075
Deferred tax liabilities	6,191	6,605
Other long-term liabilities	2,571	2,074
Total liabilities	42,171	58,291

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and paid in capital — no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 30, 2012, 23,565,000; at July 2, 2011, 24,716,000	123,362	130,960
Retained earnings	100,694	102,762
Accumulated other comprehensive income, net of tax	9,579	9,003
Total shareholders’ equity	233,635	242,725
Total liabilities and shareholders’ equity	$275,806	$301,016

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenues	$137,135	$166,343	$146,913
Cost of revenues	88,484	110,661	96,146
Gross profit	48,651	55,682	50,767
Operating expenses:
Research and development	21,722	20,230	17,208
Selling, general and administrative	29,648	29,447	26,478
Total operating expenses	51,370	49,677	43,686
Income (loss) from operations	(2,719)	6,005	7,081
Interest and other income, net	3,684	15,142	5,252
Interest expense	(70)	(765)	(30)
Income before income taxes	895	20,382	12,303
Income tax expense	3,097	7,619	3,911
Net income (loss) from consolidated companies	(2,202)	12,763	8,392
Equity in net income of unconsolidated affiliates	134	700	2,430
Net income (loss)	$(2,068)	$13,463	$10,822
Net income attributable to noncontrolling interests	—	—	(28)
Net income (loss) attributable to Pericom shareholders	$(2,068)	$13,463	$10,794
Basic income (loss) per share to Pericom shareholders	$(0.09)	$0.54	$0.42
Diluted income (loss) per share to Pericom shareholders	$(0.09)	$0.53	$0.42
Shares used in computing basic earnings (loss) per share	24,094	24,923	25,412
Shares used in computing diluted earnings (loss) per share	24,094	25,254	25,717

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

				Accumulated
				Other
	Common Stock			Comprehensive		Total
			Retained	Income (Loss),	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Net	Interest	Equity
BALANCES, June 27, 2009	25,462	$133,162	$78,505	$797	$1,233	$213,697
Net income	—	—	10,794	—	28	10,822
Change in unrealized gain on investments, net	—	—	—	114	—	114
Currency translation adjustment	—	—	—	1,160	—	1,160
Total comprehensive income	—	—	—	—	—	12,096
Acquisition of noncontrolling interest	—	37	—	—	(1,261)	(1,224)
Issuance of common stock under employee stock plans	344	1,978	—	—	—	1,978
Share-based compensation expense	—	4,049	—	—	—	4,049
Tax benefit resulting from stock option transactions	—	(11)	—	—	—	(11)
Repurchase and retirement of common stock	(908)	(8,679)	—	—	—	(8,679)
BALANCES, July 3, 2010	24,898	130,536	89,299	2,071	—	221,906
Net income	—	—	13,463	—	—	13,463
Change in unrealized gain on investments, net	—	—	—	(549)	—	(549)
Currency translation adjustment	—	—	—	7,481	—	7,481
Total comprehensive income	—	—	—	—	—	20,395
Issuance of common stock under employee stock plans	431	1,528	—	—	—	1,528
Share-based compensation expense	—	4,286	—	—	—	4,286
Tax expense resulting from stock option transactions	—	58	—	—	—	58
Repurchase and retirement of common stock	(613)	(5,448)	—	—	—	(5,448)
BALANCES, July 2, 2011	24,716	130,960	102,762	9,003	—	242,725
Net loss	—	—	(2,068)	—	—	(2,068)
Change in unrealized gain on investments, net	—	—	—	(59)	—	(59)
Currency translation adjustment	—	—	—	635	—	635
Total comprehensive loss	—	—	—	—	—	(1,492)
Issuance of common stock under employee stock plans	332	918	—	—	—	918
Share-based compensation expense	—	3,723	—	—	—	3,723
Tax benefit resulting from stock option transactions	—	(612)	—	—	—	(612)
Repurchase and retirement of common stock	(1,483)	(11,627)	—	—	—	(11,627)
BALANCES, June 30, 2012	23,565	$123,362	$100,694	$9,579	$—	$233,635

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,068)	$13,463	$10,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,898	11,000	7,958
Stock based compensation	3,736	4,286	4,049
Tax benefit resulting from stock option transactions	512	782	291
Excess tax benefit resulting from stock option transactions	(4)	(84)	(97)
Write-off of notes receivable	856	—	—
Gain on sale of investments	(673)	(1,922)	(2,348)
Write-off of property and equipment	354	75	152
Gain on previously held shares in PTI	—	(11,004)	—
Equity in net income of unconsolidated affiliates	(134)	(700)	(2,430)
Deferred taxes	1,753	4,020	344
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	6,289	2,204	(2,108)
Inventories	5,008	6,103	(7,014)
Prepaid expenses and other current assets	(883)	285	(2,183)
Other assets	676	(261)	(744)
Accounts payable	2,688	(4,841)	4,757
Accrued liabilities	(2,735)	(1,610)	(5,731)
Other long-term liabilities	453	1,850	2,719
Net cash provided by operating activities	27,726	23,646	8,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(4,324)	(11,715)	(10,353)
Acquisition of PTI, net of cash acquired	(8,077)	(17,514)	—
Purchase of available-for-sale investments	(97,726)	(220,822)	(120,722)
Maturities and sales of available-for-sale investments	91,981	224,111	120,353
Cash paid for noncontrolling interest acquisition	—	—	(1,223)
Change in restricted cash balance	2,947	(2,947)	3,200
Net cash used in investing activities	(15,199)	(28,887)	(8,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	918	1,528	1,978
Excess tax benefit resulting from stock option transactions	4	84	97
Paydowns on mortgage financing	—	—	(1,725)
Proceeds from short-term debt	10,744	8,003	—
Payments on short-term debt	(17,635)	—	—
Repurchase of common stock	(11,627)	(5,448)	(8,679)
Net cash provided by (used in) financing activities	(17,596)	4,167	(8,329)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(671)	1,602	811
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,740)	528	(7,826)
CASH AND CASH EQUIVALENTS:
Beginning of year	30,023	29,495	37,321
End of year	$24,283	$30,023	$29,495
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,722	$4,361	$2,166
Cash paid during the period for interest	$75	$77	$30
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial contingent earn-out liability	$—	$4,087	$—
Accrued acquisition-related liabilities	$—	$3,541	$—

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

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION — These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Semiconductor (HK) Limited (“PSC-HK”), Pericom Asia Limited (“PAL”) and PSE Technology Corporation (“PSE-TW”). In addition PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation (“PSE-SD”) and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). PTI became a wholly-owned subsidiary in the first quarter of fiscal 2011 (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-K for further details). PSE-TW was formerly known as the SaRonix-eCERA Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTS — The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value.

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES — The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At June 30, 2012 and July 2, 2011, investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following:

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities:

	As of June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time Deposits	$10,344	$—	$—	$—	$10,344
US Treasury securities	3,639	—	(5)	(5)	3,634
National government and agency securities	6,582	167	—	167	6,749
State and municipal bond obligations	1,772	1	(1)	—	1,772
Corporate bonds and notes	61,374	461	(197)	264	61,638
Asset backed securities	10,148	19	(86)	(67)	10,081
Mortgage backed securities	9,313	98	(77)	21	9,334
Total	$103,172	$746	$(366)	$380	$103,552

	As of July 2, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time Deposits	$10,740	$—	$—	$—	$10,740
US Treasury securities	600	2	—	2	602
National government and agency securities	9,065	128	(7)	121	9,186
State and municipal bond obligations	1,250	8	—	8	1,258
Corporate bonds and notes	53,346	458	(105)	353	53,699
Asset backed securities	11,381	32	(75)	(43)	11,338
Mortgage backed securities	10,767	41	(83)	(42)	10,725
Total	$97,149	$669	$(270)	$399	$97,548

The following tables show the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2012 and July 2, 2011:

	Continuous Unrealized Losses at June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$3,434	$5	$—	$—	$3,434	$5
National government and agency securities	327	—	—	—	327	—
State and municipal bond obligations	1,033	1	—	—	1,033	1
Corporate bonds and notes	12,117	85	3,782	112	15,899	197
Asset backed securities	1,784	15	1,595	71	3,379	86
Mortgage backed securities	659	—	403	77	1,062	77
	$19,354	$106	$5,780	$260	$25,134	$366

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Continuous Unrealized Losses at July 2, 2011
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	$—	$—	$—	$—	$—
National government and agency securities	2,254	7	—	—	2,254	7
State and municipal bond obligations	—	—	—	—	—	—
Corporate bonds and notes	12,765	103	251	2	13,016	105
Asset backed securities	4,867	64	149	11	5,016	75
Mortgage backed securities	3,407	10	336	73	3,743	83
	$23,293	$184	$736	$86	$24,029	$270

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

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its consolidated income statement. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2012, 2011 and 2010 realized gains on available-for-sale securities were $673,000, $1.9 million and $2.3 million, respectively.

The following table lists the fair value of the Company’s short- and long-term investments by length of time to maturity as of June 30, 2012 and July 2, 2011:

(In thousands)	June 30, 2012	July 2, 2011
One year or less	$21,254	$10,316
Between one and three years	52,106	37,983
Greater than three years	22,084	25,021
Multiple Dates	8,108	24,228
	$103,552	$97,548

Securities with maturities over multiple dates are mortgage-backed securities (MBS) or asset-backed securities (ABS) featuring periodic principle paydowns through 2041.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair value based on quoted market prices. A further discussion of the fair value of financial instruments is detailed in Note 18 to the Consolidated Financial Statements contained in this report on Form 10-K.

ALLOWANCE FOR DOUBTFUL ACCOUNTS — The Company computes its allowance for doubtful accounts using a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to the Company, reducing the net recognized receivable to the amount the Company reasonably believes it will collect. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience.

INVENTORIES — For IC and certain FCP products, the Company records inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. The carrying value

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of inventory is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period. The semiconductor markets that the Company serves are volatile and actual results may vary from forecast or other assumptions, potentially affecting the Company’s assessment of excess and obsolete inventory, resulting in material effects on gross margin.

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

PROPERTY, PLANT AND EQUIPMENT — The Company states its property, plant and equipment at cost. Cost includes purchase cost, applicable taxes, freight, installation costs and interest incurred in the acquisition of any asset that requires a period of time to make it ready for use. We compute depreciation and amortization using the straight-line method over estimated useful lives of three to eight years except for buildings, which we depreciate using the straight-line method over estimated useful lives of twenty to forty years. We depreciate leasehold improvements over the shorter of the lease term or the improvement’s estimated useful life. In addition, we capitalize the cost of major replacements, improvements and betterments, while we expense normal maintenance and repair.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES — The Company holds or has held ownership interests in various investees. Our ownership in these affiliates has varied from 20% to approximately 49%. We classify these investments as investments in unconsolidated affiliates in our consolidated balance sheets. The Company accounts for long-term investments in companies in which it has an ownership share larger than 20% and in which it has significant influence over the activities of the investee using the equity method. We recognize our proportionate share of each investee’s income or loss in the period in which the investee reports the income or loss. We eliminate all intercompany transactions in accounting for our equity method investments.

OTHER ASSETS — The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, land use rights and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 30, 2012 and determined that no impairment existed. Two of the Company’s subsidiaries, PSE-SD and PTI, hold land use rights that were acquired from the local Chinese government which entitle the Company to use the land for 15 to 50 years. The cost of the land use rights is recorded as a component of other assets and is being depreciated over 15 to 50 years, the useful life of the rights.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least on an annual basis in the fourth quarter of the fiscal year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. In accordance with the guidance on Accounting Standards Codification (″ASC″) 350, Intangibles-Goodwill and Other, a two-step test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. In general, the Company’s reporting units are one step below the segment level. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each reporting unit.

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

BUSINESS COMBINATIONS — Effective July 4, 2010, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 updated guidance related to business combinations. The updated guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The updated standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated standard also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The updated guidance had a material impact on the Company’s consolidated financial statements during the year ended July 2, 2011. In fiscal 2011, the Company completed the acquisition of PTI. Under the updated guidance, the Company expensed the transaction costs of approximately $0.6 million associated with the PTI acquisition, while under the prior accounting standards such costs would have been capitalized. In addition, the Company recognized the fair value of a contingent earn-out liability in connection with the PTI acquisition of $4.1 million, and subsequently recognized an expense of $0.7 million related to the change in the estimated fair value of contingent earn-out liability, while under the prior

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting standards the earn-out would not have been recognized as part of the consideration transferred until the contingency was resolved. Further, the Company acquired in-process research and development of approximately $3.3 million in connection with the PTI acquisition which has been capitalized in accordance with the updated guidance, whereas under prior authoritative guidance the amount would have been expensed immediately. Therefore, the adoption of the updated guidance related to business combinations has had and likely will continue to have a material impact on our future consolidated financial statements.

INCOME TAXES — The Company accounts for income taxes following the Financial Accounting Standards Board’s statements and related interpretations, which require an asset and liability approach to recording deferred taxes. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based on its estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net gains or (losses) from foreign currency translation of assets and liabilities of $635,000 and $7.5 million in fiscal 2012 and 2011, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity. Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $334,000, $(321,000) and $(197,000) in fiscal 2012, 2011 and 2010 respectively, and are included in interest and other income, net.

SHARE-BASED COMPENSATION — The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period. See Note 16 for further discussion of share-based compensation.

REVENUE RECOGNITION — The Company recognizes revenue from the sale of its products when:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	The sales price is fixed or determinable; and
•	Collectability is reasonably assured.

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

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

for our distributor, the Company negotiates a ship from stock and debit with the distributor. Management analyzes the Company’s SSD history to develop current SSD rates that form the basis of the SSD sales reserve recorded each period. The Company obtains the historical SSD rates from its internal records.

The Company’s distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous six-month period. The contractual stock rotation applies only to shipments at the Company’s listed book price. Asian distributors typically buy the Company’s product at less than standard price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for the Company’s benefit as well as theirs, the Company grants Asian distributors stock rotation privileges between 1% and 10% even though the Company is not contractually obligated to do so. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors.

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

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SHIPPING COSTS — We charge shipping costs to cost of revenues as incurred.

CONCENTRATION OF CREDIT RISK — The Company primarily sells its products to a relatively small number of companies and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses. The Company also purchases substantially all of its wafers from three suppliers and purchases other manufacturing services from a relatively small number of suppliers.

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenues	Trade Accounts Receivable
June 30, 2012	Customer A	18%	26%
	Customer B	14	6
	All others	68	68
		100%	100%
July 2, 2011	Customer A	18%	16%
	Customer B	15	12
	All others	67	72
		100%	100%
July 3, 2010	Customer A	22%	26%
	Customer B	14	9
	All others	64	65
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholders equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for the Company’s fiscal year beginning July 1, 2012 with retrospective application

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

EARNINGS (LOSS) PER SHARE — The Company bases its basic earnings (loss) per share upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended June 30, 2012 is as follows:

	Fiscal Year Ended
(In thousands, except for per share data)	June 30, 2012	July 2, 2011	July 3, 2010
Net income (loss) attributable to Pericom shareholders	$(2,068)	$13,463	$10,794
Computation of common shares outstanding — basic earnings (loss) per share:
Weighted average shares of common stock	24,094	24,923	25,412
Basic earnings (loss) per share attributable to Pericom shareholders	$(0.09)	$0.54	$0.42
Computation of common shares outstanding — diluted earnings (loss) per share:
Weighted average shares of common stock	24,094	24,923	25,412
Dilutive shares using the treasury stock method	—	331	305
Shares used in computing diluted earnings (loss) per share	24,094	25,254	25,717
Diluted earnings (loss) per share attributable to Pericom shareholders	$(0.09)	$0.53	$0.42

As the Company incurred a loss for the year ended June 30, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable share would be anti-dilutive. Options to purchase 2.5 million shares of common stock, and restricted stock units of 504,000 shares were outstanding during the year ended June 30, 2012 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.4 million shares of common stock, and restricted stock units of 43,000 shares were outstanding during the year ended July 2, 2011 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.8 million shares of common stock, and restricted stock units of 76,000 shares were outstanding during the year ended July 3, 2010 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Interest receivable	$832	$597
VAT and other tax receivables	1,928	3,226
Government subsidy receivable	823	1,546
Other accounts receivable	91	490
	$3,674	$5,859

3. INVENTORIES

Inventories consist of:

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Finished goods	$5,252	$5,905
Work-in-process	3,981	4,701
Raw materials	7,371	11,336
	$16,604	$21,942

As of June 30, 2012, the Company had reserved for $3.8 million of inventory as compared to $4.2 million at July 2, 2011.

4. PROPERTY, PLANT AND EQUIPMENT — NET

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Machinery and equipment	$53,649	$50,268
Buildings	30,104	23,200
Computer equipment and software	15,303	15,389
Land	3,666	3,805
Furniture and fixtures	1,441	1,361
Leasehold improvements	1,277	1,174
Vehicles	153	152
Total	105,593	95,349
Accumulated depreciation and amortization	(51,164)	(44,662)
Construction-in-progress	1,673	10,172
Property, plant and equipment — net	$56,102	$60,859

Depreciation expense for the years ended June 30, 2012, July 2, 2011 and July 3, 2010 was $8.0 million, $7.7 million and $6.7 million, respectively.

5. OTHER ASSETS

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Land use rights	$6,890	$6,938
Investments in privately held companies	1,303	1,354
Deposits	263	239
Other	602	1,350
Total	$9,058	$9,881

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS (Continued)

The Company purchased land use rights from the People’s Republic of China (PRC) in 2008 for the construction of its Jinan facility and its operation for a period of 50 years. In addition, the PTI acquisition in 2011 included land use rights for PTI’s properties in Shanghai.

The Company has investments in certain privately held companies which it accounts for under the cost method. The Company reviews these investments for impairment on a periodic basis. No impairment charges relating to investments in privately held companies were recorded during fiscal 2012, 2011 or 2010. For the year ended June 30, 2012, the Company wrote off $856,000 of promissory notes receivable due from two privately held technology companies which was recorded as a charge to general and administrative expense.

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI for cash consideration of $30.2 million. An additional approximately $6 million in earn-out consideration and bonus payments were also paid by the Company in fiscal 2012 for achievement of gross profit milestones for fiscal year 2011.

Fair Value of Consideration Transferred (in thousands):

Cash consideration	$30,236
Acquisition date fair value of contingent earn-out consideration	4,087
Acquisition date fair value of previously held interest in PTI	23,672
Total	$57,995

Immediately prior to the acquisition, remeasurement of our interest in PTI led to a gain of $11.0 million, which amount was recorded in interest and other income, net in the fiscal 2011 consolidated statement of operations. This fair value measurement was based on the per share consideration paid in the transaction, including the fair value of the earn-out, applied to the number of shares held by the Company immediately prior to closing.

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

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATION (Continued)

As of the date of acquisition, inventories are required to be measured at fair value. The fair value of inventory of $3.4 million was based on assumptions applied to the PTI acquired inventory balance. For finished goods and work-in-progress inventory, the Company assumed that estimated selling prices would yield gross margins consistent with actual margins earned by PTI during the second half of fiscal year 2010. The Company assumed that selling cost as a percentage of revenue would be consistent with actual rates experienced by PTI during the second half of fiscal year 2010.

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

In-process research and development (“IPRD”) consisted of the in-process projects to complete development of certain PTI products. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Acquired IPRD assets were initially recognized at fair value and were classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, the assets were not amortized as charges to earnings. Development of the PTI IPRD products was completed in the third quarter of fiscal year 2012. At this point the acquired IPRD projects were considered a finite-lived intangible asset and amortization commenced over an expected life of 6 years.

The deferred tax liability of $3.0 million associated with the estimated fair value adjustments of assets acquired and liabilities assumed was recorded using the estimated statutory tax rate in the jurisdictions where the fair value adjustments occurred.

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million was allocated to goodwill. Subsequently, goodwill was reduced by approximately $335,000 as a result of working capital adjustments and indemnification claims. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets was the acquisition of an assembled workforce of experienced semiconductor engineers, synergies in products, technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATION (Continued)

the value of goodwill has become impaired, the Company will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The amount of PTI net revenues included in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2012 was $13.3 million, and from the PTI acquisition date of August 31, 2010 to July 2, 2011, was approximately $16.6 million.

Pro Forma Data for the PTI Acquisition

The following table presents the unaudited pro forma results of the Company as though the PTI acquisition described above occurred at the beginning of the fiscal year ended July 3, 2010. The data below includes the historical results of the Company and PTI on a standalone basis through the closing date of acquisition, with adjustments as noted in the supplemental information. The pro forma results presented do not purport to be indicative of the results that would have been achieved had the acquisition been made as of that date nor of the results which may occur in the future.

	Year Ended	Year Ended
(unaudited)	July 2,	July 3,
(in thousands except per share)	2011	2010
Revenue	$170,509	$163,643
Net income	9,568	17,091
Net income per share — basic	0.38	0.67
Net income per share — diluted	0.38	0.66

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)	$(1,139)
Total revenue adjustment	$(383)	$(1,139)

Pro forma adjustments to net income
Depreciation and amortization	$511	$(2,737)
Earnout and compensation expense accruals	1,614	(1,613)
Eliminate the Company’s share of PTI income	(468)	(2,071)
Acquisition related costs	761	(761)
Gain on previously held interest in PTI	(7,263)	8,938
Other	(155)	(313)
Total net income adjustments	$(5,000)	$1,443

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investment in unconsolidated affiliates is comprised of the following:

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,474	$2,596

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Prior to completing the PTI acquisition on August 31, 2010, the Company had a 42.04% ownership interest in PTI. Pericom accounted for its investment in PTI prior to the acquisition using the equity method due to the Company’s significant influence over its operations. PTI was incorporated in 1994, and in 1995 established a design center and sales office to pursue opportunities and participate in joint ventures in China. Prior to the acquisition, the Company purchased $383,000 and $1.1 million in goods and services from PTI during the years ended July 2, 2011 and July 3, 2010, respectively. PTI owed the Company $65,000 at July 3, 2010 for reimbursement of certain administrative expenses incurred by the Company on behalf of PTI and for advances made to PTI by the Company. Condensed financial information of PTI at July 3, 2010 is as follows:

(Unaudited) As of and for the year ended
(in thousands)	July 3, 2010
Total assets	$26,875
Total liabilities	$2,546
Total equity	$24,329

Revenue	$17,869
Cost of revenues	8,798
Gross profit	9,071

Operating expenses	4,427
Income from operations	4,644
Interest and other income	440
Income tax expense	230
Net income	$4,854

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

The Company holds or has held ownership interests in various other privately held companies. The ownership in these affiliates varied from 20% to approximately 49%. For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 30, 2012, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $3.6 million.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the years ended June 30, 2012 and July 2, 2011:

	As of
(in thousands)	June 30, 2012	July 2, 2011
Goodwill
Beginning balance	$16,669	$1,681
Acquisition of PTI, net	—	14,218
Other adjustments	(239)	(96)
Cumulative translation adjustments	367	866
Ending balance	$16,797	$16,669

The Company’s acquired intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	June 30, 2012			July 2, 2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$5,906	$(1,888)	$4,018	$5,777	$(909)	$4,868
eCERA trade name	44	(43)	1	45	(38)	7
Core developed technology	13,110	(4,698)	8,412	12,040	(2,648)	9,392
SaRonix supplier relationship	—	—	—	398	(273)	125
Total amortizable purchased intangible assets	19,060	(6,629)	12,431	18,260	(3,868)	14,392
IPRD	—	—	—	883	—	883
SaRonix trade name	400	—	400	415	—	415
Total purchased intangible assets	$19,460	$(6,629)	$12,831	$19,558	$(3,868)	$15,690

Amortization expense related to finite-lived purchased intangible assets was approximately $3.1 million in fiscal 2012, $2.8 million in fiscal 2011 and $331,000 in fiscal 2010. Amortization of intangible assets in fiscal 2012 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent write-off.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 30, 2012 or July 2, 2011. However, future impairment tests could result in a charge to earnings.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL AND INTANGIBLE ASSETS (Continued)

The finite-lived purchased intangible assets consist of supplier relationships, trade name, and core developed technology, which have remaining weighted average useful lives of approximately two years. We expect our future amortization expense over the next five years associated with these assets to be:

	Fiscal Years Ending
(in thousands)	2013	2014	2015	2016	2017 and beyond	Total
Expected Amortization
Customer relationships	$965	$965	$965	$965	$158	$4,018
eCERA trade name	1	—	—	—	—	1
Core developed technology	2,120	1,945	1,866	1,866	615	8,412
	$3,086	$2,910	$2,831	$2,831	$773	$12,431

10. ACCRUED LIABILITIES

Accrued liabilities consist of:

	As of the year ended
(in thousands)	June 30, 2012	July 2, 2011
Accrued compensation	$5,886	$6,979
Acquisition-related liabilities	—	3,541
Contingent earn-out liability	—	4,774
Accrued construction liabilities	845	2,316
Income taxes payable	2	249
Sales commissions	497	545
Other accrued expenses	1,378	1,241
	$8,608	$19,645

11. DEBT

As of June 30, 2012, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $1.4 million. The loans are denominated in U.S. Dollars and Japanese Yen and carry variable rates of interest currently at 1.3% per annum. The loans have maturities ranging from 28 to 84 days.

12. RESTRICTED ASSETS

As of June 30, 2012, the Company had pledged and restricted assets of $4.3 million consisting of land and buildings PSE-TW has pledged for loan and credit facilities. The PSE-TW loan and credit facility is for equipment purchases or inventory financing and $1.4 million was outstanding under this facility as of June 30, 2012.

As of July 2, 2011, the Company had pledged and restricted assets of $7.4 million. These consist of $4.5 million in land and buildings PSE-TW has pledged for loan and credit facilities and $2.9 million of restricted cash at PAL. The PSE-TW loan and credit facility is for equipment purchases or inventory financing and $5.0 million was outstanding under this facility as of July 2, 2011. The PAL restricted cash was in an escrow account for contingent remaining liabilities related to the PTI acquisition.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

The future minimum commitments at June 30, 2012 are as follows:

	Fiscal Year
(in thousands)	2013	2014	2015	2016 and beyond	Total
Short-term debt	$1,364	$—	$—	$—	$1,364
Operating lease payments	1,546	824	196	8	2,574
Capital equipment purchase commitments	969	—	—	—	969
Yangzhou capital injection	7,000	8,000	—	—	15,000
Total	$10,879	$8,824	$196	$8	$19,907

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of June 30, 2012. However, on July 6, 2012, we entered into an agreement to purchase a building to serve as our new corporate headquarters in Milpitas, California. The purchase, for $7.6 million, closed on August 9, 2012.

On December 1, 2009, the Company entered into an R&D Center Investment Agreement (the “R&D Agreement”) with the Administrative Committee of the Yangzhou Economic and Technology Development Zone (the “Committee”) in China. Under the terms of the agreement, the Committee is to provide a funding, along with national and local tax incentives and other incentives. The funding would be paid in installments based on scheduled progress of the R&D Center’s development and our injection of paid-in capital. The Company made a $6 million capital injection in 2011 and applied for the initial agreed-upon subsidies of approximately $3.9 million. To date the Company has received only $773,000 which is recorded as a deferred credit under “Other long-term liabilities” on the consolidated balance sheets. The Company is currently negotiating with the Yangzhou government to terminate the R&D Agreement. If the termination is successful, the additional capital injections in the above table would not be made, although there may be additional terms or conditions involved in any settlement agreement.

Rent expense during the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was $1.9 million, $1.9 million and $1.7 million, respectively.

14. INDUSTRIAL DEVELOPMENT SUBSIDY

As of June 30, 2012, industrial development subsidies in the amount of $12.5 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at June 30, 2012 was $8.6 million, which amount is expected to be recognized over the next three to twenty years.

We recognized $1.3 million and $1.3 million of industrial development subsidy as a reduction of cost of goods sold and $180,000 and $239,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the years ended June 30, 2012 and July 2, 2011, respectively.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EQUITY AND COMPREHENSIVE INCOME

Effective with the beginning of fiscal 2010, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is shown on the face of the consolidated statements of operations.

The Company’s subsidiary PSE-TW had noncontrolling interests for the first four months of fiscal 2010. Parties other than the Company owned approximately 2.71% of the outstanding shares of PSE-TW, and these shares were acquired by the Company in November 2009 for approximately $1.2 million.

Comprehensive income (loss) consists of net income (loss), changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of June 30, 2012, accumulated other comprehensive income consists of $194,000 of unrealized gains net of tax and $9.4 million of accumulated currency translation gains.

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 30, 2012, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At June 30, 2012 the Company had four stock option plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan (“ESPP”). The Company’s aggregate compensation cost due to option and restricted stock unit grants and the ESPP for the twelve months ended June 30, 2012 totaled $3.7 million, as compared with $4.3 million and $4.0 million for fiscal 2011 and 2010, respectively. The Company recognized $1.2 million, $1.4 million, and $1.2 million in income tax benefit in the consolidated statements of operations for fiscal 2012, 2011 and 2010, respectively, related to the Company’s share-based compensation arrangements. The net impact of share-based compensation for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was a reduction in net income of $2.5 million, $2.9 million and $2.9 million, respectively, or a reduction of $0.10, $0.11 and $0.11 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock option plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 5.4 million shares of common stock as of June 30, 2012 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

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

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

The following table lists the assumptions the Company used to value stock options:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Expected life	5.5 years	5.5 years	5.4–5.5 years
Risk-free interest rate	2.46%	2.46%	2.45–2.60%
Volatility range	54%	53–54%	53%–54%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of June 27, 2009 and changes during the three fiscal periods ended June 30, 2012:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Options outstanding at June 27, 2009	3,755	14.00	$427
Options granted (weighted average grant date fair value of $5.11)	470	10.24
Options exercised	(105)	8.72
Options forfeited or expired	(643)	23.71
Options outstanding at July 3, 2010	3,477	$11.85	$872
Options granted (weighted average grant date fair value of $4.51)	183	8.87
Options exercised	(67)	8.33
Options forfeited or expired	(619)	15.97
Options outstanding at July 2, 2011	2,974	$10.89	$645
Options granted (weighted average grant date fair value of $3.89)	142	7.65
Options exercised	(21)	7.77
Options forfeited or expired	(642)	12.37
Options outstanding at June 30, 2012	2,453	$10.34	$912

At June 30, 2012, 2,066,000 shares were available for future grants under the option plans. The aggregate intrinsic value of options exercised during the year ended June 30, 2012 was $8,000. The status of options vested and expected to vest and options that are currently exercisable as of June 30, 2012 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	2.4	2.1
Aggregate intrinsic value (thousand $)	$888	$683
Weighted average contractual term (years)	5.1	4.5
Weighted average exercise price	$10.36	$10.59

The Company has unamortized share-based compensation expense related to options of $1.4 million, which will be amortized to expense over a weighted average period of 2.1 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

Additional information regarding options outstanding as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2012	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2012	Weighted Average Exercise Price
$ 4.89 $ 8.03	501,969	5.48	$7.72	364,151	$7.76
8.10 8.70	497,840	4.18	8.48	415,323	8.46
8.71 10.01	534,488	5.87	9.70	406,579	9.64
10.15 12.16	494,359	4.41	10.91	461,888	10.88
13.33 18.10	424,512	5.65	15.77	417,256	15.78
$ 4.89 $18.10	2,453,168	5.12	$10.34	2,065,197	$10.59

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. The following table summarizes the RSUs as of June 27, 2009 and changes during the three fiscal periods ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 27, 2009	349	$10.18	2.08	$2,980
Awarded	303	10.52
Released	(39)	12.76
Forfeited	(22)	10.41
RSUs outstanding at July 3, 2010	591	$10.18	1.66	$5,403
Awarded	249	8.70
Released	(208)	9.77
Forfeited	(40)	9.92
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253
Awarded	156	7.78
Released	(203)	9.91
Forfeited	(41)	9.73
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535
RSUs vested and expected to vest after June 30, 2012	449	$9.11	1.34	$4,043

The Company has unamortized share-based compensation expense related to RSUs of $3.0 million, which will be amortized to expense over a weighted average period of 2.1 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 1.8 million remain available at June 30, 2012. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the purchase period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any offering period is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During fiscal year 2012, 2011 and 2010, the Company issued 109,000, 157,000 and 200,000 shares of common stock under this plan and the predecessor 2000 Stock Purchase Plan at weighted average prices of $6.96, $6.23 and $5.33, respectively. The weighted average grant date fair value of the fiscal 2012, 2011 and 2010 awards were $2.22, $2.36 and $3.39 per share, respectively.

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

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Expected life	6 months	3–6 months	4.5–13.5 months
Risk-free interest rate	0.10%	0.10–0.16%	0.17–0.63%
Volatility range	43%–64%	39%–58%	50%–70%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 30, 2012:

	Shares	Weighted Average Purchase
Beginning Available	1,944,707
Purchases	(108,768)	$6.96
Ending Available	1,835,939

At June 30, 2012, the Company has $75,000 in unamortized share-based compensation related to its employee stock purchase plan. We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next four months.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Cost of revenues	$211	$250	$286
Research and development	1,434	1,536	1,506
Selling, general and administrative	2,091	2,500	2,257
Pre-tax stock-based compensation expense	3,736	4,286	4,049
Income tax effect	1,229	1,409	1,159
Net stock-based compensation expense	$2,507	$2,877	$2,890

The amount of share-based compensation expense in inventory at June 30, 2012, July 2, 2011 and July 3, 2010 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010:

	Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Stock option plans	$3,492	$3,972	$3,376
Less income tax effect	1,229	1,409	1,159
Net stock option plan expense	2,263	2,563	2,217
Employee stock purchase plan	244	314	673
Less income tax effect	—	—	—
Net employee stock purchase plan expense	244	314	673
	$2,507	$2,877	$2,890

STOCK REPURCHASE PLAN

On April 26, 2007, the Company’s Board of Directors authorized the repurchase of 2.0 million shares of our common stock, on April 29, 2008, the Board authorized the repurchase of an additional $30 million of common stock and on April 29, 2012, the Board authorized the repurchase of a further $25 million worth of common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. During the year ended July 3, 2010, the Company repurchased 907,545 shares for an aggregate cost of $8.7 million.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SHAREHOLDER RIGHTS PLAN

On March 6, 2012, the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each share of common stock held by shareholders of record as of that date. Each right entitles shareholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series D Junior Participating Preferred Stock.

The Company designed the rights plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the rights plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2022. As of June 30, 2012, there were 23,565,000 rights outstanding.

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

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis. Level 1 available-for-sale investments are primarily comprised of investments in U.S. Treasury securities, valued using market prices in active markets. Most of the investments are classified as Level 2. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US federal agency securities, foreign

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. FAIR VALUE MEASUREMENTS (Continued)

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

Assets measured at fair value are summarized as follows:

	As of June 30, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
Commercial paper	$3,500	$—	$3,500	$—
Time deposits	11,815	—	11,815	—
US Treasury securities	3,634	3,634	—	—
National government and agency securities	6,749	—	6,749	—
State and municipal bond obligations	1,772	—	1,772	—
Corporate bonds and notes	61,638	—	61,638	—
Asset backed securities	10,081	—	10,081	—
Mortgage backed securities	9,334	—	9,334	—
Total	$108,523	$3,634	$104,889	$—

	As of July 2, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
Time deposits	$10,740	$—	$10,740	$—
US Treasury securities	602	602	—	—
National government and agency securities	9,186	—	9,186	—
State and municipal bond obligations	1,258	—	1,258	—
Corporate bonds and notes	53,699	—	53,699	—
Asset backed securities	11,338	—	11,338	—
Mortgage backed securities	10,725	—	10,725	—
Total	$97,548	$602	$96,946	$—

(1)	At June 30, 2012, the commercial paper and $1,471 of the time deposits are included in cash and cash equivalents; the balance of the investments at June 30, 2012 and July 2, 2011 are included in short-term and long-term investments in marketable securities on the consolidated balance sheet.

The Company had no transfers in between Level 1 and Level 2 during the years ended June 30, 2012 and July 2, 2011.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 30, 2012 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. FAIR VALUE MEASUREMENTS (Continued)

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

19. INCOME TAXES

Income tax expense consists of Federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
(in thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Income before income taxes
U.S.	$341	$21,009	$10,024
Foreign	554	(627)	2,279
	895	20,382	12,303
Federal:
Current	941	3,155	3,502
Deferred	(641)	4,064	(179)
	300	7,219	3,323
State:
Current	(522)	(3)	7
Deferred	2,768	16	(315)
	2,246	13	(308)
Foreign:
Current	551	387	855
Deferred	—	—	41
	551	387	896
Total current	970	3,539	4,364
Total deferred	2,127	4,080	(453)
Total income tax expense	$3,097	$7,619	$3,911

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(33.4)	—	(0.9)
Foreign income and withholding taxes	34.1	3.8	1.3
Benefits from resolution of certain tax audits and expiration of statute of limitations	(15.4)	(0.6)	(2.7)
Share-based compensation	20.5	0.3	1.6
Research and development tax credits	(2.2)	0.3	(0.4)
Change in valuation allowance	307.3	—	(1.1)
Other	1.1	(0.4)	—
Income tax expense	346.0%	37.4%	31.8%

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES (Continued)

The components of the net deferred tax assets were as follows (in thousands):

	As of the year ended
	June 30, 2012	July 2, 2011
Deferred tax assets:
Credit carryforwards	$3,183	$3,181
Accruals and reserves	1,737	1,867
Cumulative loss on investment	339	371
Depreciation and amortization	(1,480)	(1,538)
Net operating loss carryforward	876	642
Share-based compensation	2,904	2,989
Other	742	438
Total	8,301	7,950
Valuation allowance	(4,305)	(1,062)
Deferred tax assets	$3,996	$6,888

Deferred tax liabilities:
Gain on previously held shares in unconsolidated affiliate	$(3,873)	$(3,876)
Acquired PTI intangibles and other	(2,318)	(2,729)
Deferred tax liabilities	$(6,191)	$(6,605)

As of June 30, 2012, the Company has net operating loss carryforwards of approximately $1.1 million, $3.8 million, and $5.0 million for PSE-TW in Taiwan, PSE-SD in China, PTI in Hong Kong, which will begin to expire in 2015, 2014 and no expiration, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $4.2 million to offset future state taxable income and no research and development tax credit carryforward to offset federal taxable income. The state research and development tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The Company has $31,000 of research and development tax credit carryforwards for PSE-TW in Taiwan, which begins to expire in 2012.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. The change in valuation allowance for the year ended June 30, 2012 was an increase of $3.2 million, which resulted primarily from the establishment of a $2.8 million deferred tax asset valuation allowance relating to California tax credits that are not more likely than not to be utilized in the future. The change in valuation allowance for the year ended July 2, 2011 was an increase of $97,000, primarily from an increase in the net operating losses generated in non-US subsidiaries during the periods.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES (Continued)

Consolidated income before income taxes includes non-U.S. income (loss) of approximately $554,000, $(627,000) and $2.3 million for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively. Pericom has not provided U.S. income taxes on a cumulative total of approximately $17.3 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The Company recorded $1.6 million for unrecognized tax benefits as of June 30, 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the three fiscal years from June 27, 2009 through June 30, 2012 is as follows:

Balance as of June 27, 2009	$(756,000)
Gross decreases — prior period tax positions	3,000
Gross increases — prior period tax positions	(27,000)
Gross increases — current period tax positions	(91,000)
Reductions as a result of a lapse of statute of limitations	326,000
Balance as of July 3, 2010	$(545,000)
Gross increases — prior period tax positions	(152,000)
Gross increases — current period tax positions	(188,000)
Reductions as a result of a lapse of statute of limitations	130,000
Balance as of July 2, 2011	$(755,000)
Gross increases — prior period tax positions	(515,000)
Gross increases — current period tax positions	(475,000)
Reductions as a result of a lapse of statute of limitations	138,000
Balance as of June 30, 2012	$(1,607,000)

$1.5 million of the balance at June 30, 2012 would affect the Company’s effective tax rate if recognized. The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2006 through 2012. The Company has been notified there will be an examination of the federal tax returns for fiscal 2010 and 2011.

As of June 30, 2012, the Company has accrued $256,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

Within the next 12 months, we do not anticipate a material decrease in the unrecognized tax benefit or any other significant changes to our tax reserves during that period.

20. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2012, 2011 or 2010.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Disclosures about Segments Reporting (“ASC 280”).

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for each of the three years in the period ended June 30, 2012; and the net book value of long-lived assets as of June 30, 2012, July 2, 2011 and July 3, 2010 by geographical segment:

	Fiscal year ended
(in thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Net sales to countries:
Taiwan	$63,301	$75,800	$74,905
China (including Hong Kong)	48,178	57,957	40,120
United States	7,242	10,022	11,981
Others (less than 10% each)	18,414	22,564	19,907
Total net sales	$137,135	$166,343	$146,913
(in thousands)
Long-lived assets:
China (including Hong Kong)	$37,761	$40,112	$27,883
Taiwan	15,005	16,459	17,519
United States	2,304	2,913	3,751
Korea	650	898	1,161
Others (less than 10% each)	382	477	446
Total long-lived assets	$56,102	$60,859	$50,760

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 30, 2012 and July 2, 2011:

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 30, 2012	March 31, 2012	Dec 31, 2011	Oct 1, 2011
Net revenues	$37,944	$33,378	$30,481	$35,332
Cost of revenues	24,396	21,789	19,504	22,795
Gross profit	13,548	11,589	10,977	12,537
Operating expenses:
Research and development	5,460	5,669	5,277	5,316
Selling, general and administrative	8,135	7,114	7,060	7,339
Total operating expenses	13,595	12,783	12,337	12,655
Income (loss) from operations	(47)	(1,194)	(1,360)	(118)
Interest and other income, net	1,059	847	638	1,070
Income (loss) before income tax expense	1,012	(347)	(722)	952
Income tax expense (benefit)	2,974	(76)	(335)	534
Net income (loss) from consolidated companies	(1,962)	(271)	(387)	418
Equity in net income of unconsolidated affiliates	51	4	52	27
Net income (loss)	$(1,911)	$(267)	$(335)	$445
Basic income (loss) per share	$(0.08)	$(0.01)	$(0.01)	$0.02
Diluted income (loss) per share	$(0.08)	$(0.01)	$(0.01)	$0.02
Shares used in computing basic income (loss) per share	23,611	24,030	24,244	24,491
Shares used in computing diluted income (loss) per share	23,611	24,030	24,244	24,583

	For the Quarter Ended
	July 2, 2011	Apr 2, 2011	Jan 1, 2011	Oct 2, 2010
Net revenues	$43,342	$39,555	$40,671	$42,775
Cost of revenues	28,173	27,190	27,058	28,240
Gross profit	15,169	12,365	13,613	14,535
Operating expenses:
Research and development	5,535	5,238	5,060	4,397
Selling, general and administrative	7,487	7,231	6,986	7,742
Total operating expenses	13,022	12,469	12,046	12,139
Income (loss) from operations	2,147	(104)	1,567	2,396
Interest and other income, net	695	1,132	614	11,936
Income before income tax expense	2,842	1,028	2,181	14,332
Income tax expense	1,281	514	446	5,378

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	For the Quarter Ended
	July 2, 2011	Apr 2, 2011	Jan 1, 2011	Oct 2, 2010
Net income from consolidated companies	1,561	514	1,735	8,954
Equity in net income of unconsolidated affiliates	48	17	77	556
Net income	$1,609	$531	$1,812	$9,510
Basic income per share	$0.06	$0.02	$0.07	$0.38
Diluted income per share	$0.06	$0.02	$0.07	$0.38
Shares used in computing basic income per share	24,917	24,993	24,894	24,890
Shares used in computing diluted income per share	25,140	25,341	25,270	25,263

23. SUBSEQUENT EVENT

On July 6, 2012, the Company entered into an agreement for the purchase of a building to serve as its new corporate headquarters located in Milpitas, California. Subsequent due diligence was completed and the purchase, for $7.6 million, closed on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer, President and Chairman of the Board of Directors

Date:	August 31, 2012

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

Signature	Title	Date
/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 31, 2012

/s/ AARON TACHIBANA Aaron Tachibana	Chief Financial Officer (Principal Financial Officer and AccountingOfficer)	August 31, 2012

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Senior Vice President, R&D and Director	August 31, 2012

/s/ HAU L LEE Hau L. Lee	Director	August 31, 2012

/s/ SIMON WONG Simon Wong	Director	August 31, 2012

/s/ MICHAEL SOPHIE Michael Sophie	Director	August 31, 2012

/s/ EDWARD YANG Edward Yang	Director	August 31, 2012

Schedule II

PERICOM SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Revenues	Deductions	Balance at End of Period
Reserves for returns and pricing adjustments
Fiscal year ended June 30, 2012	$1,718	$5,982	$(5,178)	$2,522
Fiscal year ended July 2, 2011	2,366	6,044	(6,692)	1,718
Fiscal year ended July 3, 2010	1,895	5,416	(4,945)	2,366

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 30, 2012	$229	$92	$(277)	$44
Fiscal year ended July 2, 2011	299	32	(102)	229
Fiscal year ended July 3, 2010	268	64	(33)	299

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Deferred tax valuation allowance
Fiscal year ended June 30, 2012	$1,062	$3,243	$—	$4,305
Fiscal year ended July 2, 2011	965	97	—	1,062
Fiscal year ended July 3, 2010	819	146	—	965

Sii