Form 10-Q
period 2012-09-29
PERICOM SEMICONDUCTOR CORP
filed 2012-11-02
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

         ☒

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Yes

☒

No

☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        ☐                                                         Accelerated Filer           ☒

Non-accelerated Filer           ☐                                                         Smaller Reporting Company      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)

Yes

☐

No

☒

As of October 29, 2012 the Registrant had outstanding 23,525,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 29, 2012

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	September 29, 2012 and June 30, 2012	3

	Condensed Consolidated Statements of Operations
	for the three months ended September 29, 2012 and
	October 1, 2011	4

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the three months ended September 29, 2012 and
	October 1, 2011	5

	Condensed Consolidated Statements of Cash Flows
	for the three months ended September 29, 2012 and
	October 1, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	30

Item 4:	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	30

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6:	Exhibits	43

Signatures		44

PART I.  FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 29,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 31,564	$ 24,283
Short-term investments in marketable securities	79,152	79,924
Accounts receivable
Trade (net of reserves and allowances of $2,661 and $2,566)	24,528	24,010
Other receivables	3,584	3,674
Inventories	17,528	16,604
Prepaid expenses and other current assets	3,082	2,425
Deferred income taxes	1,566	1,549
Total current assets	161,004	152,469

Property, plant and equipment – net	62,525	56,102
Investments in unconsolidated affiliates	2,548	2,474
Deferred income taxes – non-current	2,261	2,447
Long-term investments in marketable securities	12,619	23,628
Goodwill	16,772	16,797
Intangible assets (net of accumulated amortization of $7,433 and $6,629)	12,044	12,831
Other assets	8,942	9,058
Total assets	$ 278,715	$ 275,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ 2,886	$ 1,364
Accounts payable	12,772	14,860
Accrued liabilities	10,472	8,608
Total current liabilities	26,130	24,832

Industrial development subsidy	8,057	8,577
Deferred income taxes	6,120	6,191
Other long-term liabilities	2,500	2,571
Total liabilities	42,807	42,171

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares	123,499	123,362
authorized; shares issued and outstanding: September 29, 2012,
23,525,000; June 30, 2012, 23,565,000
Retained earnings	101,885	100,694
Accumulated other comprehensive income, net of tax	10,524	9,579
Total shareholders' equity	235,908	233,635
Total liabilities and shareholders' equity	$ 278,715	$ 275,806

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011

Net revenues	$ 36,749	$ 35,332
Cost of revenues	22,838	22,795
Gross profit	13,911	12,537
Operating expenses:
Research and development	5,323	5,316
Selling, general and administrative	7,639	7,339
Total operating expenses	12,962	12,655
Income (loss) from operations	949	(118)
Interest and other income, net	635	1,070
Income before income taxes	1,584	952
Income tax expense	500	534
Net income from consolidated companies	1,084	418
Equity in net income of unconsolidated affiliate	108	27
Net income	$ 1,192	$ 445
Basic income per share	$ 0.05	$ 0.02
Diluted income per share	$ 0.05	$ 0.02
Shares used in computing basic income per share	23,543	24,491
Shares used in computing diluted income per share	23,740	24,583

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

(Unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011

Net income	$ 1,192	$ 445
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net of tax	471	(653)
Foreign currency translation adjustment	474	(1,225)
Other comprehensive income (loss), net of tax	945	(1,878)
Comprehensive income (loss)	$ 2,137	$ (1,433)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,192	$ 445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,860	3,070
Share-based compensation	841	974
Tax benefit resulting from stock option transactions	159	121
Loss on disposal of assets	22	-
Gain on sale of investments	(252)	(295)
Equity in net income of unconsolidated affiliate	(108)	(27)
Deferred taxes	(77)	(74)
Changes in assets and liabilities:
Accounts receivable	(134)	5,058
Inventories	(788)	2,940
Prepaid expenses and other current assets	(196)	(241)
Other assets	(263)	(117)
Accounts payable	(2,188)	(3,104)
Accrued liabilities	1,173	358
Other long-term liabilities	(327)	(166)
Net cash provided by operating activities	1,914	8,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,601)	(1,629)
Purchase of available-for-sale investments	(20,853)	(31,426)
Maturities and sales of available-for-sale investments	33,399	30,266
Change in restricted cash balance	-	(4,774)
Net cash provided by (used in) investing activities	3,945	(7,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	4	-
Proceeds from short-term debt	2,891	-
Payments on short-term debt	(1,422)	(1,074)
Repurchase of common stock	(708)	(3,499)
Net cash provided by (used in) financing activities	765	(4,573)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	657	(332)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,281	(3,526)
CASH AND CASH EQUIVALENTS:
Beginning of period	24,283	30,023
End of period	$ 31,564	$ 26,497

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 29, 2012, the results of operations for the three months ended September 29, 2012 and October 1, 2011 and cash flows for the three months ended September 29, 2012 and October 1, 2011.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 31, 2012.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three months ended September 29, 2012 are not necessarily indicative of the results to be expected for the entire year.  The three month periods ended September 29, 2012 and October 1, 2011 each had 13 week periods.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Global Limited (“PGL”), PSE Technology Corporation (“PSE-TW”), Pericom Semiconductor (HK) Limited (“PSC-HK”) and Pericom Asia Limited (“PAL”). PGL has one wholly-owned subsidiary, Pericom International Limited (“PIL”). In addition, PAL has three wholly-owned subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). The Company eliminates all intercompany balances and transactions in consolidation.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended June 30, 2012 is referred to as fiscal year 2012 or fiscal 2012, whereas the current fiscal year 2013 or fiscal 2013 will end on June 29, 2013.  Both fiscal 2012 and fiscal 2013 contain 52 weeks or 364 days. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of June.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption will have an impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income, rather than in a footnote or as part of a statement of changes to shareholder equity. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. This standard became effective for the Company’s fiscal year beginning July 1, 2012, with retrospective application required. The adoption of these amended standards affected the presentation of other comprehensive income, as the Company has elected to present two separate but consecutive statements, but did not have an effect on the Company’s consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”, which provides updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company’s fiscal year beginning July 1, 2012. The adoption did not have a material effect on the consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the three months ended September 29, 2012 and October 1, 2011:

(in thousands)	September 29, 2012	October 1, 2011
Beginning balance	$16,797	$16,669
Adjustments	--	(239)
Currency translation adjustments	(25)	121
Ending balance	$16,772	$16,551

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The $239,000 of goodwill adjustment for the three month period ended October 1, 2011 represents post-acquisition working capital adjustments and indemnification claims related to the PTI acquisition in fiscal 2011.

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	September 29, 2012			June 30, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$ 5,897	$ (2,128)	$ 3,769	$ 5,906	$ (1,888)	$ 4,018
eCERA trade name	44	(44)	-	44	(43)	1
Core developed technology	13,128	(5,261)	7,867	13,110	(4,698)	8,412

Total amortizable purchased intangible assets	19,069	(7,433)	11,636	19,060	(6,629)	12,431

SaRonix trade name	408	-	408	400	-	400

Total purchased intangible assets	$ 19,477	$ (7,433)	$ 12,044	$ 19,460	$ (6,629)	$ 12,831

Amortization expense related to finite-lived purchased intangible assets was approximately $776,000 and $853,000 for the three month periods ended September 29, 2012 and October 1, 2011, respectively. Amortization of intangible assets for the three month period ended October 1, 2011 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 30, 2012. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships, trade names and existing and core technology, which have remaining useful lives from one to five years.  The Company expects future amortization expense associated with its intangible assets to be:

Months from September 29, 2012
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$ 963	$ 963	$ 963	$ 880	$ -	$ -	$ 3,769
Core developed technology	2,117	1,880	1,863	1,754	253	-	7,867
	$ 3,080	$ 2,843	$ 2,826	$ 2,634	$ 253	$ -	$ 11,636

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended September 29, 2012 and October 1, 2011 are computed as follows:

	Three Months Ended
	September 29,	October 1,
(in thousands, except per share data)	2012	2011

Net income	$1,192	$445
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	23,543	24,491

Basic earnings per share	$0.05	$0.02

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	23,543	24,491
Dilutive shares using the treasury stock method	197	92
Shares used in computing diluted earnings per share	23,740	24,583

Diluted earnings per share	$0.05	$0.02

Options to purchase 2,061,000 and 2,787,000 shares of common stock, and restricted stock units of 53,000 and 96,000 were outstanding during the three months ended September 29, 2012 and October 1, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	September 29,	June 30,
(in thousands)	2012	2012

Raw materials	$ 7,741	$ 7,371
Work in process	3,673	3,981
Finished goods	6,114	5,252
	$ 17,528	$ 16,604

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of September 29, 2012, the Company had reserved for $3.8 million of inventory which remained consistent with the inventory reserves at June 30, 2012.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 29,	June 30,
(in thousands)	2012	2012

Accrued compensation	$ 7,342	$ 5,886
Income taxes payable	732	2
Sales commissions	505	497
Accrued construction liabilities	285	845
Other accrued expenses	1,608	1,378
	$ 10,472	$ 8,608

6.  COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at September 29, 2012 are as follows:

	Months from September 29, 2012
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$ 2,886	$ -	$ -	$ -	$ -	$ 2,886
Operating lease payments	1,522	526	145	6	-	2,199
Yangzhou capital injection	7,000	8,000	-	-	-	15,000
Total	$ 11,408	$ 8,526	$ 145	$ 6	$ -	$ 20,085

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

The Company has no purchase obligations other than routine purchase orders as of September 29, 2012.

The Company previously entered into an R&D Agreement for its Yangzhou facility that would require the capital injections shown in the table. The Company is currently negotiating with the Yangzhou government to terminate or modify the R&D Agreement. If the termination or modification is successful, some or all of the above capital injections may not be made, although there may be additional terms or conditions involved in any settlement agreement.

7.  INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	September 29,	October 1,
	2012	2011
Customer A	18%	16%
Customer B	14%	16%
All others	68%	68%
	100%	100%

	Accounts Receivable
	September 29,	June 30,
	2012	2012
Customer A	23%	26%
Customer B	8%	6%
All others	69%	68%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended September 29, 2012 and October 1, 2011:

	Net Revenues
	Three Months Ended
	September 29,	October 1,
	2012	2011

Taiwan	$ 15,382	$ 16,297
China (including Hong Kong)	14,831	11,584
United States	1,657	1,769
Other (less than 10% each)	4,879	5,682
Total net revenues	$ 36,749	$ 35,332

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of September 29, 2012 and June 30, 2012:

	September 29,	June 30,
	2012	2012

China (including Hong Kong)	$ 36,963	$ 37,761
Taiwan	15,105	15,005
United States	9,526	2,304
Korea	598	650
Others (less than 10% each)	333	382
Total long-lived assets	$ 62,525	$ 56,102

The increase in U. S. assets primarily reflects the acquisition of a new headquarters facility, which was purchased for $7.6 million during the quarter ended September 29, 2012.

8.  STOCK REPURCHASE PROGRAM

On April 29, 2008, the Company’s Board of Directors authorized the repurchase of $30 million worth of common stock, and on April 26, 2012, the Board authorized an additional share repurchase program for

$25 million of common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the three month period ended September 29, 2012, the Company repurchased 87,630 shares for an aggregate cost of approximately $708,000. During the three month period ended October 1, 2011, the Company repurchased 456,346 shares for an aggregate cost of approximately $3.5 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of September 29, 2012, the Company had used up the $30.0 million 2008 authority and had approximately $25.0 million of repurchase authority remaining under the 2012 authority.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of September 29, 2012, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At September 29, 2012 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.4 million shares of common stock as of September 29, 2012 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended September 29, 2012 was estimated at the date of grant using the following weighted average assumptions:

Three
Months Ended
September 29,
2012
Expected Life	5.9 years
Risk-free interest rate	1.13%
Volatility	54%
Dividend Yield	-

No stock options were granted during the three months ended October 1, 2011. The weighted average fair value of options granted during the three months ended September 29, 2012 was $4.05.

The following table summarizes the Company’s stock option activity for the three months ended September 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2012	2,453	$ 10.34	5.12	$ 912

Granted	41	8.04
Exercised	(1)	7.87
Cancelled or expired	(23)	10.36
Options outstanding at September 29, 2012	2,470	$ 10.30	4.88	$ 610

Options vested and expected to vest at September 29, 2012	2,439	$ 10.33	4.84	$ 592
Options exercisable at September 29, 2012	2,105	$ 10.57	4.30	$ 444

At September 29, 2012, 1.8 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the three months ended September 29, 2012 was not significant.

At September 29, 2012, expected future compensation expense relating to options outstanding is $1.3 million, which will be amortized to expense over a weighted average period of 2.1 years.

Additional information regarding options outstanding and exercisable as of September 29, 2012 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of September 29, 2012	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of September 29, 2012	Weighted Average Exercise Price

$ 4.89	$ 8.03	517,000	5.30	$ 7.73	374,000	$ 7.75
8.10	8.70	516,000	4.11	8.46	425,000	8.46
8.71	10.01	527,000	5.55	9.70	423,000	9.65
10.15	14.23	495,000	4.12	10.94	468,000	10.91
14.41	18.10	415,000	5.40	15.81	415,000	15.81
$ 4.89	$ 18.10	2,470,000	4.88	$ 10.30	2,105,000	$ 10.57

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the three months ended September 29, 2012 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 30, 2012	504	$ 9.06	1.42	$ 4,535

Awarded	165	8.09
Released	(47)	11.63
Forfeited	(12)	8.56
RSUs outstanding at September 29, 2012	610	$ 8.61	1.61	$ 5,298

RSUs expected to vest after September 29, 2012	536	$ 8.64	1.51	$ 4,651

At September 29, 2012, expected future compensation expense relating to RSUs is $3.6 million, which will be amortized to expense over a weighted average remaining recognition period of 2.5 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.8 million remain available at September 29, 2012. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended September 29, 2012 and October 1, 2011. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period.  The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period.

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

At September 29, 2012, the Company had $19,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended September 29, 2012 and October 1, 2011 generated from the plans described above:

	Three Months Ended
	September 29,	October 1,
(in thousands)	2012	2011

Cost of goods sold	$ 52	$ 54
Research and development	322	371
Selling, general and administrative	467	549
Pre-tax share-based compensation expense	841	974
Income tax impact	277	340
Net share-based compensation expense	$ 564	$ 634

Share-based compensation by type of award is as follows:

	Three Months Ended
	September 29,	October 1,
(in thousands)	2012	2011

Stock options	$ 269	$ 419
Restricted stock units	517	491
Stock purchase plan	55	64
Total share-based compensation expense	$ 841	$ 974

The amount of share-based compensation expense capitalized in inventory at September 29, 2012 and June 30, 2012 is immaterial.

10. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of September 29, 2012 was $1,773,000.  $1,568,000 million of this amount would affect the Company’s effective tax rate if recognized. In addition, as of September 29, 2012 the Company had accrued $281,000 for any interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to state income taxes, stock-based compensation from incentive stock options, differing tax rates in income-earning foreign jurisdictions, and the inability to utilize losses in certain foreign entities to offset domestic income.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2006 through 2012. The Company has been notified that there will be an examination of the federal tax returns for fiscal 2010 and 2011.

Income Tax Expense

Income tax expense for the three months ended September 29, 2012 and October 1, 2011 was $500,000 and $534,000, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. The effective tax rate for the three months ended September 29, 2012 was 32%, which resulted from the allocation of earnings between different tax jurisdictions. The effective tax rate for the three months ended October 1, 2011 was 56%. As of September 29, 2012, the Company has recorded a valuation allowance of $4.3 million against its deferred tax assets.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

(in thousands)	September 29, 2012	June 30, 2012

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$ 2,548	$ 2,474

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first three months of fiscal 2013 and 2012, the Company’s allocated portion of JCP’s results was income of $108,000 and $27,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries. As of September 29, 2012, accumulated other comprehensive income of $10.5 million is made up of $665,000 of unrealized gains on available-for-sale investments, net of tax, and $9.8 million of accumulated currency translation gains.

13.  SHORT-TERM DEBT

As of September 29, 2012, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $2.9 million. The loans are denominated in U.S. Dollars and carry variable rates of interest currently ranging from 1.28% to 1.48% per annum. The loans have maturities ranging from 109 to 176 days. PSE-TW has pledged $4.4 million in land and buildings for the loan and credit facilities.

14.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of September 29, 2012, industrial development subsidies in the amount of $12.5 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at September 29, 2012 was $8.1 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $458,000 and $368,000 of industrial development subsidy as a reduction of cost of goods sold and $45,000 and $45,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended September 29, 2012 and October 1, 2011, respectively.

15.  INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At September 29, 2012, a summary of investments by major security type is as follows:

	As of September 29, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$ 11,509	$ 11	$ -	$ 11	$ 11,520
US Treasury securities	496	2	-	2	498
National government and agency securities	5,990	170	-	170	6,160
State and municipal bond obligations	5,826	6	-	6	5,832
Corporate bonds and notes	48,353	804	(64)	740	49,093
Asset backed securities	9,287	44	(31)	13	9,300
Mortgage backed securities	9,274	138	(44)	94	9,368
Total	$ 90,735	$ 1,175	$ (139)	$ 1,036	$ 91,771

At June 30, 2012 a summary of investments by major security type is as follows:

	As of June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$ 10,344	$ -	$ -	$ -	$ 10,344
US Treasury securities	3,639	-	(5)	(5)	3,634
National government and agency securities	6,582	167	-	167	6,749
State and municipal bond obligations	1,772	1	(1)	-	1,772
Corporate bonds and notes	61,374	461	(197)	264	61,638
Asset backed securities	10,148	19	(86)	(67)	10,081
Mortgage backed securities	9,313	98	(77)	21	9,334
Total	$ 103,172	$ 746	$ (366)	$ 380	$ 103,552

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 29, 2012 and June 30, 2012:

	Continuous Unrealized Losses at September 29, 2012
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury securities	$ -	$ -	$ -	$ -	$ -	$ -
National government and agency securities	-	-	-	-	-	-
State and municipal bond obligations	-	-	-	-	-	-
Corporate bonds and notes	2,945	19	3,637	45	6,582	64
Asset backed securities	893	1	1,990	30	2,883	31
Mortgage backed securities	50	-	446	44	496	44
	$ 3,888	$ 20	$ 6,073	$ 119	$ 9,961	$ 139

	Continuous Unrealized Losses at June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury securities	$ 3,434	$ 5	$ -	$ -	$ 3,434	$ 5
National government and agency securities	327	-	-	-	327	-
State and municipal bond obligations	1,033	1	-	-	1,033	1
Corporate bonds and notes	12,117	85	3,782	112	15,899	197
Asset backed securities	1,784	15	1,595	71	3,379	86
Mortgage backed securities	659	-	403	77	1,062	77
	$ 19,354	$ 106	$ 5,780	$ 260	$ 25,134	$ 366

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended September 29, 2012 and October 1, 2011, proceeds from sales and maturities of available-for-sale securities were $33.4 million and $30.3 million, respectively, and realized gains were $252,000 and $295,000, respectively.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of September 29, 2012. Securities with maturities over multiple dates are mortgage-backed (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

(in thousands)	September 29, 2012
Contractual Maturities
Less than 12 months	$ 17,247
One to three years	43,045
Over three years	25,193
Multiple dates	6,286
Total	$ 91,771

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis.  Most of the investments are classified as Level 2 at September 29, 2012. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of September 29, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$ 12,988	$ -	$ 12,988	$ -
US Treasury securities	498	498	-	-
National government and agency securities	6,160	-	6,160	-
State and municipal bond obligations	5,832	-	5,832	-
Corporate bonds and notes	49,093	-	49,093	-
Asset backed securities	9,300	-	9,300	-
Mortgage backed securities	9,368	-	9,368	-
Total	$ 93,239	$ 498	$ 92,741	$ -

(1)

$1,468 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on the consolidated balance sheet as of September 29, 2012.

The Company had no transfers into or out of Level 2 during the three months ended September 29, 2012.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 29, 2012 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at September 29, 2012.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

17. SUBSEQUENT EVENT

In October 2012, we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. We have foreign sales offices in Korea, Taiwan, Japan, Singapore and Hong Kong, manufacturing operations in Taiwan and China, and research and development centers in Hong Kong and China. Revenues from non-U.S. regions account for over 90% of all revenue. In addition, nearly all of our suppliers are located in the Asia Pacific region. Based on these factors we have formed new legal entities and begun realigning existing ones, are licensing intellectual property rights and redeploying inventory and fixed assets across different jurisdictions within the worldwide group, and aligning responsibility for key functions accordingly. We expect that the global structure will be completed during the second quarter of fiscal 2013.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”).

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding our sales to Taiwan and China, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; our tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; our exposure to interest rate risk; expectations regarding our research and development and selling, general and administrative expenses; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

Three Months Ended
	September 29,	October 1,
	2012	2011

Net revenues	100.0%	100.0%
Cost of revenues	62.1%	64.5%
Gross profit	37.9%	35.5%
Operating expenses:
Research and development	14.5%	15.0%
Selling, general and administrative	20.8%	20.8%
Total	35.3%	35.8%
Income (loss) from operations	2.6%	(0.3)%
Interest and other income, net	1.7%	3.0%
Income before income taxes	4.3%	2.7%
Income tax expense	1.4%	1.5%
Net income from consolidated companies	2.9%	1.2%
Equity in net income of unconsolidated affiliates	0.3%	0.1%
Net income	3.2%	1.3%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(In thousands)	September 29,	October 1,	%
	2012	2011	Change

Net revenues	$ 36,749	$ 35,332	4.0%
% of net sales accounted for by top 5 direct customers (1)	41.7%	51.0%

Number of direct customers that each account for more than 10% of net sales	2	2

% of net sales accounted for by top 5 end customers (2)	29.1%	28.9%

Number of end customers that each account for more than 10% of net sales	-	-

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

Net revenues increased $1.4 million or 4.0% in the first three months of fiscal 2013 versus the first three months of fiscal 2012. Net revenue for IC and FCP products in the first three months of fiscal 2013 versus the first three months of fiscal 2012 reflected:

•	a $107,000 increase in sales of IC products to $22.6 million, a 0.5% increase, and
•	an increase of $1.3 million or 10.3% in sales of our FCP products to $14.1 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 29, 2012 and October 1, 2011:

	Three Months Ended
	September 29,	October 1,
	2012	2011
Taiwan	42%	46%
China (including Hong Kong)	40%	33%
United States	5%	5%
Other (less than 10% each)	13%	16%

Total	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended
	September 29,	October 1,	%
(in thousands)	2012	2011	Change

Net revenues	$ 36,749	$ 35,332	4.0%
Gross profit	13,911	12,537	11.0%
Gross profit as a percentage of net revenues (gross margin)	37.9%	35.5%

The increase in gross profit in the first three months of fiscal 2013 as compared to the first three months of fiscal 2012 of $1.4 million is the result of:

•	a 4.0% increase in sales, which led to $536,000 of increased gross profit, and
•	a gross margin increase from 35.5% to 37.9%, resulting in an $836,000 improvement in gross profit.

The sales increase was primarily attributable to FCP products, as described above. The gross margin increase resulted primarily from our initiative to focus on higher-margin opportunities in server, storage, networking, telecom and embedded market segments.

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

During the three months ended September 29, 2012 and October 1, 2011, gross profit and gross margin benefited as a result of the sale of inventory of $40,000 and $17,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
	September 29,	October 1,	%
(in thousands)	2012	2011	Change

Net revenues	$ 36,749	$ 35,332	4.0%
Research and development	5,323	5,316	0.1%

R&D as a percentage of net revenues	14.5%	15.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  Expenses for the three month period ended September 29, 2012 as compared to the same period of the prior year included increases of $216,000 in compensation and $128,000 for outside design consultants, partially offset by reductions of $159,000 in depreciation and amortization and $170,000 in departmental overhead expenses.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	September 29,	October 1,	%
(in thousands)	2012	2011	Change

Net revenues	$ 36,749	$ 35,332	4.0%
Selling, general and administrative	7,639	7,339	4.1%

SG&A as a percentage of net revenues	20.8%	20.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of approximately $300,000 for the three month period ended September 29, 2012 as compared to the same period of the prior year is attributable primarily to increased expenditures of $390,000 in compensation expenses, primarily salaries, wages and bonus accrual, partially offset by $83,000 of reduced charges for share-based compensation.

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

Interest and Other Income, Net

	Three Months Ended
	September 29,	October 1,	%
(in thousands)	2012	2011	Change

Interest income	$ 854	$ 933	-8.5%
Other income (expense)	4	(58)	NM
Foreign exchange transaction gain (loss)	(223)	195	NM
Interest and other income, net	$ 635	$ 1,070	-40.7%
NM = not meaningful

Interest and other income for the three month period ended September 29, 2012 decreased $435,000 as compared with the same period of the prior year due primarily to an exchange loss this year as compared with an exchange gain last year due to currency fluctuation combined with somewhat lower returns and realized gains on invested balances this year, partially offset by reductions in other expenses.

Income Tax Expense

	Three Months Ended
	September 29,	October 1,	%
(in thousands)	2012	2011	Change

Pre-tax income	$ 1,584	$ 952	66.4%
Income tax expense	500	534	-6.4%

Effective tax rate	31.6%	56.1%

The decrease in the effective tax rate for the three months ended September 29, 2012 as compared with the same period of the prior year is due primarily to improved current period pre-tax income and reduced pre-tax losses in certain foreign entities.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliate

Equity in net income of unconsolidated affiliate consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three month periods ended September 29, 2012 and October 1, 2011, the Company’s allocated portion of JCP’s results was income of $108,000 and $27,000, respectively.

Liquidity and Capital Resources

As of September 29, 2012, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $123.3 million as compared with $127.8 million on June 30, 2012.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At September 29, 2012, unrealized gains on marketable securities net of taxes were $665,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 29, 2012 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at September 29, 2012.

As of September 29, 2012, $31.6 million was classified as cash and cash equivalents compared with $24.3 million as of June 30, 2012.  The maturities of our short term investments are staggered throughout the year so that cash requirements are met.  Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities.  For the three month period ended September 29, 2012, we spent approximately $8.6 million on property and equipment which included $7.6 million for our new headquarters facility, compared to $1.6 million for the three month period ended October 1, 2011.  We generated approximately $854,000 of interest income for the three month period ended September 29, 2012, as compared with $933,000 of interest income for the three month period ended October 1, 2011. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $1.9 million for the three months ended September 29, 2012 was primarily the result of non-cash expenses of $2.9 million in depreciation and amortization, $841,000 of share-based compensation expense, and $159,000 of tax benefit from stock option transactions, partially offset by a $252,000 gain on sale of investments in marketable securities and $108,000 equity in net income of unconsolidated affiliate. An additional contribution to cash included an increase of $1.2 million in accrued liabilities. Such contributions were partially offset by increases of $788,000 in inventories, $196,000 in prepaid expenses and other current assets, $263,000 in other assets and $134,000 in accounts receivable, and decreases of $2.2 million in accounts payable and $327,000 in long-term liabilities. Our net cash provided by operating activities was $8.9 million in the three months ended October 1, 2011.

Our cash provided by investing activities of $3.9 million for the three months ended September 29, 2012 was the result of maturities and sales of available for sale investments exceeding purchases of available for sale investments by approximately $12.5 million, partially offset by additions to property and equipment of approximately $8.6 million. Our cash used in investing activities was $7.6 million for the three months ended October 1, 2011.

Our cash provided by financing activities for the three months ended September 29, 2012 of $765,000 was primarily the result of $2.9 million of short-term debt borrowings, partially offset by $1.4 million of repayments of short-term debt and expenditures of $708,000 for repurchase of our common stock. Our cash used in financing activities was $4.6 million for the three months ended October 1, 2011.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 29, 2012 are as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Short-term debt	$ 2,886	$ 2,886	$ -	$ -	$ -
Operating lease payments	2,199	1,522	671	6	-
Yangzhou capital injection	15,000	7,000	8,000	-	-
Total obligations	$ 20,085	$ 11,408	$ 8,671	$ 6	$ -

We lease certain facilities under operating leases with termination dates on or before December 2013.  Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term or previously exercised option to extend.

We have no purchase obligations other than routine purchase orders as of September 29, 2012.

We previously entered into an R&D Agreement for our Yangzhou facility that would require the capital injections shown in the table. We are currently negotiating with the Yangzhou government to terminate or modify the R&D Agreement. If the termination or modification is successful, some or all of the additional capital injections may not be made, although there may be additional terms or conditions involved in any settlement agreement.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three months ended September 29, 2012, the majority of our revenues were from sales to distributors.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS.  We perform an impairment review of our goodwill and intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of goodwill or intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our goodwill and intangible assets existed as of June 30, 2012. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 29, 2012 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $91.8 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At September 29, 2012, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $665,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have a complex supply chain for the components and parts used in each of our products. We have numerous foreign suppliers, many of whom are not obligated by the new law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.

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

Under the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010,  June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. As reported in Item 9A of our most recent Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of June 30, 2012, and management has determined that as of June 30, 2012, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 104 patents covering certain aspects of our product designs and have seven additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the three months  ended September 29, 2012. As a percentage of net revenues, sales to our top five direct customers during the three months ended September 29, 2012 totaled 42%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the three months ended September 29, 2012 and the fiscal year ended June 30, 2012, sales to our domestic and international distributors were approximately 66% and 67% of net revenues, respectively, as compared to approximately 69% of net revenues in the fiscal year ended July 2, 2011 and approximately 62% of net revenues in the fiscal year ended July 3, 2010. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the three months ended September 29, 2012, we generated approximately 93% of our net revenues from sales in Asia and approximately 2% from sales outside of Asia and the United States. In fiscal year 2012, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

We have subsidiaries located in Asia.  We manufacture some of our frequency control products in Taiwan as well as in the Jinan Development Zone in the Shandong Province of the PRC. The development of  the Jinan facility  depends upon various tax concessions, tax rebates and other support from the local governmental entity.  There can be no assurance that the local governmental entity will not change their position regarding such tax and other support and such a change might adversely affect the successful completion and profitability of this facility. Currently, as a consequence of changing government positions, we are negotiating a possible termination of an R&D Agreement at Yangzhou, as further described in Note 6 of Notes to Consolidated Financial Statements in this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, our Board of Directors authorized the repurchase of $30 million worth of common stock, and on April 26, 2012, the Board authorized an additional share repurchase program for $25 million of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended September 29, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
July, 2012	14,292	$7.99	5,590,847	$ 25,586,613
August, 2012	47,362	8.10	5,638,209	25,203,138
September, 2012	25,976	8.09	5,664,185	24,993,060

Total	87,630	$8.08	5,664,185	$ 24,993,060

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6.

Exhibits.

Exhibit Number	Exhibit Description

10.1

Purchase and Sale Agreement, dated July 6, 2012, between Pericom Semiconductor Corporation and Barber Lane Investors, LLC for the acquisition of the office building at 1545 Barber Lane, Milpitas, California, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, and incorporated herein by reference.

10.2

First Amendment to the Purchase and Sale Agreement between Pericom Semiconductor Corporation and Barber Lane Investors, LLC dated August 6, 2012, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, and incorporated herein by reference.

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

November 2, 2012

By: /s/ Alex C. Hui

Alex C. Hui

Chief Executive Officer

By: /s/ Aaron Tachibana

Aaron Tachibana

       Chief Financial Officer