Form 10-Q
period 2012-12-29
PERICOM SEMICONDUCTOR CORP
filed 2013-02-01
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

As of January 29, 2013 the Registrant had outstanding 23,493,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 29, 2012
INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	December 29, 2012 and June 30, 2012	3

	Condensed Consolidated Statements of Operations
	for the three and six months ended December 29, 2012
	and December 31, 2011	4

	Condensed Consolidated Statements of Comprehensive Income
	(Loss) for the three and six months ended December 29, 2012
	and December 31, 2011	5

	Condensed Consolidated Statements of Cash Flows
	for the six months ended December 29, 2012
	and December 31, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4:	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	31

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6:	Exhibits	43

Signatures

PART I.  FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 29,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,716	$24,283
Short-term investments in marketable securities	69,362	79,924
Accounts receivable
Trade (net of reserves and allowances of $2,581 and $2,566)	19,828	24,010
Other receivables	3,074	3,674
Inventories	16,134	16,604
Prepaid expenses and other current assets	1,710	2,425
Deferred income taxes	1,611	1,549
Total current assets	141,435	152,469

Property, plant and equipment – net	61,838	56,102
Investments in unconsolidated affiliates	2,375	2,474
Deferred income taxes – non-current	2,358	2,447
Long-term investments in marketable securities	25,224	23,628
Goodwill	16,829	16,797
Intangible assets (net of accumulated amortization of $8,240 and $6,629)	11,317	12,831
Other assets	8,817	9,058
Total assets	$270,193	$275,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,338	$1,364
Accounts payable	8,654	14,860
Accrued liabilities	12,075	8,608
Total current liabilities	22,067	24,832

Industrial development subsidy	7,578	8,577
Deferred income taxes	5,986	6,191
Other long-term liabilities	3,450	2,571
Total liabilities	39,081	42,171

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 29, 2012,
23,493,000; June 30, 2012, 23,565,000	123,664	123,362
Retained earnings	96,547	100,694
Accumulated other comprehensive income, net of tax	10,901	9,579
Total shareholders' equity	231,112	233,635
Total liabilities and shareholders' equity	$270,193	$275,806

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net revenues	$30,433	$30,481	$67,182	$65,813
Cost of revenues	19,239	19,504	42,077	42,299
Gross profit	11,194	10,977	25,105	23,514
Operating expenses:
Research and development	5,097	5,277	10,420	10,593
Selling, general and administrative	7,532	7,060	15,171	14,399
Total operating expenses	12,629	12,337	25,591	24,992
Loss from operations	(1,435)	(1,360)	(486)	(1,478)
Interest and other income, net	795	638	1,430	1,708
Income (loss) before income taxes	(640)	(722)	944	230
Income tax expense (benefit)	4,756	(335)	5,256	199
Net income (loss) from consolidated companies	(5,396)	(387)	(4,312)	31
Equity in net income of unconsolidated affiliates	57	52	165	79
Net income (loss)	$(5,339)	$(335)	$(4,147)	$110
Basic income (loss) per share	$(0.23)	$(0.01)	$(0.18)	$0.00
Diluted income (loss) per share	$(0.23)	$(0.01)	$(0.18)	$0.00
Shares used in computing basic income (loss) per share	23,515	24,244	23,529	24,368
Shares used in computing diluted income (loss) per share	23,515	24,244	23,529	24,469

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net income (loss)	$(5,339)	$(335)	$(4,147)	$110
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net of tax	(222)	(16)	249	(669)
Foreign currency translation adjustment	599	819	1,073	(406)
Other comprehensive income (loss), net of tax	377	803	1,322	(1,075)
Comprehensive income (loss)	$(4,962)	$468	$(2,825)	$(965)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	December 29,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,147)	$110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,584	5,977
Share-based compensation	1,701	1,906
Tax benefit resulting from stock option transactions	300	246
Excess tax benefit resulting from stock option transactions	(3)	(2)
Write-off of receivables	-	300
Gain on sale of investments	(548)	(332)
Write-off of property and equipment	217	33
Equity in net income of unconsolidated affiliates	(165)	(79)
Deferred taxes	(259)	33
Changes in assets and liabilities:
Accounts receivable	5,230	9,264
Inventories	781	3,241
Prepaid expenses and other current assets	1,182	(2,195)
Other assets	(76)	161
Accounts payable	(6,334)	(1,578)
Accrued liabilities	2,223	(1,501)
Other long-term liabilities	706	176
Net cash provided by operating activities	6,392	15,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,903)	(3,451)
Purchase of available-for-sale investments	(46,465)	(42,178)
Maturities and sales of available-for-sale investments	56,130	39,491
Acquisition of PTI, net of cash acquired	-	(7,401)
Change in restricted cash balance	-	2,947
Net cash used in investing activities	(238)	(10,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	420	442
Proceeds from short-term debt	3,161	7,526
Payments on short-term debt	(3,265)	(12,378)
Excess tax benefit resulting from stock option transactions	3	2
Repurchase of common stock	(1,830)	(5,804)
Net cash used in financing activities	(1,511)	(10,212)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	790	(141)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,433	(5,185)
CASH AND CASH EQUIVALENTS:
Beginning of period	24,283	30,023
End of period	$29,716	$24,838

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 29, 2012, the results of operations for the three and six months ended December 29, 2012 and December 31, 2011 and cash flows for the six months ended December 29, 2012 and December 31, 2011.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 31, 2012.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three and six months ended December 29, 2012 are not necessarily indicative of the results to be expected for the entire year.  The three and six month periods ended December 29, 2012 and December 31, 2011 each had 13 and 26 week periods, respectively.

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

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of the Company’s goodwill for each of the period ending dates shown:

(in thousands)	December 29, 2012
Beginning balance	$16,797
Adjustments	--
Currency translation adjustments	32
Ending balance	$16,829

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The $239,000 of goodwill adjustment for the year ended June 30, 2012 represents post-acquisition working capital adjustments and indemnification claims related to the PTI acquisition in fiscal 2011.

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	December 29, 2012			June 30, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$5,917	$(2,376)	$3,541	$5,906	$(1,888)	$4,018
eCERA trade name	45	(45)	-	44	(43)	1
Core developed technology	13,183	(5,819)	7,364	13,110	(4,698)	8,412

Total amortizable purchased intangible assets	19,145	(8,240)	10,905	19,060	(6,629)	12,431

SaRonix trade name	412	-	412	400	-	400

Total purchased intangible assets	$19,557	$(8,240)	$11,317	$19,460	$(6,629)	$12,831

Amortization expense related to finite-lived purchased intangible assets was approximately $772,000 and $1.5 million for the three and six month periods ended December 29, 2012 and $739,000 and $1.6 million for the three and six month periods ended December 31, 2011, respectively. Amortization of intangible assets for the six month period ended December 31, 2011 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of June 30, 2012. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships and existing and core technology, which have remaining useful lives from one to five years.  The Company expects future amortization expense associated with its intangible assets to be:

	Months from December 29, 2012
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$966	$966	$966	$643	$-	$-	$3,541
Core developed technology	2,077	1,869	1,869	1,439	110	-	7,364
	$3,043	$2,835	$2,835	$2,082	$110	$-	$10,905

3.  INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six month periods ended December 29, 2012 and December 31, 2011 are computed as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(in thousands, except per share data)	2012	2011	2012	2011

Net income (loss)	$(5,339)	$(335)	$(4,147)	$110
Computation of common shares outstanding – basic earnings (loss) per share:
Weighted average shares of common stock	23,515	24,244	23,529	24,368

Basic income (loss) per share	$(0.23)	$(0.01)	$(0.18)	$0.00

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	23,515	24,244	23,529	24,368
Dilutive shares using the treasury stock method	-	-	-	101
Shares used in computing diluted income (loss) per share	23,515	24,244	23,529	24,469

Diluted income (loss) per share	$(0.23)	$(0.01)	$(0.18)	$0.00

Options to purchase 2,557,000 and 2,513,000 shares of common stock, and restricted stock units of 616,000 and 613,000 were outstanding during the three and six months ended December 29, 2012 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,760,000 and 2,653,000 shares of common stock, and restricted stock units of 573,000 and 107,000 were outstanding during the three and six months ended December 31, 2011 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. As the Company incurred a net loss for the three and six months ended December 29, 2012 and the three months ended December 31, 2011, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive in nature.

4.  INVENTORIES

Inventories consist of:

	December 29,	June 30,
(in thousands)	2012	2012

Raw materials	$7,842	$7,371
Work in process	3,112	3,981
Finished goods	5,180	5,252
	$16,134	$16,604

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 29, 2012, the Company had reserved for $3.2 million of inventory as compared to $3.8 million at June 30, 2012.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 29,	June 30,
(in thousands)	2012	2012

Accrued compensation	$6,491	$5,886
Income taxes payable	3,079	2
Sales commissions	356	497
Accrued construction liabilities	186	845
Other accrued expenses	1,963	1,378
	$12,075	$8,608

6.  COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at December 29, 2012 are as follows:

	Months from December 29, 2012
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$1,338	$-	$-	$-	$-	$1,338
Operating lease payments	1,611	229	94	4	-	1,938
Capital equipment purchase commitments	32	-	-	-	-	32
Yangzhou capital injection	7,000	8,000	-	-	-	15,000
Total	$9,981	$8,229	$94	$4	$-	$18,308

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of December 29, 2012.

The Company previously entered into an R&D Agreement for its Yangzhou facility that would require the capital injections shown in the table. The Company has made an additional $6 million non-cash capital injection. However, the process regarding additional capital injections will not be completed until approval is obtained from the Administration for Industry and Commerce, and there may be other terms or conditions involved in that approval.

7.  INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Customer A	16%	18%	17%	17%
Customer B	12%	11%	13%	14%
All others	72%	71%	70%	69%
	100%	100%	100%	100%

	Accounts Receivable
	December 29,	June 30,
	2012	2012
Customer A	21%	26%
Customer B	6%	6%
All others	73%	68%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and six month periods ended December 29, 2012 and December 31, 2011:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
China (including Hong Kong)	$15,259	$11,295	$30,090	$22,859
Taiwan	9,704	13,708	25,086	30,011
United States	1,382	1,891	3,039	3,655
Other (less than 10% each)	4,088	3,587	8,967	9,288
Total net revenues	$30,433	$30,481	$67,182	$65,813

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of December 29, 2012 and June 30, 2012:

	December 29,	June 30,
	2012	2012

China (including Hong Kong)	$36,279	$37,761
Taiwan	15,400	15,005
United States	9,394	2,304
Korea	486	650
Others (less than 10% each)	279	382
Total long-lived assets	$61,838	$56,102

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

During the six month period ended December 29, 2012, the Company repurchased 237,831 shares for an aggregate cost of approximately $1.8 million. During the six month period ended December 31, 2011, the Company repurchased 758,463 shares for an aggregate cost of approximately $5.8 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of December 29, 2012, the Company had approximately $23.9 million of repurchase authority remaining under the 2012 authority.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of December 29, 2012, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 29, 2012 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.3 million shares of common stock as of December 29, 2012 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended December 29, 2012 and December 31, 2011 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 29,	December 31,
	2012	2011
Expected Life	5.9 years	5.5 years
Risk-free interest rate	1.13%	2.46%
Volatility	54%	54%
Dividend Yield	-	-

The weighted average fair value of options granted during the three months ended December 29, 2012 and December 31, 2011 was $4.39 and $3.89, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2012	2,453	$10.34	5.12	$912

Granted	173	8.56
Exercised	(6)	7.87
Cancelled or expired	(63)	10.23
Options outstanding at December 29,2012	2,557	$10.23	4.96	$90

Options vested and expected to vest at December 29,2012	2,516	$10.26	4.89	$88
Options exercisable at December 29, 2012	2,131	$10.52	4.23	$70

At December 29, 2012, 1.6 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the six months ended December 29, 2012 was not significant.

At December 29, 2012, expected future compensation expense relating to options outstanding is $1.6 million, which will be amortized to expense over a weighted average period of 2.5 years.

Additional information regarding options outstanding and exercisable as of December 29, 2012 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of December 29, 2012	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of December 29, 2012	Weighted Average Exercise Price

$4.89	$8.03	518,000	5.39	$7.73	387,000	$7.74
8.10	8.70	512,000	3.88	8.46	431,000	8.46
8.71	10.01	631,000	6.18	9.54	441,000	9.65
10.15	14.68	514,000	3.91	11.14	490,000	11.12
15.25	18.10	382,000	5.19	15.90	382,000	15.90
$4.89	$18.10	2,557,000	4.96	$10.23	2,131,000	$10.52

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the six months ended December 29, 2012 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535

Awarded	247	7.87
Released	(102)	10.30
Forfeited	(33)	8.31
RSUs outstanding at December 29, 2012	616	$8.41	1.62	$4,817

RSUs expected to vest after December 29, 2012	541	$8.45	1.52	$4,227

At December 29, 2012, expected future compensation expense relating to RSUs is $3.5 million, which will be amortized to expense over a weighted average remaining recognition period of 2.6 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.8 million remain available at December 29, 2012. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period.  The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During the first six months of fiscal years 2013 and 2012, the Company issued 56,809 and 55,915 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.57 and $7.22, respectively.  The weighted average fair value of the awards for the first six months of fiscal 2013 and 2012 were $1.77 and $2.43 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation under the Stock Purchase Plan:

	Three Months Ended
	December 29,	December 31,
	2012	2011
Expected Life	6 months	6 months
Risk-free interest rate	0.15%	0.05%
Volatility	35%	64%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 29, 2012:

	Shares	Weighted Average Purchase Price

Beginning Available	1,835,939
Purchases	(56,809)	$6.57

Ending Available	1,779,130

At December 29, 2012, the Company had $72,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next 4 months.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 29, 2012 and December 31, 2011 generated from the plans described above:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands)	2012	2011	2012	2011
Cost of revenues	$43	$47	$95	$101
Research and development	333	357	655	728
Selling, general and administrative	484	528	951	1,077
Pre-tax share-based compensation expense	860	932	1,701	1,906
Income tax impact	(284)	(308)	(561)	(648)
Net share-based compensation expense	$576	$624	$1,140	$1,258

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands)	2012	2011	2012	2011
Stock options	$269	$351	$538	$770
Restricted stock units	538	516	1,055	1,007
Stock purchase plan	53	65	108	129
Total share-based compensation expense	$860	$932	$1,701	$1,906

The amount of share-based compensation expense capitalized in inventory at December 29, 2012 and June 30, 2012 is immaterial.

10. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of December 29, 2012 was $2,797,000.  $2,307,000 of this amount would affect the Company’s tax rate if recognized. In addition, as of December 29, 2012 the Company had accrued $307,000 for any interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to state income taxes, stock-based compensation from incentive stock options, the employee stock purchase plan and foreign non-qualified stock options, differing tax rates in income-earning foreign jurisdictions, and the inability to utilize losses in certain foreign entities to offset domestic income.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2006 through 2012. The Company is currently under examination of the federal tax returns for fiscal 2010 and 2011 by the Internal Revenue Service.

Income Tax Expense

During the quarter ended December 29, 2012, we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. We have foreign sales offices in Korea, Taiwan, Japan, Singapore and Hong Kong, manufacturing operations in Taiwan and China, and research and development centers in Hong Kong and China. Revenues from non-U.S. regions account for over 90% of all revenue. In addition, nearly all of our suppliers are located in the Asia Pacific region. Based on these factors we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These actions resulted in a gain for tax purposes, for which we recorded a $5.0 million tax provision in the quarter.

Income tax expense for the six months ended December 29, 2012 and December 31, 2011 was $5.3 million and $199,000, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. The income tax expense for the six months ended December 29, 2012 included the $5.0 million tax provision discussed above. Excluding this amount, income tax expense for the six months ended December 29, 2012 would have been $269,000 for an effective tax rate of 28%. As of December 29, 2012, the Company has recorded a valuation allowance of $4.3 million against its deferred tax assets.

 11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	December 29,	June 30,
(in thousands)	2012	2012

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,375	$2,474

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first six months of fiscal 2012 and 2011, the Company’s allocated portion of JCP’s results was income of $165,000 and $79,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.
As of December 29, 2012, accumulated other comprehensive income of $10.9 million is made up of $443,000 of unrealized gains on available-for-sale investments, net of tax, and $10.5 million of accumulated currency translation gains.

13.  SHORT-TERM DEBT

As of December 29, 2012, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $1.3 million. The loans are denominated in U.S. Dollars and carry variable rates of interest currently ranging from 1.11% to 1.48% per annum. The loans have maturities ranging from 46 to 147 days. PSE-TW has pledged $4.4 million in land and buildings for the loan and credit facilities.

14.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of December 29, 2012, industrial development subsidies in the amount of $12.5 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at December 29, 2012 was $7.6 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $460,000 and $321,000 of industrial development subsidy as a reduction of cost of goods sold and $46,000 and $45,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the three month periods ended December 29, 2012 and December 31, 2011, respectively. The Company recognized $918,000 and $689,000 of industrial development subsidy as a reduction of cost of goods sold and $91,000 and $90,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the six month periods ended December 29, 2012 and December 31, 2011, respectively.

15. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs.  The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes.  At December 29, 2012, a summary of investments by major security type is as follows:

	As of December 29, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$11,511	$-	$-	$-	$11,511
National government and agency securities	6,475	161	-	161	6,636
State and municipal bond obligations	2,649	9	-	9	2,658
Corporate bonds and notes	53,624	543	(92)	451	54,075
Asset backed securities	10,187	42	(17)	25	10,212
Mortgage backed securities	9,423	115	(44)	71	9,494
Total	$93,869	$870	$(153)	$717	$94,586

At June 30, 2012 a summary of investments by major security type is as follows:

	As of June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$10,344	$-	$-	$-	$10,344
US Treasury securities	3,639	-	(5)	(5)	3,634
National government and agency securities	6,582	167	-	167	6,749
State and municipal bond obligations	1,772	1	(1)	-	1,772
Corporate bonds and notes	61,374	461	(197)	264	61,638
Asset backed securities	10,148	19	(86)	(67)	10,081
Mortgage backed securities	9,313	98	(77)	21	9,334
Total	$103,172	$746	$(366)	$380	$103,552

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 29, 2012 and June 30, 2012:

	Continuous Unrealized Losses at December 29, 2012
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	$617	$-	$-	$-	$617	$-
State and municipal bond obligations	331	-	-	-	331	-
Corporate bonds and notes	8,755	24	3,540	65	12,295	89
Asset backed securities	1,374	5	1,216	15	2,590	20
Mortgage backed securities	1,614	4	375	40	1,989	44
	$12,691	$33	$5,131	$120	$17,822	$153

	Continuous Unrealized Losses at June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury securities	$3,434	$5	$-	$-	$3,434	$5
National government and agency securities	327	-	-	-	327	-
State and municipal bond obligations	1,033	1	-	-	1,033	1
Corporate bonds and notes	12,117	85	3,782	112	15,899	197
Asset backed securities	1,784	15	1,595	71	3,379	86
Mortgage backed securities	659	-	403	77	1,062	77
	$19,354	$106	$5,780	$260	$25,134	$366

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the six months ended December 29, 2012 and December 31, 2011, proceeds from sales and maturities of available-for-sale securities were $56.1 million and $39.5 million, respectively, and realized gains were $548,000 and $332,000, respectively.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of December 29, 2012. Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

(in thousands)	December 29, 2012
Contractual Maturities
Less than 12 months	$14,311
One to three years	50,439
Over three years	22,981
Multiple dates	6,855
Total	$94,586

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis.  All of the investments are classified as Level 2 at December 29, 2012. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

		As of December 29, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$13,006	$-	$13,006	$-
National government and agency securities	6,636	-	6,636	-
State and municipal bond obligations	2,658	-	2,658	-
Corporate bonds and notes	54,075	-	54,075	-
Asset backed securities	10,212	-	10,212	-
Mortgage backed securities	9,494	-	9,494	-
Total	$96,081	$-	$96,081	$-

(1)
$1,495 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the six months ended December 29, 2012.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 29, 2012 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 29, 2012.

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

Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding our sales to Taiwan and China, the continuation of a high level of turns orders, higher or lower levels of inventory, future gross profit and gross margin; the plans and objectives of management for future operations; our tax rate; currency fluctuations; the adequacy of allowances for returns, price protection and other concessions; the sufficiency of cash generated from operations and cash balances; our exposure to interest rate risk; expectations regarding our research and development and selling, general and administrative expenses; the impact of our new global structure on our future tax rates; and our possible future acquisitions and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth (i) in Item 1A, Risk Factors, of Part II of this Form 10-Q, and (ii) in Note 1 to the Notes to Condensed Consolidated Financial Statements. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.2%	64.0%	62.6%	64.3%
Gross profit	36.8%	36.0%	37.4%	35.7%
Operating expenses:
Research and development	16.7%	17.3%	15.5%	16.1%
Selling, general and administrative	24.8%	23.2%	22.6%	21.9%
Total operating expenses	41.5%	40.5%	38.1%	38.0%
Loss from operations	(4.7)%	(4.5)%	(0.7)%	(2.3)%
Interest and other income, net	2.6%	2.1%	2.1%	2.6%
Income (loss) before income taxes	(2.1)%	(2.4)%	1.4%	0.3%
Income tax expense (benefit)	15.6%	(1.1)%	7.8%	0.3%
Net income (loss) from consolidated companies	(17.7)%	(1.3)%	(6.4)%	0.1%
Equity in net income of unconsolidated affiliates	0.2%	0.2%	0.2%	0.1%
Net income (loss)	(17.5)%	(1.1)%	(6.2)%	0.2%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 29,	December 31,	%	December 29,	December 31,	%
	2012	2011	Change	2012	2011	Change

Net revenues	$30,433	$30,481	-0.2%	$67,182	$65,813	2.1%
% of net sales accounted for by top 5 direct customers (1)	40.7%	44.6%		41.3%	48.0%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	29.5%	27.7%		30.0%	28.0%

Number of end customers that each account for more than 10% of net sales	1	1		0	0

(1)	Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEM”s).

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

Net revenues decreased $48,000 or 0.2% in the second quarter of fiscal 2013 versus the second quarter of fiscal 2012. The essentially flat sales are primarily the result of continued economic softness in both domestic and international markets. Net revenue for IC and FCP products in the second quarter of fiscal 2013 versus the second quarter of fiscal 2012 reflected:

•	a $953,000 decrease in sales of IC products to $18.1 million, a decrease of 5.0%, and
•	an increase of $905,000 or 7.9% in sales of our FCP products to $12.3 million.

Net revenue increased $1.4 million or 2.1% in the first half of fiscal 2013 versus the first half of fiscal 2012. This increase reflects changes in IC and FCP product sales as follows:

•	an $846,000 decrease in sales of IC products to $40.7 million, for a 2.0% sales decrease, and
•	an increase of $2.2 million or 9.1% in sales of our FCP products to $26.5 million.
Sales of FCP products in the second quarter and first half of fiscal 2012 were suppressed by supply chain interruptions related to severe flooding during the 2011 monsoon season  in Thailand which lasted from August through December in many parts of the country.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six months ended December 29, 2012 and December 31, 2011:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
China (including Hong Kong)	50%	37%	45%	35%
Taiwan	32%	45%	37%	46%
United States	5%	6%	5%	6%
Other (less than 10% each)	13%	12%	13%	13%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
(In thousands)	2012	2011	Change	2012	2011	Change

Net revenues	$30,433	$30,481	-0.2%	$67,182	$65,813	2.1%
Gross profit	11,194	10,977	2.0%	25,105	23,514	6.8%
Gross profit as a percentage of net revenues (gross margin)	36.8%	36.0%		37.4%	35.7%

The increase in gross profit in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 of $217,000 is primarily the result of margins in the IC products improving from 45% to 48%, partially offset by FCP margins decreasing slightly from 21% to 20%.

The increase in gross profit in the first half of fiscal 2013 as compared to the first half of fiscal 2012 of $1.6 million is primarily the result of:

•	a 2.1% increase in sales, which led to $0.5 million of increased gross profit, and
•	a gross margin increase from 35.7% to 37.4%, resulting in a $1.1 million increase in gross profit.

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

During the three and six months ended December 29, 2012, gross profit and gross margin benefited as a result of the sale of inventory of $108,000 and $148,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $124,000 and $141,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
(In thousands)	2012	2011	Change	2012	2011	Change

Net revenues	$30,433	$30,481	-0.2%	$67,182	$65,813	2.1%
Research and development	5,097	5,277	-3.4%	10,420	10,593	-1.6%

R&D as a percentage of net revenues	16.7%	17.3%		15.5%	16.1%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The $180,000 expense reduction for the three month period ended December 29, 2012 as compared to the same period of the prior year is primarily attributable to decreases of $156,000 in depreciation and amortization and $116,000 in fabrication and assembly expenditures, partially offset by increased compensation expenditures of $103,000. The $173,000 expense reduction for the six month period ended December 29, 2012 as compared to the same period of the prior year is primarily attributable to decreases of $329,000 in depreciation and amortization and $130,000 in fabrication and assembly expenditures, partially offset by increased compensation expenditures of $304,000.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
(In thousands)	2012	2011	Change	2012	2011	Change

Net revenues	$30,433	$30,481	-0.2%	$67,182	$65,813	2.1%
Selling, general and administrative	7,532	7,060	6.7%	15,171	14,399	5.4%

SG&A as a percentage of net revenues	24.8%	23.2%		22.6%	21.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense increase of approximately $472,000 for the three month period ended December 29, 2012 as compared to the same period of the prior year is attributable primarily to increased charges of $160,000 in compensation expenses, $245,000 for facilities-related expenses and $356,000 of increased expenditures for legal, accounting and information systems services, partially offset by decreases of $304,000 in charges for receivables write-offs. The expense increase of approximately $772,000 for the six month period ended December 29, 2012 as compared to the same period of the prior year is attributable primarily to increased charges of $497,000 in compensation expenses, $227,000 for facilities-related expenses and $385,000 of increased expenditures for legal, accounting and information systems services, partially offset by decreases of $310,000 in charges for receivables write-offs.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	December 29,	December 31,	%	December 29,	December 31,	%
(In thousands)	2012	2011	Change	2012	2011	Change

Interest income	$892	$648	37.7%	$1,745	$1,581	10.4%
Other income (expense)	(110)	(97)		(105)	(155)
Exchange gain (loss)	13	87		(210)	282
Interest and other income	$795	$638		$1,430	$1,708

Interest and other income, net for the three month period ended December 29, 2012 increased $157,000 as compared with the same period of the prior year due primarily to a $239,000 increase in realized gains on sales and maturities of investments, partially offset by somewhat higher other expenses and reduced exchange gains. Interest and other income, net for the six month period ended December 29, 2012 decreased $278,000 as compared with the same period of the prior year due primarily to a $492,000 shift from an exchange gain last year to an exchange loss this year, partially offset by a $195,000 increase in realized gains on sales and maturities of investments.

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands)	2012	2011	2012	2011

Pre-tax income (loss)	$(640)	$(722)	$944	$230
Income tax expense (benefit)	4,756	(335)	5,256	199

Effective tax rate	-743%	46%	557%	87%

During the quarter ended December 29, 2012, we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. We have foreign sales offices in Korea, Taiwan, Japan, Singapore and Hong Kong, manufacturing operations in Taiwan and China, and research and development centers in Hong Kong and China. Revenues from non-U.S. regions account for over 90% of all revenue. In addition, nearly all of our suppliers are located in the Asia Pacific region. Based on these factors we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These actions resulted in a gain for tax purposes, for which we recorded a $5.0 million tax provision in the quarter.

The income tax expense for the three and six months ended December 29, 2012 included the $5.0 million tax provision discussed above. Excluding this amount, income tax expense (benefit) for the three and six months ended December 29, 2012 would have been $(231,000) and $269,000 for effective tax rates  of (36)% and 28%, respectively. The decrease in the effective tax rate to 28% for the six month period ended December 29, 2012 as compared with 87% for the same period of the prior year is due primarily to changes in forecasted income and the allocation of earnings between different tax jurisdictions.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, research and development tax credits, share-based compensation from incentive stock options, the employee stock purchase plan and foreign non-qualified stock options, tax-exempt interest income, and differing tax rates in income-earning foreign jurisdictions.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and six month periods ended December 29, 2012, the Company’s allocated portion of JCP’s results was income of $57,000 and $165,000, respectively, as compared with income of $52,000 and $79,000 for the three and six month periods ended December 31, 2011, respectively.

Liquidity and Capital Resources

As of December 29, 2012, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $124.3 million as compared with $127.8 million on June 30, 2012.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 29, 2012, unrealized gains on marketable securities net of taxes were $443,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 29, 2012 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at December 29, 2012.

As of December 29, 2012, $29.7 million was classified as cash and cash equivalents compared with $24.3 million as of June 30, 2012.  The maturities of our short term investments are staggered throughout the year so that cash requirements are met.  Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities.  For the six month period ended December 29, 2012, we spent approximately $9.9 million on property and equipment compared to $3.5 million for the six month period ended December 31, 2011.  We generated approximately $1.7 million of interest income for the six month period ended December 29, 2012, as compared with $1.6 million of interest income for the six month period ended December 31, 2011. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $6.4 million for the six months ended December 29, 2012 was primarily the result of non-cash expenses of $5.6 million in depreciation and amortization, $1.7 million of share-based compensation expense, $300,000 tax benefit from stock option transactions and $217,000 write-off of property and equipment, partially offset by a net loss of $4.1 million, $548,000 gain on sale of investments in marketable securities and $165,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $5.2 million in accounts receivable, $1.2 million in prepaid expenses and other current assets and $781,000 in inventory, and an increase of $2.2 million in accrued liabilities. Such contributions were partially offset by a decrease of $6.3 million in accounts payable. Our net cash provided by operating activities was $15.8 million in the six months ended December 31, 2011.

Our cash used in investing activities of $238,000 for the six months ended December 29, 2012 was the result of additions to property and equipment of approximately $9.9 million, partially offset by sales and maturities of available for sale investments exceeding purchases of available for sale investments by approximately $9.7 million. Our cash used in investing activities was $10.6 million for the six months ended December 31, 2011.

Our cash used in financing activities for the six months ended December 29, 2012 of $1.5 million was primarily the result of using $1.8 million for repurchase of our common stock and repayments of short-term debt exceeding draws by $104,000, partially offset by $420,000 of proceeds from common stock issuance under our employee stock plans. Our cash used in financing activities was $10.2 million for the six months ended December 31, 2011.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 29, 2012 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Short-term debt	$1,338	$1,338	$-	$-	$-
Operating leases	1,938	1,611	323	4	-
Capital equipment purchase commitments	32	32	-	-	-
Yangzhou capital injection	15,000	7,000	8,000	-	-
Total obligations	$18,308	$9,981	$8,323	$4	$-

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of December 29, 2012.

The Company previously entered into an R&D Agreement for its Yangzhou facility that would require the capital injections shown in the table. The Company has made an additional $6 million non-cash capital injection. However, the process regarding additional capital injections will not be completed until approval is obtained from the Administration for Industry and Commerce, and there may be other terms or conditions involved in that approval.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the six months ended December 29, 2012, the majority of our revenues were from sales to distributors.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous three-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of the product of each distributor’s net sales for the month and their stock rotation percentage, unless management determines that historic trend is not expected to recur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 29, 2012 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $94.6 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 29, 2012, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $443,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 104 patents covering certain aspects of our product designs and have eight additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate.  In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate.  Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities.  In addition, during the quarter ended December 29, 2012, we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. As a result we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These changes may result in unanticipated changes to our tax rates and tax payments. All of these factors could have an adverse effect on our financial condition and results of operations.

If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our effective tax rates may not be as low as we anticipate. Our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities.

A number of factors may adversely impact our future effective tax rates, such as:

●
changes in the tax laws of any of the countries in which we pay substantial taxes, including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;

●	changes in the valuation of our deferred tax assets and liabilities;
●	changes in U.S. general accepted accounting principles; and
●	the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

A change in our effective tax rate due to any of these factors may adversely impact our future results from operations.  Also, changes in tax laws could have a material adverse effect on our ability to utilize cash in a tax efficient manner.

A large portion of our revenues is derived from sales to a few key customers, and the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues. In addition, our sales through distributors increase the complexity of our business.

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the six months ended December 29, 2012. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 29, 2012 totaled 41%.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the six months ended December 29, 2012 and the fiscal year ended June 30, 2012, sales to our domestic and international distributors were approximately 67% of net revenues, as compared to approximately 69% of net revenues in the fiscal year ended July 2, 2011 and approximately 62% of net revenues in the fiscal year ended July 3, 2010. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the six months ended December 29, 2012, we generated approximately 93% of our net revenues from sales in Asia and approximately 2% from sales outside of Asia and the United States. In fiscal year 2012, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, our Board of Directors authorized the repurchase of $30 million worth of common stock, and on April 26, 2012, the Board authorized an additional share repurchase program for $25 million of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended December 29, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
November, 2012	139,787	$7.47	5,803,972	$23,949,067
December, 2012	10,414	7.52	5,814,386	23,870,761
Total	150,201	$7.47	5,814,386	$23,870,761

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6.                      Exhibits.

Exhibit Number	Exhibit Description

10.1	Amended and Restated Change of Control Agreement, attached as Exhibit 10.1 to the Company’s Form 8-K, filed on November 6, 2012 and incorporated herein by reference
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Aaron Tachibana, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Pericom Semiconductor Corporation
(Registrant)

Date: January 31, 2013	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer