Form 10-Q
period 2013-03-30
PERICOM SEMICONDUCTOR CORP
filed 2013-05-03
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

         ☒

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Yes     ☐

No

☒

As of May 1, 2013 the Registrant had outstanding 22,941,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 30, 2013

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	March 30, 2013 and June 30, 2012	3

	Condensed Consolidated Statements of Operations
	for the three and nine months ended March 30, 2013
	and March 31, 2012	4

	Condensed Consolidated Statements of Comprehensive Income
	(Loss) for the three and nine months ended March 30, 2013
	and March 31, 2012	5

	Condensed Consolidated Statements of Cash Flows
	for the nine months ended March 30, 2013
	and March 31, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	31

Item 4:	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	32

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6:	Exhibits	43

Signatures

PART I.  FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,193	$24,283
Short-term investments in marketable securities	65,432	79,924
Accounts receivable
Trade (net of reserves and allowances of $2,541 and $2,566)	20,739	24,010
Other receivables	3,133	3,674
Inventories	13,874	16,604
Prepaid expenses and other current assets	2,708	2,425
Deferred income taxes	1,564	1,549
Total current assets	134,643	152,469

Property, plant and equipment – net	60,329	56,102
Investments in unconsolidated affiliates	2,390	2,474
Deferred income taxes – non-current	2,416	2,447
Long-term investments in marketable securities	26,566	23,628
Goodwill	16,901	16,797
Intangible assets (net of accumulated amortization of $8,997 and $6,629)	10,578	12,831
Other assets	8,643	9,058
Total assets	$262,466	$275,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$197	$1,364
Accounts payable	10,203	14,860
Accrued liabilities	8,982	8,608
Total current liabilities	19,382	24,832

Industrial development subsidy	7,385	8,577
Deferred income taxes	5,888	6,191
Other long-term liabilities	3,428	2,571
Total liabilities	36,083	42,171

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: March 30, 2013,
22,941,000; June 30, 2012, 23,565,000	120,222	123,362
Retained earnings	95,865	100,694
Accumulated other comprehensive income, net of tax	10,296	9,579
Total shareholders' equity	226,383	233,635
Total liabilities and shareholders' equity	$262,466	$275,806

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net revenues	$30,366	$33,378	$97,548	$99,191
Cost of revenues	19,521	21,789	61,597	64,088
Gross profit	10,845	11,589	35,951	35,103
Operating expenses:
Research and development	5,277	5,669	15,697	16,262
Selling, general and administrative	7,193	7,114	22,364	21,513
Total operating expenses	12,470	12,783	38,061	37,775
Loss from operations	(1,625)	(1,194)	(2,110)	(2,672)
Interest and other income, net	1,318	847	2,748	2,555
Income (loss) before income taxes	(307)	(347)	638	(117)
Income tax expense (benefit)	395	(76)	5,652	123
Loss from consolidated companies	(702)	(271)	(5,014)	(240)
Equity in net income of unconsolidated affiliates	21	4	186	83
Net loss	$(681)	$(267)	$(4,828)	$(157)
Basic loss per share	$(0.03)	$(0.01)	$(0.21)	$(0.01)
Diluted loss per share	$(0.03)	$(0.01)	$(0.21)	$(0.01)
Shares used in computing basic loss per share	23,162	24,030	23,407	24,255
Shares used in computing diluted loss per share	23,162	24,030	23,407	24,255

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net loss	$(681)	$(267)	$(4,828)	$(157)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net of tax	(97)	754	152	85
Foreign currency translation adjustment	(508)	1,413	565	1,007
Other comprehensive income (loss), net of tax	(605)	2,167	717	1,092
Comprehensive income (loss)	$(1,286)	$1,900	$(4,111)	$935

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,828)	$(157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,364	8,959
Share-based compensation	2,543	2,833
Tax benefit resulting from stock option transactions	431	382
Excess tax benefit resulting from stock option transactions	(3)	(4)
Write-off of receivables	—	300
Gain on sale of investments	(852)	(556)
Write-off of property and equipment	244	292
Equity in net income of unconsolidated affiliates	(186)	(83)
Deferred taxes	(328)	(56)
Changes in assets and liabilities:
Accounts receivable	3,925	8,203
Inventories	2,882	4,617
Prepaid expenses and other current assets	178	(1,962)
Other assets	48	75
Accounts payable	(4,743)	(451)
Accrued liabilities	(590)	(2,401)
Other long-term liabilities	349	41
Net cash provided by operating activities	7,434	20,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,753)	(5,108)
Purchase of available-for-sale investments	(76,805)	(84,080)
Maturities and sales of available-for-sale investments	89,127	76,749
Acquisition of PTI, net of cash acquired	—	(8,076)
Change in restricted cash balance	—	2,947
Net cash provided by (used in) investing activities	1,569	(17,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	420	525
Proceeds from short-term debt	3,877	10,743
Payments on short-term debt	(5,088)	(15,206)
Excess tax benefit resulting from stock option transactions	3	4
Repurchase of common stock	(6,115)	(9,223)
Net cash used in financing activities	(6,903)	(13,157)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	810	493
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,910	(10,200)
CASH AND CASH EQUIVALENTS:
Beginning of period	24,283	30,023
End of period	$27,193	$19,823

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 30, 2013, the results of operations for the three and nine months ended March 30, 2013 and March 31, 2012 and cash flows for the nine months ended March 30, 2013 and March 31, 2012. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 31, 2012.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine months ended March 30, 2013 are not necessarily indicative of the results to be expected for the entire year. The three and nine month periods ended March 30, 2013 and March 31, 2012 each had 13 and 39 week periods, respectively.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Global Limited (“PGL”), PSE Technology Corporation (“PSE-TW”), and Pericom Asia Limited (“PAL”). PGL has two wholly-owned subsidiaries, Pericom International Limited (“PIL”) and Pericom Semiconductor (HK) Limited (“PHK”). In addition, PAL has three subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). The Company eliminates all intercompany balances and transactions in consolidation.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on the Company’s financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the nine months ended March 30, 2013:

(In thousands)

Goodwill at June 30, 2012	$16,797
Currency translation adjustments	104
Goodwill at March 30, 2013	$16,901

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.

The following table summarizes the components of other intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	March 30, 2013			June 30, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$5,943	$(2,627)	$3,316	$5,906	$(1,888)	$4,018
eCERA trade name	44	(44)	—	44	(43)	1
Core developed technology	13,189	(6,329)	6,860	13,110	(4,698)	8,412

Total amortizable purchased intangible assets	19,176	(9,000)	10,176	19,060	(6,629)	12,431

SaRonix trade name	402	—	402	400	—	400

Total purchased intangible assets	$19,578	$(9,000)	$10,578	$19,460	$(6,629)	$12,831

Amortization expense related to finite-lived purchased intangible assets was approximately $775,000 and $2.3 million for the three and nine month periods ended March 30, 2013 and $778,000 and $2.4 million for the three and nine month periods ended March 31, 2012, respectively. Amortization of intangible assets for the nine month period ended March 31, 2012 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent asset write-off.

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

The finite-lived purchased intangible assets consist of supplier and customer relationships, trade names and existing and core technology, which have remaining useful lives from one to five years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from March 30, 2013
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$970	$970	$970	$406	$—	$—	$3,316
Core developed technology	2,020	1,878	1,878	1,084	—	—	6,860
	$2,990	$2,848	$2,848	$1,490	$—	$—	$10,176

 3. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted loss per share for the three and nine month periods ended March 30, 2013 and March 31, 2012 are computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net loss	($681)	($267)	($4,828)	($157)
Computation of common shares outstanding – basic loss per share:
Weighted average shares of common stock	23,162	24,030	23,407	24,255

Basic loss per share	($0.03)	($0.01)	($0.21)	($0.01)

Computation of common shares outstanding – diluted loss per share:
Weighted average shares of common stock	23,162	24,030	23,407	24,255
Dilutive shares using the treasury stock method	-	-	-	-
Shares used in computing diluted loss per share	23,162	24,030	23,407	24,255

Diluted loss per share	($0.03)	($0.01)	($0.21)	($0.01)

Options to purchase 2,465,000 and 2,497,000 shares of common stock, and restricted stock units of 562,000 and 596,000 were outstanding during the three and nine months ended March 30, 2013 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,611,000 and 2,724,000 shares of common stock, and restricted stock units of 518,000 and 548,000 were outstanding during the three and nine months ended March 31, 2012 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. As the Company incurred a net loss for the three and nine months ended March 30, 2013 and March 31, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

4. INVENTORIES

Inventories consist of:

(in thousands)	March 30, 2013	June 30, 2012

Raw materials	$6,127	$7,371
Work in process	3,186	3,981
Finished goods	4,561	5,252
	$13,874	$16,604

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 30, 2013, the Company had reserved for $3.3 million of inventory as compared to $3.8 million of inventory reserves at June 30, 2012.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

(in thousands)	March 30, 2013	June 30, 2012

Accrued compensation	$5,886	$5,886
Income taxes payable	1,016	2
Sales commissions	371	497
Accrued construction liabilities	172	845
Other accrued expenses	1,537	1,378
	$8,982	$8,608

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at March 30, 2013 are as follows:

	Months from March 30, 2013
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Short-term debt	$197	$—	$—	$—	$—	$197
Operating lease payments	1,282	229	42	2	—	1,555
Capital equipment purchase commitments	11	—	—	—	—	11
Facility modifications	657	—	—	—	—	657
Total	$2,147	$229	$42	$2	$—	$2,420

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments and facility modifications shown in the table as of March 30, 2013.

The Company previously entered into an R&D Agreement for its Yangzhou facility that required capital injections. During the quarter ended March 30, 2013, the Company was notified by the Administration for

Industry and Commerce that its capital injections have been approved and the requirements of the R&D Agreement have been satisfied.

7. INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Customer A	24%	18%	19%	17%
Customer B	11%	14%	12%	14%
All others	65%	68%	69%	69%
	100%	100%	100%	100%

	Accounts Receivable
	March 30, 2013	June 30, 2012
Customer A	25%	26%
All others	75%	74%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and nine month periods ended March 30, 2013 and March 31, 2012:

	Net Revenues
	Three Months Ended		Nine Months Ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

China (including Hong Kong)	$15,459	$11,543	$45,549	$34,422
Taiwan	8,635	15,227	33,721	45,232
United States	1,969	2,010	5,008	5,670
Other (less than 10% each)	4,303	4,598	13,270	13,867
Total net revenues	$30,366	$33,378	$97,548	$99,191

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of March 30, 2013 and June 30, 2012:

(in thousands)	March 30, 2013	June 30, 2012

China (including Hong Kong)	$35,567	$37,761
Taiwan	14,831	15,005
United States	9,092	2,304
Korea	579	650
Others (less than 10% each)	260	382
Total long-lived assets	$60,329	$56,102

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

During the nine month period ended March 30, 2013, the Company repurchased 847,470 shares for an aggregate cost of approximately $6.1 million. During the nine month period ended March 31, 2012, the Company repurchased 1,184,229 shares for an aggregate cost of approximately $9.2 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of March 30, 2013, the Company had approximately $19.6 million of repurchase authority remaining under the 2012 authority.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of March 30, 2013, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 30, 2013 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.2 million shares of common stock as of March 30, 2013 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended March 30, 2013 was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended
March 30, 2013
Expected Life	5.9 years
Risk-free interest rate	1.13%
Volatility	54%
Dividend Yield	—

No stock options were granted under the stock incentive plans during the three months ended March 31, 2012.

The following table summarizes the Company’s stock option activity for the nine months ended March 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2012	2,453	$10.34	5.12	$912

Granted	175	8.54
Exercised	(6)	7.87
Cancelled or expired	(157)	9.58
Options outstanding at March 30, 2013	2,465	$10.27	4.82	$25

Options vested and expected to vest at March 30, 2013	2,433	$10.29	4.76	$25
Options exercisable at March 30, 2013	2,110	$10.52	4.21	$25

At March 30, 2013, 1.6 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the nine months ended March 30, 2013 was not significant.

At March 30, 2013, expected future compensation expense relating to options outstanding is $1.3 million, which will be amortized to expense over a weighted average period of 2.3 years.

Additional information regarding options outstanding and exercisable as of March 30, 2013 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of March 30, 2013	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of March 30, 2013	Weighted Average Exercise Price

$4.89	$8.03	500,000	4.99	$7.72	399,000	$7.73
8.10	8.85	582,000	5.14	8.52	410,000	8.45
8.86	10.01	497,000	5.27	9.74	435,000	9.71
10.15	14.57	494,000	3.71	11.00	474,000	10.98
14.68	18.10	392,000	4.94	15.87	392,000	15.87
$4.89	$18.10	2,465,000	4.82	$10.27	2,110,000	$10.52

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the nine months ended March 30, 2013 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535

Awarded	277	7.81
Released	(160)	9.52
Forfeited	(59)	8.26
RSUs outstanding at March 30, 2013	562	$8.39	1.54	$3,969

RSUs expected to vest after March 30, 2013	496	$8.43	1.45	$3,505

At March 30, 2013, expected future compensation expense relating to RSUs is $3.2 million, which will be amortized to expense over a weighted average remaining recognition period of 2.5 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.8 million remain available at March 30, 2013. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended March 30, 2013 and March 31, 2012. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During the first nine months of fiscal years 2013 and 2012, the Company issued 56,809 and 55,915 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.57 and $7.22, respectively. The weighted average fair value of the awards for the first nine months of fiscal 2013 and 2012 were $1.77 and $2.43 per share, respectively.

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

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 30, 2013:

	Shares	Weighted Average Purchase Price

Beginning Available	1,835,939
Purchases	(56,809)	$6.57

Ending Available	1,779,130

At March 30, 2013, the Company had $18,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended March 30, 2013 and March 31, 2012 generated from the plans described above:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Cost of revenues	$51	$60	$146	$161
Research and development	317	371	972	1,099
Selling, general and administrative	474	496	1,425	1,573
Pre-tax share-based compensation expense	842	927	2,543	2,833
Income tax impact	(277)	(41)	(838)	(689)
Net share-based compensation expense	$565	$886	$1,705	$2,144

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Stock options	$265	$304	$803	$1,074
Restricted stock units	523	549	1,578	1,556
Stock purchase plan	54	74	162	203
Total share-based compensation expense	$842	$927	$2,543	$2,833

The amount of share-based compensation expense capitalized in inventory at March 30, 2013 and June 30, 2012 is immaterial.

10. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of March 30, 2013 was $2,697,000. $2,298,000 of this amount would affect the Company’s tax rate if recognized. In addition, as of March 30, 2013 the Company had accrued $319,000 for any interest and penalties related to unrecognized tax benefits.

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

Income Tax Expense

In fiscal 2013, we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. We have foreign sales offices in Korea, Taiwan, Japan, Singapore and Hong Kong, manufacturing operations in Taiwan and China, and research and development centers in Hong Kong and China. Revenues from non-U.S. regions account for over 90% of all revenue. In addition, nearly all of our suppliers are located in the Asia Pacific region. Based on these factors we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These actions have resulted in a gain for tax purposes, for which we recorded a $5.0 million tax provision during the nine months ended March 30, 2013.

Income tax expense for the nine months ended March 30, 2013 and March 31, 2012 was $5.7 million and $123,000, respectively, and was comprised of domestic federal and state income tax and foreign income and withholding tax. The income tax expense for the nine months ended March 30, 2013 included the $5.0 million tax provision discussed above. As of March 30, 2013, the Company has recorded a valuation allowance of $4.3 million against certain of its deferred tax assets.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

(in thousands)	March 30, 2013	June 30, 2012

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,390	$2,474

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first nine months of fiscal 2013 and 2012, the Company’s allocated portion of JCP’s results was income of $186,000 and $83,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of March 30, 2013, accumulated other comprehensive income of $10.3 million is made up of $346,000 of unrealized gains on available-for-sale investments, net of tax, and $10.0 million of accumulated currency translation gains.

13. SHORT-TERM DEBT

As of March 30, 2013, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $197,000. The loans are denominated in Japanese Yen and carry variable rates of interest currently at 1.06% per annum. The loans have maturities ranging from 116 to 151 days. PSE-TW has pledged $4.3 million in land and buildings for the loan and credit facilities.

14. INDUSTRIAL DEVELOPMENT SUBSIDY

As of March 30, 2013, industrial development subsidies in the amount of $12.6 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at March 30, 2013 was $7.4 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $185,000 and $191,000 of industrial development subsidy as a reduction of cost of goods sold and $46,000 and $45,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the three month periods ended March 30, 2013 and March 31, 2012, respectively. The Company recognized $1,103,000 and $880,000 of industrial development subsidy as a reduction of cost of goods sold and $136,000 and $135,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statement of operations for the nine month periods ended March 30, 2013 and March 31, 2012, respectively.

15. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At March 30, 2013, a summary of investments by major security type is as follows:

	As of March 30, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Market Value
Available-for-Sale Securities
Time deposits	$12,916	$—	$—	$—	$12,916
US Treasury securities	373	1	—	1	374
National government and agency securities	5,184	136	—	136	5,320
State and municipal bond obligations	3,175	19	(1)	18	3,193
Corporate bonds and notes	50,780	414	(69)	345	51,125
Asset backed securities	10,805	42	(15)	27	10,832
Mortgage backed securities	8,203	78	(43)	35	8,238
Total	$91,436	$690	$(128)	$562	$91,998

At June 30, 2012 a summary of investments by major security type is as follows:

	As of June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$10,344	$—	$—	$—	$10,344
US Treasury securities	3,639	—	(5)	(5)	3,634
National government and agency securities	6,582	167	—	167	6,749
State and municipal bond obligations	1,772	1	(1)	—	1,772
Corporate bonds and notes	61,374	461	(197)	264	61,638
Asset backed securities	10,148	19	(86)	(67)	10,081
Mortgage backed securities	9,313	98	(77)	21	9,334
Total	$103,172	$746	$(366)	$380	$103,552

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 30, 2013 and June 30, 2012:

	Continuous Unrealized Losses at March 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses

National government and agency securities	$141	$—	$—	$—	$141	$—
State and municipal bond obligations	1,186	1	—	—	1,186	1
Corporate bonds and notes	7,782	22	2,338	47	10,120	69
Asset backed securities	4,578	8	730	7	5,308	15
Mortgage backed securities	2,190	6	228	37	2,418	43
	$15,877	$37	$3,296	$91	$19,173	$128

	Continuous Unrealized Losses at June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury securities	$3,434	$5	$—	$—	$3,434	$5
National government and agency securities	327	—	—	—	327	—
State and municipal bond obligations	1,033	1	—	—	1,033	1
Corporate bonds and notes	12,117	85	3,782	112	15,899	197
Asset backed securities	1,784	15	1,595	71	3,379	86
Mortgage backed securities	659	—	403	77	1,062	77
	$19,354	$106	$5,780	$260	$25,134	$366

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the nine months ended March 30, 2013 and March 31, 2012, proceeds from sales and maturities of available-for-sale securities were $89.1 million and $76.7 million, respectively, and realized gains were $852,000 and $556,000, respectively.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of March 30, 2013. Securities with maturities over multiple dates are mortgage-backed (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2052.

(in thousands)	March 30, 2013
Contractual Maturities
Less than 12 months	$8,600
One to three years	30,464
Over three years	43,889
Multiple dates	9,045
Total	$91,998

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. All of the investments except US Treasury securities are classified as Level 2 at March 30, 2013. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of March 30, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$16,448	$—	$16,448	$—
US Treasury Securities	374	374	—	—
National government and agency securities	5,320	—	5,320	—
State and municipal bond obligations	3,193	—	3,193	—
Corporate bonds and notes	51,125	—	51,125	—
Asset backed securities	10,832	—	10,832	—
Mortgage backed securities	8,238	—	8,238	—
Total	$95,530	$374	$95,156	$—

(1)	$3,532 of the time deposits are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the nine months ended March 30, 2013.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 30, 2013 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at March 30, 2013.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.3%	65.3%	63.1%	64.6%
Gross profit	35.7%	34.7%	36.9%	35.4%
Operating expenses:
Research and development	17.4%	17.0%	16.1%	16.4%
Selling, general and administrative	23.7%	21.3%	22.9%	21.7%
Total operating expenses	41.1%	38.3%	39.0%	38.1%
Loss from operations	(5.4)%	(3.6)%	(2.1)%	(2.7)%
Interest and other income, net	4.4%	2.6%	2.8%	2.6%
Loss before income taxes	(1.0)%	(1.0)%	0.7%	(0.1)%
Income tax expense (benefit)	1.3%	(0.2)%	5.8%	0.1%
Loss from consolidated companies	(2.3)%	(0.8)%	(5.1)%	(0.2)%
Equity in net income of unconsolidated affiliates	0.1%	0.0%	0.2%	0.0%
Net loss	(2.2)%	(0.8)%	(4.9)%	(0.2)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change

Net revenues	$30,366	$33,378	-9.0%	$97,548	$99,191	-1.7%
% of net sales accounted for by top 5 direct customers (1)	41.7%	44.8%		41.1%	46.9%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	27.4%	26.1%		29.7%	27.4%

Number of end customers that each account for more than 10% of net sales	1	1		0	0

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

Net revenues decreased $3.0 million or 9.0% in the third quarter of fiscal 2013 versus the third quarter of fiscal 2012. The decreased sales are primarily the result of continued economic softness in both domestic and international markets. Net revenue for IC and FCP products in the third quarter of fiscal 2013 versus the third quarter of fiscal 2012 reflected:

•	a $3.2 million decrease in sales of IC products to $17.7 million, a decrease of 15.4%, and
•	an increase of $198,000 or 1.6% in sales of our FCP products to $12.7 million.

Net revenue decreased $1.6 million or 1.7% in the first nine months of fiscal 2013 versus the first nine months of fiscal 2012. This increase reflects changes in IC and FCP product sales as follows:

•	a $4.1 million decrease in sales of IC products to $58.4 million, a 6.5% sales decrease, and
•	an increase of $2.4 million or 6.6% in sales of our FCP products to $39.1 million.

Sales of FCP products in the first nine months of fiscal 2012 were suppressed by supply chain interruptions related to severe flooding during the 2011 monsoon season in Thailand which lasted from August through December in many parts of the country.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended March 30, 2013 and March 31, 2012:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
China (including Hong Kong)	51%	35%	47%	35%
Taiwan	28%	46%	35%	46%
United States	6%	6%	5%	6%
Other (less than 10% each)	15%	13%	13%	13%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change

Net revenues	$30,366	$33,378	-9.0%	$97,548	$99,191	-1.7%
Gross profit	10,845	11,589	-6.4%	35,951	35,103	2.4%
Gross profit as a percentage of net revenues (gross margin)	35.7%	34.7%		36.9%	35.4%

The decrease in gross profit in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 of $744,000 is the result of:

•	a 9.0% decrease in sales, which led to $1.0 million of decreased gross profit, partially offset by
•	a gross margin increase from 34.7% to 35.7%, resulting in a $0.3 million improvement in gross profit.

The increase in gross profit in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 of $848,000 is primarily the result of:

•	a gross margin increase from 35.4% to 36.9%, resulting in a $1.4 million increase in gross profit, partially offset by
•	a 1.7% decrease in sales, which led to $0.6 million of decreased gross profit

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

During the three and nine months ended March 30, 2013, gross profit and gross margin benefited as a result of the sale of inventory of $92,000 and $240,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $30,000 and $171,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change

Net revenues	$30,366	$33,378	-9.0%	$97,548	$99,191	-1.7%
Research and development	5,277	5,669	-6.9%	15,697	16,262	-3.5%

R&D as a percentage of net revenues	17.4%	17.0%		16.1%	16.4%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $392,000 expense reduction for the three month period ended March 30, 2013 as compared to the same period of the prior year is primarily attributable to decreases of $201,000 in depreciation and amortization, $82,000 in facilities expenses, $165,000 in restructuring expenses and $145,000 in fabrication and assembly expenditures, partially offset by increased compensation expenditures of $170,000. The $565,000 expense reduction for the nine month period ended March 30, 2013 as compared to the same period of the prior year is primarily attributable to decreases of $529,000 in depreciation and amortization, $111,000 in facilities expenses, $163,000 in restructuring expenses and $275,000 in fabrication and assembly expenditures, partially offset by increased compensation expenditures of $474,000.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change

Net revenues	$30,366	$33,378	-9.0%	$97,548	$99,191	-1.7%
Selling, general and administrative	7,193	7,114	1.1%	22,364	21,513	4.0%

SG&A as a percentage of net revenues	23.7%	21.3%		22.9%	21.7%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $79,000 for the three month period ended March 30, 2013 as compared to the same period of the prior year is attributable primarily to increased charges of $28,000 in compensation expenses and $58,000 of increased expenditures for legal, accounting and information systems services. The expense increase of approximately $851,000 for the nine month period ended March 30, 2013 as compared to the same period of the prior year is attributable primarily to increased charges of $532,000 in compensation expenses, $217,000 for facilities-related expenses and $443,000 of increased expenditures for legal, accounting and information systems services, partially offset by decreases of $310,000 in charges for receivables write-offs.

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

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	% Change

Interest income	$910	$975	-6.7%	$2,656	$2,555	4.0%
Other income (expense)	(78)	(15)		(184)	(169)
Exchange gain (loss)	486	(113)		276	169
Interest and other income	$1,318	$847		$2,748	$2,555

Interest and other income, net for the three month period ended March 30, 2013 increased $471,000 as compared with the same period of the prior year due primarily to $486,000 of exchange gains this year as opposed to exchange losses last year. Interest and other income, net for the nine month period ended March 30, 2013 increased $193,000 as compared with the same period of the prior year due primarily to a $107,000 increase in exchange gains and a $101,000 increase in interest income.

Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Pre-tax income (loss)	$(307)	$(347)	$638	$(117)
Income tax expense (benefit)	395	(76)	5,652	123

Effective tax rate	NM	22%	NM	NM

NM means not meaningful

In fiscal 2013, we have begun implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. We have foreign sales offices in Korea, Taiwan, Japan, Singapore and Hong Kong, manufacturing operations in Taiwan and China, and research and development centers in Hong Kong and China. Revenues from non-U.S. regions account for over 90% of all revenue. In addition, nearly all of our suppliers are located in the Asia Pacific region. Based on these factors we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These actions resulted in a gain for tax purposes, for which we have recorded a $5.0 million tax provision. The $123,000 of income taxes for the nine month period ended March 31, 2012, despite having $117,000 of pretax losses, is due primarily to changes in forecasted income for the balance of the year and the allocation of earnings between different tax jurisdictions.

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

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 30, 2013, the Company’s allocated portion of JCP’s results was income of $21,000 and $186,000, respectively, as compared with income of $4,000 and $83,000 for the three and nine month periods ended March 31, 2012, respectively.

Liquidity and Capital Resources

As of March 30, 2013, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $119.2 million as compared with $127.8 million on June 30, 2012.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 30, 2013, unrealized gains on marketable securities net of taxes were $346,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 30, 2013 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at March 30, 2013.

As of March 30, 2013, $27.2 million was classified as cash and cash equivalents compared with $24.3 million as of June 30, 2012. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the nine month period ended March 30, 2013, we spent approximately $10.8 million on property and equipment compared to $5.1 million for the nine month period ended March 31, 2012. We generated approximately $2.7 million of interest income for the nine month period ended March 30, 2013, as compared with $2.6 million of interest income for the nine month period ended March 31, 2012. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $7.4 million for the nine months ended March 30, 2013 was primarily the result of non-cash expenses of $8.4 million in depreciation and amortization, $2.5 million of share-based compensation expense, $431,000 tax benefit from stock option transactions and $244,000 write-off of property and equipment, partially offset by a net loss of $4.8 million, $852,000 gain on sale of investments in marketable securities and $186,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $3.9 million in accounts receivable, $178,000 in prepaid expenses and other current assets and $2.9 million in inventory, and an increase of $349,000 in other long-term liabilities. Such contributions were partially offset by a decrease of $4.7 million in accounts payable and $590,000 in accrued liabilities. Our net cash provided by operating activities was $20.0 million in the nine months ended March 31, 2012.

Our cash provided by investing activities of $1.6 million for the nine months ended March 30, 2013 was the result of sales and maturities of available for sale investments exceeding purchases of available for sale investments by $12.3 million, partially offset by additions to property and equipment of approximately $10.8 million. Our cash used in investing activities was $17.6 million for the nine months ended March 31, 2012.

Our cash used in financing activities for the nine months ended March 30, 2013 of $6.9 million was primarily the result of using $6.1 million for repurchase of our common stock and repayments of short-term debt exceeding draws by $1.2 million, partially offset by $420,000 of proceeds from common stock issuance under stock plans. Our cash used in financing activities was $13.2 million for the nine months ended March 31, 2012.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 30, 2013 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Short-term debt	$197	$197	$—	$—	$—
Operating leases	1,555	1,282	271	2	—
Capital equipment purchase obligations	11	11	—	—	—
Facility modifications	657	657	—	—	—
Total obligations	$2,420	$2,147	$271	$2	$—

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in 2013.

The Company has no purchase obligations other than routine purchase orders and the capital equipment purchase commitments and facility modifications shown in the table as of March 30, 2013.

The Company previously entered into an R&D Agreement for its Yangzhou facility that required capital injections. During the quarter ended March 30, 2013, the Company was notified by the Administration for

Industry and Commerce that its capital injections have been approved and the requirements of the R&D Agreement have been satisfied.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 30, 2013, the majority of our revenues were from sales to distributors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 30, 2013 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $92.0 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 30, 2013, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $346,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 104 patents covering certain aspects of our product designs and have nine additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate. In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate. Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. We are currently under examination of our federal tax returns for fiscal 2010 and 2011 by the Internal Revenue Service.

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

A number of factors may adversely impact our future effective tax rates, such as:

• changes in the tax laws of any of the countries in which we pay substantial taxes,

including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;
• changes in the valuation of our deferred tax assets and liabilities;
• changes in U.S. general accepted accounting principles; and
• the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the nine months ended March 30, 2013. As a percentage of net revenues, sales to our top five direct customers during the nine months ended March 30, 2013 totaled 41%.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 30, 2013 and the fiscal year ended June 30, 2012, sales to our domestic and international distributors were approximately 67% of net revenues, as compared to approximately 69% of net revenues in the fiscal year ended July 2, 2011 and approximately 62% of net revenues in the fiscal year ended July 3, 2010. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the nine months ended March 30, 2013, we generated approximately 91% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2012, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, our Board of Directors authorized the repurchase of $30 million worth of common stock, and on April 26, 2012, the Board authorized an additional share repurchase program for $25 million of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended March 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $Value That May Yet be Purchased Under the Plans or Programs
January, 2013	462,475	7.01	462,475	$20,630,182
February, 2013	—	—	—	20,630,182
March, 2013	147,164	7.10	147,164	19,585,494
Total	609,639	$7.03	609,639	$19,585,494

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

Pericom Semiconductor Corporation

(Registrant)

Date:	May 2, 2013	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

		By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer