Form 10-K
period 2013-06-29
PERICOM SEMICONDUCTOR CORP
filed 2013-08-29
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ to ________________

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1545 Barber Lane Milpitas, California 95035 (Address of Principal Executive Offices)	95035 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 232-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. t.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. t.  Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 31, 2012 as reported by the NASDAQ Stock Market was approximately $174,102,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2013 the Registrant had outstanding 22,822,241 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 5, 2013, which will be filed subsequently, are incorporated by reference in Part III of this report on Form10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 29, 2013

i

PART I

EXPLANATORY NOTE

As used in this Form 10-K, the term “fiscal 2013” refers to our fiscal year ended June 29, 2013, the term “fiscal 2012” refers to our fiscal year ended June 30, 2012, and the term “fiscal 2011” refers to our fiscal year ended July 2, 2011.

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

We have one reportable segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 20 of Notes to Consolidated Financial Statements in this report.

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

In server, networking and computing applications, we support higher system bandwidth with our PCI Express to PCI-X/PCI bridges, and PCI Express packet switches as well as PCI Express signal switching and re-driver products enabling optimum system partitioning and design flexibility. All major server original equipment manufacturers (“OEM”) have adopted PCI Express. PCI Express bridges and packet switches allow the transfer and switching of high speed data in and out of the CPU chipset to serial I/O ports such as Fiber Channel, Gigabit Ethernet and SAS. In fiscal 2011, we introduced PCIe Gen3 8Gbps ReDrivers mainly for next generation server and storage platforms, and began shipping our latest family of USB3 ReDrivers, as integrated USB3 capability became a market reality. In fiscal 2012, we saw the widespread adoption of our standards-compliant USB3 5Gbps ReDriver by major computing customers, and we introduced switching and signal conditioning products supporting 10Gb Ethernet and Thunderbolt applications. In fiscal 2013, we introduced a new family of high performance signal integrity products (redrivers) supporting 8Gb PCI Express GEN3, 10Gb Ethernet, and 12Gb SAS3 (Serial Attached SCSI), which are being targeted for high speed storage applications. In addition, we launched a new family of USB3 redrivers in very small size packages targeting mobility products.

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

Our SATA switch and ReDriver products enable external SATA (“eSATA”) disk drive expansion and standard compliance. They are applicable to desktop and notebook PCs, set top boxes, portable media players and game consoles. We have expanded our SATA and SAS ReDriver product families to support the latest generation of SATA3 and SAS2 (6Gbps) and the newest SAS3 (12Gb) for computing and storage applications.

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

OUR STRATEGY

As a supplier of high-performance IC and FCP products, we enable serial connectivity with solutions for the computing, communications and consumer market segments. Today’s markets feature ever-increasing speed-and-bandwidth-demanding applications. With our analog, digital and mixed-signal ICs, along with FCPs, our complete solutions support the timing, switching, bridging and conditioning of high-speed signals for the latest generation of products.

We define our products in collaboration with industry-leading OEMs and industry enablers and our modular design methodology shortens our time to market and time to volume production. The key elements of our strategy are:

Market Focus:

We are focused on high growth segments within the computer, communications and consumer markets which allow multi-product penetration opportunities that align well with our technology focus. These growth applications include servers, storage, enterprise networks, telecommunications and embedded applications (including automotive, video surveillance and medical). We will continue to support applications in other segments which include notebooks and PCs, tablets, digital video and television and mobile devices such as smart phones.

Using our development expertise, our understanding of our customer’s product evolution, and our rapid-cycle IC development, we continue to pursue new opportunities in existing and emerging markets to expand our market share as a solution provider.

Customer Focus:

Our customer strategy is to use a superior level of responsiveness and high quality proprietary solutions to support customer needs and sell a wider range of products to our existing customers, as well as targeted new customers. Key elements of our customer strategy include:

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

interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next-generation products, we have often been able to increase our overall volume of business with those customers substantially. With larger customers, we have also initiated electronic data interchange (“EDI”) and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

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

OUR PRODUCTS

We use our expertise in high-performance digital, analog, mixed-signal silicon-based IC and quartz-based FCP designs, our reusable core cell library and our modular design methodology to achieve a rapid rate of new product introductions. Within each of our IC product families, the product portfolio has evolved from a standard building block into both standard products of increasing performance and application-specific standard products (“ASSP”), which are tailored to meet a specific high volume application. Within each product family, we continue to address the common trends of decreasing supply voltage, higher integration and faster speeds. Within our quartz based FCP product families, including crystal, crystal oscillator (“XO”), voltage controlled crystal oscillator (“VCXO”), temperature compensated crystal oscillator (“TCXO”) and voltage controlled, temperature compensated crystal oscillator (“VCTCXO”) we have evolved our technologies to include specialized XO and hybrid capabilities.

In fiscal 2013, IC product revenues, which includes $14.4 million of revenues from Pericom Technology Inc. (“PTI”) products, were $77.2 million or 59.7% of the $129.3 million in total revenues, with the balance of $52.1 million attributable to FCP product revenues. In fiscal 2012, IC product revenues, which includes $13.3 million of revenues from PTI products, were $85.4 million or 62.3% of the $137.1 million in total revenues, with the balance of $51.7 million attributable to FCP product revenues. In fiscal 2011, IC product revenues were $111.0 million, which includes PTI revenues after the PTI acquisition was completed on August 31, 2010. The IC revenues comprised 66.7% of the $166.3 million in total fiscal 2011 revenues, with the balance of $55.3 million attributable to FCP products.

IC PRODUCTS

SiliconConnect™ Family:

Our SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, our recently-introduced PCI Express Serial Bridges and our PCI Express GEN1/2/3, 10Gb Ethernet and USB3 ReDrivers, as well as our legacy family of low-voltage differential signaling (“LVDS”) high-speed differential drivers, receivers and transceivers.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family consists of both existing and new applications across multiple market segments. Manufacturers continue to use PCI and PCI-X for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products. In fiscal 2011, our legacy PCI and PCI-X products continued to sell well, especially into PC-based video surveillance applications and the embedded market segment, where continued use of legacy CPU-based systems is especially prevalent. In fiscal 2012, we saw our legacy PCI and PCI-X products begin to transition to PCI Express, especially in PC-based video surveillance applications and the embedded market segment, where legacy CPU-based systems are being replaced by PCI Express-based CPU systems. In fiscal 2013, we continued to support legacy PCI and PCI-X platforms in our customer base, although the shift to PCI Express continues. We expect to see continued demand for our legacy products over the near future.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications have adopted or are in the process of adopting PCIe, and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, redundant arrays of independent disks (“RAID”) and Fiber Channel cards in the Storage Area Network space, Multi-channel Ethernet Network Interface Controllers (“Ethernet NICs”), and routers and switches. In fiscal 2011, Pericom announced and customers began sampling the next generation PCI Express 3.0 product families, including ReDrivers, Switches, and Timing products, all of which support the new PCIe 3.0 specification. In addition, we began shipping products in our new PCI Express ‘Serial Bridge’ family. These products help translate high speed serial protocols such as PCI Express to USB, UART and others. In fiscal 2012, we expanded our PCIe 3.0 switch, clock generator, and buffer product families to support this newest PCIe speed generation. We also continued to expand our PCIe Express 1.0 serial bridge family to support non-Microsoft based operating systems, as well as expanding our PCIe to PCI bridge family to support ‘legacy PCI’ port applications, mainly in the computing and embedded segments. In fiscal 2013, we expanded our ‘serial bridge’ concept by introducing a family of PCI Express (“PCIe”) to video decoders, targeting the surveillance market segment. These highly integrated products process video camera surveillance data.

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

ASSP Switch:

We offer a line of ASSP switches for local area networks (“LAN”), Analog Video, Digital Video such as DVI/HDMI, PCI Express and USB applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDM™ Rev. 1.3 standard. We are also marketing our PCI Express signal switches with GEN1 (2.5Gbps) and GEN2 (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms. In fiscal 2011, we announced and customers began sampling 8Gb PCI Express 3.0 (“GEN3”) signal switches, mainly for next generation server and storage applications, as well as an ASSP switch supporting the ‘Thunderbolt’™ protocol introduced by Intel Corporation. In fiscal 2012, we expanded our PCIe 3.0 switch family, and added to our Thunderbolt 10Gb switch family as well. In fiscal 2013, we introduced a new family of high speed switches spanning up to 10Gb switching speed.

Analog Switches:

We offer a family of analog switches for low-voltage (1.8-volt to 7-volt) applications such as multimedia audio and video signal switching with enhanced characteristics such as low power, high bandwidth, low crosstalk and low distortion to maintain analog signal integrity. Our analog switches have significantly lower distortion than traditional analog switches due to our advanced CMOS switch design. To support space-constrained applications, such as wireless handsets and global positioning system receivers, we offer 3-volt low resistance 0.4-ohm switches. To complement this low-voltage family we also offer higher voltage (17-volt) analog switches for applications requiring higher signal range, such as instrumentation, telecommunications and industrial controls.

Digital Switches:

We offer a family of digital switches in 8-, 16- and 32-bit widths that address the switching needs of high-performance systems. These digital switches offer performance and cost advantages over traditional switch functions, offering both low on-resistance and capacitance, low propagation delay (less than 250 picoseconds), low standby current (as low as 0.2 micro amps) and series resistor options that support low electromagnetic interference (“EMI”) emission requirements. Applications for our digital switches include 5-volt to 3.3-volt signal translation, high-speed data transfer and switching between microprocessors, PCI slots and multiple memories and hot-plug interfaces in notebook and desktop computers, servers and switching hubs and routers. We also have products at 2.5-volt and 3.3-volt offering industry-leading performance in switching times, and low capacitance for bus isolation applications.

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

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking, notebook, tablet and docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive cables to achieve good signal integrity at the end of the trace. In fiscal 2011, Pericom announced and customers began sampling PCIe GEN3 8Gbps ReDrivers mainly for next generation server and storage platforms, and we began shipping our latest family of USB3 ReDrivers, as major chipset vendors began shipping with integrated USB3 capability. We also announced and began shipping the latest generation of 6Gbps SATA3, eSATA3 and SAS2 ReDrivers, providing options that cover all volume platform applications. In fiscal 2012, we received industry standards (USB-IF) compliance testing approval, resulting in widespread adoption of our USB3 redriver products in the latest generation of computing products. We also introduced our 10Gbps Redriver to support mainly 10Gb Ethernet applications, and we further expanded our SATA3 and SAS2 ReDriver families to support low power portable products, such as notebook and tablet computers. In fiscal 2013, we introduced a family of ReDrivers covering the new SAS3 12Gb data rate as part of a new design generation with higher performance for storage and data center applications.

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

Our SiliconClock IC product line provides a broad range of general-purpose solutions including clock generators, clock fanout buffers/converters, and zero delay buffers to meet customers’ needs for their timing trees. In fiscal 2011, we introduced multiple clock generator products based on our latest HiFlex™ silicon clock technology. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter mainly for the next generation networking, cloud computing infrastructure and systems. These new products offer multiple frequency outputs and are designed to meet the extremely low jitter requirements of the newest high speed PCI Express GEN3, SAS2, 10Gb Ethernet, and other high speed protocols. Many of these new products were also introduced in smaller package sizes and reduced power requirements to help enable Energy Star ratings for end customer platforms. In fiscal 2013, we introduced TCXO, VCXO, and VCTCXO crystal oscillator families for mobility, networking and embedded market segments.

HiFlex™ Clock Family:

This newly introduced clock generator family includes high frequency and low jitter clock signals generated from fundamental crystals to provide high performance and flexible timing solutions to networking and storage systems. Performance of less than one picosecond of jitter makes these products ideal for replacing multiple XO buffer generators in a system and provides additional cost savings to our customers. In fiscal 2012, our HiFlex clock family began being adopted by major networking customers worldwide. In fiscal 2013, we launched our next generation HiFlex clock generator family with even higher performance and a broader selection of frequency options to target more applications.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support GEN2 PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies available today. In fiscal 2011, we introduced clock buffer products that support PCIe GEN3 (8Gbps) and meet extremely low jitter requirements. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter for the next generation networking, cloud computing infrastructure and systems. In fiscal 2013, we continued to expand the high performance clock buffer family targeting a broader range of applications such as wired and wireless networking and enterprise and cloud computing.

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

Power Management:

We offer a series of power management products, including power switches, load switches, and Low Dropout Regulators (LDO). The load switches are the latest power management family, aimed at battery powered mobility products and providing controlled turn-on characteristics to manage battery load. Power switches integrate a current-limiting circuit to protect the input power supply from falling out of regulation against large currents. Power switches are designed for turning power on/off and providing fault protection. When the output loading exceeds the current-limit threshold or a short-circuit situation is present, the devices limit the output current by switching into a constant-current mode. When switched, power dissipation increases and causes the junction temperature to rise, whereupon a thermal protection circuit turns off the switch to prevent damage. Recovery from a thermal shutdown occurs automatically once the device has cooled sufficiently.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our silicon ICs with our quartz crystals to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complementary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, SATA, SAS, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”) and Passive Optical Network (“PON”). In fiscal 2011, we introduced our HiFlex™ XO family that supports both CMOS and LVPECL outputs and targets for various applications such as networking, server/storage, and consumer applications. The PLL technology implemented in this family enables us to provide any frequency to our customers within one week while still providing very low jitter performance. We also introduced ASSP VCXO family that is similar to our ASSP XO family. This ASSP VCXO family provides the right solutions for applications such as Base stations, SONET/SDH systems and video systems. Like ASSP XO, the ASSP VCXO family also provides the off the shelf solutions for the tight time to market requirements of our customers. In fiscal 2012, we introduced our high performance programmable XO family with off the shelf delivery service. In fiscal 2013, we introduced a family of TCXO and VCTCXO products. These products are mainly aimed at storage, networking, data center, enterprise, and consumer market segments.

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Acer	Alcatel-Lucent	Amtran
Asustek	Avaya	Echostar
Dell	Cisco	Hikvision
Gigabyte	Dell	LGE
Google	Huawei	Pace
Hewlett-Packard	Huawei-3Com	Primary Technology
Intel	Motorola Solutions	Proview
Lenovo	Polycom	Toshiba
Micro Star	Tellabs
Samsung	Zhongxing Telecom (ZTE)
Wistron

Networking Equipment	Mobile Terminal	Contract Manufacturing
Alpha Networks	Even	Celestica
Askey	Garmin	Flextronics
Brocade Communications	Inventec Appliance	Foxconn
Cameo Communications	LG Electronics	Inventec
Cisco	Panasonic	Jabil
Delta Networks	Samsung	Sanmina-SCI
Freebox		Solectron
H3C
Juniper
Nokia-Siemens
TP-LINK

Peripherals	Storage
EFI	Brocade
Hewlett-Packard	Hitachi
Konica-Minolta	JMSH International Corp.
Lexmark	M&J Technologies
Xerox	USI
Western Digital

Our customers include distributors, contract manufacturers and OEMs for computer, networking, telecommunications, embedded and consumer markets. Our direct sales include shipments to distributors, contract manufacturers, and OEMs. We consider our end-user customer to be the OEM producing the final electronics product for sale.

In fiscal 2013, direct sales to Avnet and Techmosa accounted for approximately 21% and 12% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 42% of net revenues. One end-user customer, Cisco Systems, Inc., accounted for greater than 10% of net revenues in the fiscal year ended June 29, 2013 and sales to the top five end-user customers totaled approximately 29% of net revenues. End-user customer revenues include both direct purchases and purchases through distributor or contract manufacturer channels. We rely on the end customer data provided by our direct distribution and contract manufacturing customers for end customer sales data.

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

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language (“HDL”), logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial application-specific integrated circuit (“ASIC”) libraries. Among these cells are our proprietary mixed-voltage input/output (“I/O”) cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 106 U.S. patents and we have 8 U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

For FCPs, we have a well-established design focus, methodology and execution technique. We implement the majority of designs for oscillators and higher-functionality parts with CMOS process technologies. However, we also pursue designs incorporating Bipolar, BiCMOS and Silicon-Germanium (“SiGe”) technologies, as well as utilization of complex programmable logic device (“CPLD”) and field-programmable gate array (“FPGA”) components. Crystal components developed and marketed by all suppliers are similar. However, the operating behavior of the resonator and the specific techniques employed in their design, modeling, manufacturing & testing processes are highly specialized and distinctive. As such, manufacturing processes, equipment and test procedures can form an important part of the design activity. The outcome of the development becomes a permanent and proprietary part of the design specification.

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 66% of our net revenues in fiscal 2013, 67% of our net revenues in fiscal 2012, and 69% of our net revenues in fiscal 2011. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), RTI Holdings (Hong Kong) and Techmosa (Taiwan).

We have two regional sales offices in the United States (New England and Texas), as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 95% of our net revenues in fiscal 2013, 95% of our net revenues in fiscal 2012 and 94% of our net revenues in fiscal 2011. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Fiscal 2013, 2012 and 2011 — Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in San Jose, California and in Taiwan.

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

To enhance our manufacturing capability of FCPs, which are composed of crystals and oscillators housed in multiple sized surface mount ceramic packages, PSE-TW and PSE-SD have advanced, high volume production lines capable of manufacturing FCPs with tight specifications to competitively support the most popular high volume target industries including telecommunications, medical, computing and security as well as other commercial sectors. PSE-TW is ISO9001 certified and also has TS16949 certification, which allows us access to the automotive FCP market. To supplement our manufacturing capacity we are maintaining established relationships with our manufacturing partners and we have a plan already implemented for qualifying additional factories and creating new partners. New relationships and our expanded capacity are necessary to continue cost reduction, grow our revenue and maintain our competitive position in the FCP market. We have an operations team based in Asia that pursues lower cost packaging techniques and both monitors and modifies manufacturing processes to maximize yields and improve quality. After a manufacturing partner has been qualified through a stringent process, we maintain design and process controls that include using recurring factory audits and in some cases using onsite inspectors.

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

Our IC competitors include Analog Devices, Fairchild Semiconductor International, Hitachi, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., On Semiconductor Corp., NXP, Parade Technologies, PLX Technology, Silicon Laboratories, Inc., STMicroelectronics and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

Our FCP competitors include Vectron International, Inc., Connor Winfield Ltd., Ecliptek Corporation, Mtron PTI, Epson Toyocom Corporation, Kyocera Kinseki Corporation, Daishinku Corporation, Nihon Dempa Kogyo Company, Ltd, TXC Corporation, Siward Crystal Technology Co, Ltd, Taitien Electronics Co, Ltd and Hosonic Electronic Co, Ltd. A second group of competitors in China primarily pursues the lower end of the FCP market with limited technical content products. However, they do have some sales to our target customer base.

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in San Jose, California, Hong Kong, Shanghai, Yangzhou and Taiwan and we develop FCP products in San Jose, California and Taiwan. Research and development expenses were $21.0 million in 2013, $21.7 million in fiscal 2012 and $20.2 million in fiscal 2011. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 106 patents covering certain aspects of our product designs, with various expiration dates through March 2031, and we have eight additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 29, 2013, we had 990 full-time employees, including 109 in sales, marketing and customer support, 532 in manufacturing, assembly and testing, 182 in research and development and 167 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements regarding: projections of revenues, research and development expenses, selling, general and administrative expenses, other expenses, gross profit, gross margin, order backlog or other financial items; the plans and objectives of management for future operations; the implementation of advanced process technologies; our tax rate; the adequacy of allowances for returns, price protection and other concessions; future demand for legacy products; proposed new products or services; the sufficiency of cash generated from operations and cash balances; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; plans to seek intellectual property protection for our technologies; expectations regarding export sales and net revenues; the expansion of sales efforts; acquisition prospects; the results of our possible future acquisitions; technological trends; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Any decline in the demand for products in these markets could seriously harm our business, financial condition and operating results. These markets have also historically experienced significant fluctuations in demand, and over the past two years we’ve been impacted by declines in the markets for PC’s and notebook computers. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

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

We have relied in the past and continue to rely upon our relationships with our customers and end-users for insights into product development strategies for emerging system requirements. We generally incorporate new products into a customer’s or end-user’s product or system at the design stage. Our success has been, and will continue to be, dependent upon manufacturers designing our connectivity products into their products. To achieve design wins, which are decisions by manufacturers to design our products into their systems, we must define and deliver cost effective and innovative connectivity solutions on a timely basis that satisfy the manufacturers’ requirements and specifications. Our ability to achieve design wins is subject to numerous risks including competitive pressures as well as technological risks and delays in our product development cycle. However, these design efforts, which can often require significant expenditures by us, may precede product sales, if any, by a year or more. With the increasing complexity of new generation products the development cost of each new product increases, making the selection process ever more critical with limited staff and financial resources. Moreover, the value to us of any design win will depend in large part on the ultimate success of the customer or end-user’s product and on the extent to which the system’s design accommodates components manufactured by our competitors. If we fail to achieve design wins or if the design wins fail to result in significant future revenues, our operating results would be harmed. If we have problems developing or maintaining our relationships with our customers and end-users, our ability to develop well-accepted new products may be impaired.

Intense competition in the semiconductor industry may reduce the demand for our products or the prices of our products, which could reduce our revenues and gross profits and limit our ability to maintain or grow our business.

The semiconductor industry is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence leading to excess and obsolete inventory writedowns (for further detail, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Inventory). If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

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

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, characterized by diminished product demand, accelerated erosion of selling prices, overcapacity and excess and obsolete inventory as well as rapidly changing technology and evolving industry standards. In the future, we may experience substantial period-to-period fluctuations in our business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors. Our business is also subject to the risks associated with the effects of legislation and regulations relating to the import or export of semiconductor products.

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

In 2011 and 2012, concerns over European sovereign debt and the ability of countries to borrow funds have again raised questions about the loan portfolios of large international banks, and low economic growth rates have increased the possibility of an economic downturn. In 2013 our sales were again down from the prior year due to continued economic softness in many parts of the world and only tepid growth in others. There could be a number of effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to goodwill, intangible assets, long-term assets, investments and marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities.

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

Our contracts with our wafer suppliers do not obligate them to a minimum supply or set prices. Any inability or unwillingness of our wafer suppliers generally, and GlobalFoundries, Taiwan Semiconductor Manufacturing Company (“TSMC”) and MagnaChip Semiconductor (“Magnachip”) in particular, to meet our manufacturing requirements would delay our production and product shipments and harm our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act required the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could adversely affect the sourcing and availability of minerals used in the manufacture of our products. There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

If we are unable to maintain processes and procedures to sustain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.

Under the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010, June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of June 29, 2013, and management has determined that as of June 29, 2013, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 106 patents covering certain aspects of our product designs and have eight additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

In addition, during the quarter ended December 29, 2012, we began implementation of an operating structure to more efficiently align the Company’s transaction flows with the Company’s geographic business operations. As a result we have formed new legal entities and begun realigning existing ones, completed the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These changes may result in unanticipated changes to our tax rates and tax payments. All of these factors could have an adverse effect on our financial condition and results of operations.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011. As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended June 29, 2013 totaled 42%, as compared with 47% in the fiscal year ended June 30, 2012 and 51% in the fiscal year ended July 2, 2011.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 29, 2013, sales to our domestic and international distributors were approximately 66% of net revenues, as compared to approximately 67% of net revenues in the fiscal year ended June 30, 2012 and approximately 69% of net revenues in the fiscal year ended July 2, 2011. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows. For further detail on credits, return rights and price protection, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Revenue Recognition.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political, economic and currency risks that could seriously harm us. Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, as are our FCP manufacturing facilities, which exposes us to the problems associated with international operations.

Risks associated with international business operations include the following:

•	disruptions or delays in shipments;

•	changes in economic conditions in the countries where these subcontractors are located;

•	currency fluctuations;

•	changes in political conditions;

•	potentially reduced protection for intellectual property;

•	foreign governmental regulatory requirements and unexpected changes in them;

•	the burdens of complying with a variety of foreign laws;

•	import and export controls;

•	delays resulting from difficulty in obtaining export licenses for technology;

•	changes in tax laws, tariffs and other barriers, and freight rates; and

•	U. S. GAAP accounting compliance

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

In fiscal year 2013, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2012, we generated approximately 92% of our net revenues from sales in Asia and approximately 3% from sales outside of Asia and the United States. In fiscal year 2011, we generated approximately 90% of our net revenues from sales in Asia and approximately 4% from sales outside of Asia and the United States. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

We have subsidiaries located in Asia. We manufacture some of our FCPs in Taiwan as well as in the Jinan Development Zone in the Shandong Province of the PRC. The development of the Jinan facility depended upon various tax concessions, tax rebates and other support from the local governmental entity. There can be no assurance that the local governmental entity will not change their position regarding such tax and other support and such a change might adversely affect the profitability of this facility. In addition, there can be no assurance we will be able to assemble and maintain sufficient management resources in our Asia subsidiaries, including a sales force knowledgeable about our target markets and an accounting staff with sufficient U. S. GAAP accounting expertise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In July 2012, we purchased a building of 85,040 square feet to serve as our new corporate headquarters in Milpitas, California. We moved into this new facility in August 2013. We continue to lease approximately 76,200 square feet of space in San Jose, California, which served as our prior headquarters location. The lease on this building expires at the end of 2013 and we are looking for sublease opportunities. We also own, through our PSE-TW subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet. Our PSE-TW subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 1,570 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we have land use rights for a period of 50 years from the PRC for our factory in the Jinan Development Zone in Shandong Province, China. This factory, which is for the development and manufacture of frequency control products, is approximately 344,000 total square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We own a 15,000 square foot office building in Shanghai, China that is occupied by our PTI subsidiary. We also have leased or rented international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2014.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. We have not paid cash dividends and have no present plans to do so. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low prices of the common stock on the NASDAQ Stock Market. As of June 29, 2013, we had 38 holders of record of our common stock. Holders of record do not include shareowners whose shares are in broker or other nominee accounts. During fiscal year 2013, we did not sell any unregistered securities.

	Common Stock Prices
	High	Low
Fiscal year ended June 30, 2012
First Quarter	$9.45	$6.57
Second Quarter	8.95	6.78
Third Quarter	8.63	7.13
Fourth Quarter	9.13	7.60
Fiscal year ended June 29, 2013
First Quarter	$9.22	$7.80
Second Quarter	8.95	6.80
Third Quarter	8.32	6.61
Fourth Quarter	7.45	6.10

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

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million, of which purchases of approximately $701,000 were made under a now expired 2008 authorization. Repurchases during the fourth quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value of Shares That May Yet be Purchased Under the Plans or Programs
April, 2013	252,836	$6.56	252,836	$17,927,870
May, 2013	—	—	—	17,927,870
June, 2013	—	—	—	17,927,870
Total	252,836	$6.56	252,836	$17,927,870

During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million.

As of June 29, 2013, the Company had $17.9 million of purchase authority remaining under the 2012 authorization.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statements of operations data for each of the years in the three-year period ended June 29, 2013, and the consolidated balance sheets data as of June 29, 2013 and June 30, 2012, are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended July 3, 2010 and June 27, 2009 and the consolidated balance sheets data as of July 2, 2011, July 3, 2010 and June 27, 2009 from audited financial statements not included herein. The fiscal year ending July 3, 2010 contained 53 weeks and all other years presented contained 52 weeks. On August 31, 2010, we completed the acquisition of PTI. The results of operations for PTI from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011(1)	July 3, 2010	June 27, 2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$129,255	$137,135	$166,343	$146,913	$128,645
Cost of revenues	81,388	88,484	110,661	96,146	85,514
Gross profit	47,867	48,651	55,682	50,767	43,131
Operating expenses:
Research and development	21,017	21,722	20,230	17,208	16,697
Selling, general and administrative	29,581	29,648	29,447	26,478	22,833
Goodwill impairment	16,899	—	—	—	—
Restructuring charge	—	—	—	—	584
Total operating expenses	67,497	51,370	49,677	43,686	40,114
Income (loss) from operations	(19,630)	(2,719)	6,005	7,081	3,017
Interest and other income, net	4,043	3,684	15,142	5,252	5,613
Interest expense	(19)	(70)	(765)	(30)	(65)
Other-than-temporary decline in value of investments	—	—	—	—	(506)
Income (loss) before income taxes	(15,606)	895	20,382	12,303	8,059
Income tax expense	6,223	3,097	7,619	3,911	2,209
Net income (loss) from consolidated companies	(21,829)	(2,202)	12,763	8,392	5,850
Equity in net income of unconsolidated affiliates	215	134	700	2,430	351
Net income (loss)	(21,614)	(2,068)	13,463	10,822	6,201
Net income (loss) attributable to noncontrolling interests	—	—	—	(28)	(114)
Net income (loss) attributable to Pericom shareholders	$(21,614)	$(2,068)	$13,463	$10,794	$6,087
Basic income (loss) per share to Pericom shareholders	$(0.93)	$(0.09)	$0.54	$0.42	$0.24
Diluted income (loss) per share to Pericom shareholders	$(0.93)	$(0.09)	$0.53	$0.42	$0.24
Shares used in computing basic income (loss) per share(2)	23,251	24,094	24,923	25,412	25,417
Shares used in computing diluted income (loss) per share(2)	23,251	24,094	25,254	25,717	25,626

	June 29, 2013	June 30, 2012	July 2, 2011(1)	July 3, 2010	June 27, 2009
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$82,796	$127,637	$129,178	$138,323	$135,376
Total assets	246,567	275,806	301,016	256,048	246,314
Total long-term obligations	16,761	17,339	17,754	7,776	6,616
Total shareholders’ equity	208,891	233,635	242,725	221,906	213,696

(1)	On August 31, 2010, the Company completed the acquisition of PTI.

(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

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

We have also made other investments including loans and bridge loans convertible to equity as well as direct equity investments. We make these loans and investments with strategic intentions and, historically, are in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the consolidated balance sheet and we carry them at the lower of cost or market if the investment has experienced an

“other than temporary” decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if we deem a decline in value is other than temporary.

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

We consider the reserved material to be available for sale. We do not revalue the reserved inventory should market conditions change or if a market develops for the obsolete inventory. In the past, we have sold obsolete inventory that we have previously fully reserved. Refer to the Gross Profit discussion in Item 7 of this annual report on Form 10-K for further discussion of sales of our obsolete inventory.

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

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We determined that our goodwill was fully impaired at June 29, 2013 and wrote off the balance of $16.9 million balance during the fourth quarter. We determined that no impairment of our other indefinite-lived intangible assets existed at June 29, 2013. We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment for these other definite-lived intangible assets existed at June 29, 2013.

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

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based on its estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

We are currently under an Internal Revenue Service examination of our federal tax returns for fiscal 2010 and 2011.

OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in California. We completed our first profitable fiscal year on June 30, 1993. We design, develop and market high-performance integrated circuits and frequency control products used in many of today’s advanced electronic systems. Our first volume sales occurred in fiscal 1993 and consisted exclusively of 5-volt 8-bit interface logic circuits. We have introduced new products to the market every year since we produced our first shipments. In recent years, we have expanded our product offering by introducing the following products, among others:

•	In fiscal 2011, we introduced a total of 54 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•	17 products were introduced across our Signal Conditioning line of ReDriver™ product families supporting the latest high speed serial protocols such as PCI Express GEN3, SATA3, SAS2, USB3, and Display Port.

•	11 products were introduced across our various families of Connectivity products, including ASSP switches, PCI Express bridges, USB charging solutions, and graphics display switches, offering support for PCI Express, Thunderbolt, USB, HDMI, Display Port, and other high speed serial protocols.

•	26 products were introduced across our various Timing product lines, including silicon clock, XO, and clock buffer families, supporting next generation high speed protocol jitter requirements as well as multi output timing products.

•	In fiscal 2012, we introduced a total of 60 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•	11 products were introduced across our Signal Conditioning line of ReDriver™ product families supporting the latest high speed serial protocols such as PCI Express 3.0, 10GbE, SATA3, SAS2, USB3, and Display Port.

•	18 products were introduced across our various families of Connectivity products, including PCI Express 2.0 packet switches, USB mobile charging solutions, MCU and MPS supervisory products, and high speed analog switches for PCI Express 3.0, Thunderbolt, Display Port 1.2, DDR3, and other high speed serial protocols.

•	31 products were introduced across our various Timing product lines, including Crystal, VCXO, TCXO, multiple output clock generators, multiple output XO, and PCI Express 3.0 XO, clock generator and buffer solutions offering extremely low jitter performance.

•	In fiscal 2013, we introduced a total of 94 new products across the Signal Conditioning, Timing, and Connectivity product areas, including:

•	12 products were introduced across our Signal Conditioning line including new SATA3, SAS2, USB3, HDMI, DP, 10Gb Ethernet, and PCIe2/3 ReDriver™ products.

•	52 products were introduced across our various families of Connectivity products, including new Power Management Load Switches, 10Gb Thunderbolt, 5Gb USB3, USB2, and 8Gb PCIe high performance analog switches, new PCIe GEN2 packet switches, MPS Supervisory, and HiFlex ASSP IC’s.

•	30 products were introduced across our various Timing product lines, including new TCXO, VCXO, and TCVCXO families, specialized very low jitter XO, HiFlex™ family of clock generators, buffers, PCIe3.0 clock generators, and an embedded clock family.

As is typical in the semiconductor industry, we expect selling prices for our products to decline over the life of each product. Our ability to increase net revenues is highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices of existing products. In order to have sufficient supply for increased unit sales, we seek to increase the wafer fabrication capacity allocations from our existing foundries, qualify new foundries, increase the number of die per wafer through die size reductions and improve the yields of good die through the implementation of advanced process technologies. There can be no assurance that we will be successful in these efforts. Magnachip, TSMC and GlobalFoundries manufactured over 70% of the wafers for our semiconductor products in fiscal years 2013, 2012 and 2011, with the balance coming from between two and five other suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	63.0	64.5	66.5
Gross margin	37.0	35.5	33.5
Operating expenses:
Research and development	16.2	15.9	12.2
Selling, general and administrative	22.9	21.6	17.7
Goodwill impairment	13.1	—	—
Total operating expenses	52.2	37.5	29.9
Income (loss) from operations	(15.2)	(2.0)	3.6
Interest and other income, net	3.1	2.7	9.1
Interest expense	—	—	(0.4)
Income (loss) before income taxes	(12.1)	0.7	12.3
Income tax expense	4.8	2.3	4.6
Net income (loss) from consolidated companies	(16.9)	(1.6)	7.7
Equity in net income of unconsolidated affiliates	0.2	0.1	0.4
Net income (loss)	(16.7)%	(1.5)%	8.1%

COMPARISON OF FISCAL 2013, 2012 AND 2011

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Net revenues	$129,255	$137,135	–5.7%	$137,135	$166,343	–17.6%
Percentage of net revenues accounted for by top 5 direct customers(1)	42%	47%		47%	51%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	2
Percentage of net revenues accounted for by top 5 end customers(2)	29%	28%		28%	26%
Number of end customers that each account for more than 10% of net revenues	1	—		—	—

(1)	Direct customers include distributors, contract manufacturers and OEMs.

(2)	End customers are OEMs and their products are manufactured using the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. For end customer sales data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Our order backlog stood at $20.6 million as of June 29, 2013 and $27.0 million as of June 30, 2012. We expect to fulfill most of our backlogged orders as of June 29, 2013 within the first quarter of fiscal 2014. We remain heavily reliant on orders that book and ship in the same quarter (“turns orders”). Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue decreased $7.9 million or 5.7% in fiscal 2013 versus 2012 primarily as the result of:

•	A decrease of $8.3 million or 9.7% in sales of our IC products to $77.2 million, which included $14.4 million from the acquisition of PTI, partially offset by

•	a $393,000 increase in sales of FCP products to $52.1 million, for a 0.8% increase.

These sales decreases are primarily the result of declines in unit sales volumes of existing products, as opposed to price decreases, and occurred for the most part in the markets for PC’s and notebook computers.

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

For the years ended June 29, 2013 and June 30, 2012, gross revenues were impacted by sales reserves in the amount of $4.5 million and $6.0 million, respectively. In the future, market conditions could become more difficult as other companies compete more aggressively for business. Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable, and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011:

	Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Net sales to countries:
China (including Hong Kong)	47.6%	35.1%	34.8%
Taiwan	33.4%	46.2%	45.6%
United States	5.0%	5.3%	6.0%
Others (less than 10% each)	14.0%	13.4%	13.6%
Total net sales	100.0%	100.0%	100.0%

Over the past three years, sales to China and Taiwan have constituted the majority of our sales. We expect this trend will continue in the future.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Net revenues	$129,255	$137,135	–5.7%	$137,135	$166,343	–17.6%
Gross profit	47,867	48,651	–1.6%	48,651	55,682	–12.6%
Gross profit percentage	37.0%	35.5%		35.5%	33.5%

The $784,000 decrease in gross profit in fiscal 2013 as compared to fiscal 2012 is primarily the result of:

•	A 5.7% decrease in sales, which led to $2.8 million of decreased gross profit, partially offset by

•	higher margins at 37.0%, due primarily to a higher-margin product mix, resulting in a $2.0 million increase in gross profit.

The $7.0 million decrease in gross profit in fiscal 2012 as compared to fiscal 2011 is primarily the result of:

•	A 17.6% decrease in sales, which led to $9.8 million of decreased gross profit, partially offset by

•	higher margins at 35.5%, resulting in a $2.8 million increase in gross profit.

During fiscal years 2013, 2012 and 2011, gross profits and gross margins benefited from the sale of inventory, previously valued at $306,000, $188,000 and $64,000, respectively, that we had previously identified as excess and reserved.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Net revenues	$129,255	$137,135	–5.7%	$137,135	$166,343	–17.6%
Research and development	21,017	21,722	–3.2%	21,722	20,230	7.4%
R&D as a percentage of net revenues	16.3%	15.9%		15.9%	12.2%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The approximately $705,000 expense decrease for fiscal 2013 as compared with fiscal 2012 is primarily attributable to decreases of $678,000 for masks, assembly, design consultants and freight expenditures, $556,000 in depreciation and amortization charges, and $200,000 in facilities-related expenses, partially offset by increased compensation expenses of $735,000.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Net revenues	$129,255	$137,135	–5.7%	$137,135	$166,343	–17.6%
Selling, general and administrative	29,581	29,648	–0.2%	29,648	29,447	0.7%
SG&A as a percentage of net revenues	22.9%	21.6%		21.6%	17.7%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $67,000 expense decrease for fiscal 2013 as compared with fiscal 2012 is primarily attributable to decreases of $844,000 of notes receivable write-offs and $194,000 in recruiting expenses, partially offset by increases of $386,000 in facilities expenses, $282,000 in compensation-related expenses and $282,000 in outside accounting services related to the realignment of our operational transactions to more closely match our global presence.

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

GOODWILL IMPAIRMENT

We test goodwill for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the carrying value exceeds its fair value, then the second step is performed to determine the implied fair value of the reporting unit’s goodwill, and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. The fiscal 2013 goodwill impairment analysis resulted in an impairment charge of $16.9 million, in which we wrote off the goodwill associated with the acquisition of PTI in 2010 and Pericom Taiwan Limited in 2009. This was based on a combination of factors including a decline in the net present value of expected future cash flows from our three reporting units as well as a decline in our market capitalization. There was no goodwill impairment for the years ended June 30, 2012 and July 2, 2011.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Net revenues	$129,255	$137,135	–5.7%	$137,135	$166,343	–17.6%
Interest income	3,442	3,460	–0.5%	3,460	4,448	–22.2%
Other income	601	224	168.3%	224	10,694	n/m(1)
Total interest and other income, net	$4,043	$3,684		$3,684	$15,142

(1)	“n/m” means not meaningful.

The $377,000 increase in other income for fiscal 2013, as compared to fiscal 2012, was primarily the result of a $228,000 increase in currency exchange gains and a $150,000 increase in other income.

The decrease in interest income including realized gains for fiscal 2012, as compared to fiscal 2011, was primarily the result of a $1.0 million decrease in realized gains from the sale of investment securities. Other income for fiscal 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition.

INTEREST EXPENSE

Interest expense decreased to $19,000 in fiscal 2013 from $70,000 in fiscal 2012 as a result of reduced levels of debt outstanding during the year. There was no debt outstanding at the end of fiscal 2013.

Interest expense decreased to $70,000 in fiscal 2012 from $765,000 in fiscal 2011 primarily because fiscal 2011 included the interest accretion of $688,000 on the PTI contingent earn-out liability and the interest on short-term debt incurred to finance a portion of the PTI acquisition.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Pre-tax income (loss)	$(15,606)	$895	–1843.7%	$895	$20,382	–95.6%
Income tax provision	6,223	3,097	100.9%	3,097	7,619	–59.4%
Effective tax rate	–39.9%	346.0%		346.0%	37.4%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The income tax provision for fiscal 2013 increased from fiscal 2012 primarily as a result of our implementation of an operating structure to more efficiently align our transaction flows with our geographic business operations. With revenues from non-U.S. regions accounting for over 90% of all revenues and with nearly all of our suppliers located in the Asia Pacific region, we realigned our operating entities and completed an intercompany transfer of intellectual property rights, resulting in a taxable gain in the U.S. for which we booked a $5.0 million income tax provision. Further, the pre-tax loss in fiscal 2013 is primarily the result of the $16.9 million charge for goodwill impairment, which is not deductible for tax purposes.

The effective tax rate for fiscal 2012 increased from fiscal 2011 primarily due to an increase in the valuation allowance of $3.2 million. This resulted from the establishment of a $2.8 million deferred tax asset valuation allowance relating to California tax credits that are not more likely than not to be utilized in the future, with the balance from increases in net operating losses generated in non-US subsidiaries. A reconciliation of our tax rates for fiscal years 2013, 2012 and 2011 is detailed in Note 18 to the Consolidated Financial Statements contained in this report on Form 10-K.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	% Change	June 30, 2012	July 2, 2011	% Change
Equity in net income of JCP	$215	$134	60.4%	$134	$233	(42.5)%
Equity in net income of PTI	—	—	—	—	467	(100.0)%
Total equity in net income of unconsolidated affiliates	$215	$134	60.4%	$134	$700	(80.9)%

Equity in net income of unconsolidated affiliates includes the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For fiscal 2013, the Company’s allocated portion of JCP’s results was income of $215,000, as compared with $134,000 and $233,000 for fiscal 2012 and 2011, respectively.

Equity in net income of unconsolidated affiliates included our allocated portion of the net income of PTI, a British Virgin Islands corporation with facilities in Shanghai and Hong Kong, until we acquired the remaining interest on August 31, 2010. Prior to the acquisition of PTI, we accounted for our investment using the equity method of accounting. Our allocated portion of PTI’s results was income of $467,000 of income in fiscal 2011 prior to the acquisition.

For additional information concerning the PTI transaction, see Note 6 of Notes to Consolidated Financial Statements in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2013, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term and long-term investments of approximately $117.7 million, as compared with $127.8 million at June 30, 2012 and $127.6 million at July 2, 2011. In fiscal 2011, we acquired all remaining outstanding shares of PTI capital stock not previously owned by us for approximately $30.5 million in cash, plus earn-out and bonus of $6 million that was paid in the first half of fiscal 2012.

The Company’s investment in debt securities includes government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Federal

Home Loan Banks. Those issued by commercial banks are AAA-rated. At June 29, 2013, unrealized losses on marketable securities, net of taxes were $424,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 29, 2013 to recover in fair value up to our cost basis within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at June 29, 2013.

As of June 29, 2013, we owned assets classified as cash and cash equivalents of $30.8 million as compared to $24.3 million at June 30, 2012 and $30.0 million at July 2, 2011. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries. During the 2013 fiscal year, we purchased $13.2 million of property and equipment as compared to $4.3 million and $11.7 million in fiscal 2012 and 2011, respectively.

We generated approximately $4.0 million of interest and other income, net during the fiscal year ended June 29, 2013 compared to $3.7 million and $15.1 million in the fiscal years ended June 30, 2012 and July 2, 2011, respectively. 2011 included an $11.0 million gain on shares of PTI held prior to the acquisition. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2013, our net cash provided by operating activities of $11.0 million was the result of $31.0 million in net favorable non-cash adjustments to a net loss of $21.6 million, and favorable changes in assets and liabilities of $1.6 million. The favorable adjustments to the net loss were primarily comprised of goodwill impairment charge of $16.9 million, depreciation and amortization of $11.2 million, share-based compensation of $3.3 million, share-based compensation tax benefit of $492,000 and $475,000 of property and equipment writeoffs, partially offset by $1.0 million of realized gain on investments and $215,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $2.5 million decrease in accounts receivable, a $1.9 million decrease in net inventory and a $654,000 increase in long term liabilities, partially offset by a $2.8 million decrease in accounts payable and a $956,000 decrease in accrued liabilities.

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

In fiscal 2013, our investing activities provided cash of $3.3 million, which was primarily comprised of maturities and sales of investments exceeding purchases by $16.5 million, partially offset by purchases of property and equipment of $13.2 million.

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

In fiscal 2013, we used cash in financing activities of $8.4 million, which consisted of $7.8 million used to repurchase common stock and $1.4 million of net paydowns of short-term bank loans, partially offset by $797,000 of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan.

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

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. As of June 29, 2013, approximately $17.9 million remained under the 2012 authority.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 29, 2013:

	Payments Due by Period
(in thousands) Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases and operating expense commitments	$1,147	$932	$215	$—	$—
Capital equipment purchase commitments	15	15	—	—	—
Facility modification commitments	1,840	1,840	—	—	—
Total contractual cash obligations	$3,002	$2,787	$215	$—	$—

The operating lease commitments are primarily the lease on our corporate headquarters, which expires in fiscal 2014. The facility modifications are commitments related to our new corporate headquarters.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of June 29, 2013.

The Company previously entered into an R&D Agreement for its Yangzhou facility that required capital injections. During the quarter ended March 30, 2013, the Company was notified by the Administration for Industry and Commerce that its capital injections have been approved and the requirements of the R&D Agreement have been satisfied.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 29, 2013, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Topic 350 — Intangibles — Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption will have an impact on the Company’s consolidated results of operations or financial condition.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 29, 2013, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $86.8 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. We do not expect such a scenario to occur. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 29, 2013, such as from 1.8% to 2.0%, the decline in the fair value of the portfolio would be approximately $7.9 million. On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At June 29, 2013, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $424,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $2.4 million as those monetary assets are converted to cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	The following Consolidated Financial Statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	52
	Consolidated Balance Sheets as of June 29, 2013 and June 30, 2012	53
	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 29, 2013	54
	Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 29, 2013	55
	Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended June 29, 2013	56
	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 29, 2013	57
	Notes to Consolidated Financial Statements	58
2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 29, 2013	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 29, 2013. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Our management has concluded that, as of June 29, 2013, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 29, 2013 and June 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2013, and the related financial statement schedule and our report dated August 28, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 28, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 5, 2013, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 29, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	2,948,485	(1)	$10.25	(2)	1,549,611
Employee stock purchase plan	—				1,710,525
Equity compensation plans not approved by shareholders:
SaRonix Inducement options	6,727		$10.00		—
Total	2,955,212		$10.25		3,260,136

(1)	Represents shares of the Company’s Common Stock issuable upon exercise of outstanding options under the following equity compensation plans: the 2004 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1995 Stock Option Plan, and 524,526 shares underlying outstanding restricted stock unit awards granted under the 2004 Stock Incentive Plan that may be delivered in the future upon satisfaction of vesting requirements.

(2)	This calculation does not take into account shares underlying restricted stock unit awards.

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
3.2
Amended and Restated Bylaws of the Company (as amended by an amendment adopted on June 25, 2013), filed as Exhibit 3.1 to the Company’s Form 8-K filed June 27, 2013, and incorporated herein by reference.

3.3
Amended and Restated Certificate of Determination of the Series D Junior Participating Preferred Shares, filed as Exhibit 3.1 to the Company’s Form 8-K filed March 8, 2012, and incorporated herein by reference.

4.1
Rights Agreement between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., dated as of March 6, 2012, including Form of Right Certificate attached thereto as Exhibit B, filed as Exhibit 4.1 to the Company’s Form 8-K filed March 8, 2012, and incorporated herein by reference.

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

10.4
Lease, dated October 27, 2003 by and between CarrAmerica Realty Corporation as Landlord and the Company as Tenant, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, and incorporated herein by reference.

10.5*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.
10.6**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K/A filed May 5, 2008, and incorporated herein by reference.

10.7*
Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under each of the Amended and Restated Pericom 2001 Stock Incentive Plan and the Amended and Restated Pericom 2004 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

Exhibit	Description
10.8*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed November 6, 2012, and incorporated herein by reference.
10.9*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2008, and incorporated herein by reference.
10.10*	Pericom’s 2010 Employee Stock Purchase Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2009, and incorporated herein by reference.
10.11**
English translation of R&D Center Investment Agreement, dated as of December 1, 2009, between Yangzhou Economic and Technological Development Zone and Pericom Asia Limited, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, and incorporated herein by reference.

10.12
Purchase and Sale Agreement, dated July 6, 2012, between Pericom Semiconductor Corporation and Barber Lane Investors, LLC for the acquisition of the office building at 1545 Barber Lane, Milpitas, California, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, and incorporated herein by reference.

10.13
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

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 29, 2013 and June 30, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 29, 2013 and June 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 28, 2013

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,844	$24,283
Short-term investments in marketable securities	29,447	79,924
Accounts receivable:
Trade (net of reserves and allowances of $2,511 and $2,566)	22,105	24,010
Other receivables	3,181	3,674
Inventories	14,844	16,604
Prepaid expenses and other current assets	2,705	2,425
Deferred income taxes	585	1,549
Total current assets	103,711	152,469

Property, plant and equipment — net	60,959	56,102
Investments in unconsolidated affiliates	2,525	2,474
Deferred income taxes — non current	3,411	2,447
Long-term investments in marketable securities	57,392	23,628
Goodwill	—	16,797
Intangible assets (net of accumulated amortization of $9,879 and $6,629)	9,944	12,831
Other assets	8,625	9,058
Total assets	$246,567	$275,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,364
Accounts payable	12,184	14,860
Accrued liabilities	8,731	8,608
Total current liabilities	20,915	24,832

Industrial development subsidy	7,263	8,577
Deferred tax liabilities	5,798	6,191
Noncurrent tax liabilities	2,788	1,512
Other long-term liabilities	912	1,059
Total liabilities	37,676	42,171

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and paid in capital — no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 29, 2013, 22,813,000; at June 30, 2012, 23,565,000	119,591	123,362
Retained earnings	79,080	100,694
Accumulated other comprehensive income, net of tax	10,220	9,579
Total shareholders’ equity	208,891	233,635
Total liabilities and shareholders’ equity	$246,567	$275,806

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenues	$129,255	$137,135	$166,343
Cost of revenues	81,388	88,484	110,661
Gross profit	47,867	48,651	55,682
Operating expenses:
Research and development	21,017	21,722	20,230
Selling, general and administrative	29,581	29,648	29,447
Goodwill impairment	16,899	—	—
Total operating expenses	67,497	51,370	49,677
Income (loss) from operations	(19,630)	(2,719)	6,005
Interest and other income, net	4,043	3,684	15,142
Interest expense	(19)	(70)	(765)
Income (loss) before income taxes	(15,606)	895	20,382
Income tax expense	6,223	3,097	7,619
Net income (loss) from consolidated companies	(21,829)	(2,202)	12,763
Equity in net income of unconsolidated affiliates	215	134	700
Net income (loss)	$(21,614)	$(2,068)	$13,463
Basic income (loss) per share	$(0.93)	$(0.09)	$0.54
Diluted income (loss) per share	$(0.93)	$(0.09)	$0.53
Shares used in computing basic earnings (loss) per share	23,251	24,094	24,923
Shares used in computing diluted earnings (loss) per share	23,251	24,094	25,254

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net income (loss)	$(21,614)	$(2,068)	$13,463
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale, net	(1,005)	(25)	(848)
Foreign currency translation adjustment	1,260	635	7,481
Tax benefit (provision) related to other comprehensive income	386	(34)	299
Other comprehensive income, net of tax	641	576	6,932
Comprehensive income (loss)	$(20,973)	$(1,492)	$20,395

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	Net	Interest	Equity
BALANCES, July 3, 2010	24,898	$130,536	$89,299	$2,071	$—	$221,906
Net income	—	—	13,463	—	—	13,463
Change in unrealized gain on investments, net	—	—	—	(549)	—	(549)
Currency translation adjustment	—	—	—	7,481	—	7,481
Issuance of common stock under employee stock plans	431	1,528	—	—	—	1,528
Share-based compensation expense	—	4,286	—	—	—	4,286
Tax expense resulting from share-based transactions	—	58	—	—	—	58
Repurchase and retirement of common stock	(613)	(5,448)	—	—	—	(5,448)
BALANCES, July 2, 2011	24,716	$130,960	$102,762	$9,003	$—	$242,725
Net loss	—	—	(2,068)	—	—	(2,068)
Change in unrealized gain on investments, net	—	—	—	(59)	—	(59)
Currency translation adjustment	—	—	—	635	—	635
Issuance of common stock under employee stock plans	332	918	—	—	—	918
Share-based compensation expense	—	3,723	—	—	—	3,723
Tax expense resulting from share-based transactions	—	(612)	—	—	—	(612)
Repurchase and retirement of common stock	(1,483)	(11,627)	—	—	—	(11,627)
BALANCES, June 30, 2012	23,565	$123,362	$100,694	$9,579	$—	$233,635
Net loss	—	—	(21,614)	—	—	(21,614)
Change in unrealized gain loss on investments, net	—	—	—	(619)	—	(619)
Currency translation adjustment	—	—	—	1,260	—	1,260
Issuance of common stock under employee stock plans	348	797	—	—	—	797
Share-based compensation expense	—	3,339	—	—	—	3,339
Tax expense resulting from share-based transactions	—	(134)	—	—	—	(134)
Repurchase and retirement of common stock	(1,100)	(7,773)	—	—	—	(7,773)
BALANCES, June 29, 2013	22,813	$119,591	$79,080	$10,220	$—	$208,891

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,614)	$(2,068)	$13,463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,208	11,898	11,000
Share-based compensation	3,340	3,736	4,286
Tax benefit resulting from share-based transactions	492	512	782
Excess tax benefit resulting from share-based transactions	(4)	(4)	(84)
Write-off of notes receivable	—	856	—
Gain on sale of investments	(1,013)	(673)	(1,922)
Write-off of property and equipment	475	354	75
Goodwill impairment	16,899	—	—
Gain on previously held shares in PTI	—	—	(11,004)
Equity in net income of unconsolidated affiliates	(215)	(134)	(700)
Deferred taxes	(182)	1,753	4,020
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	2,475	6,289	2,204
Inventories	1,884	5,008	6,103
Prepaid expenses and other current assets	188	(883)	285
Other assets	151	676	(261)
Accounts payable	(2,768)	2,688	(4,841)
Accrued liabilities	(956)	(2,735)	(1,610)
Other long-term liabilities	654	453	1,850
Net cash provided by operating activities	11,014	27,726	23,646
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(13,231)	(4,324)	(11,715)
Acquisition of PTI, net of cash acquired	—	(8,077)	(17,514)
Purchase of available-for-sale investments	(92,993)	(97,726)	(220,822)
Maturities and sales of available-for-sale investments	109,525	91,981	224,111
Change in restricted cash balance	—	2,947	(2,947)
Net cash provided by (used in) investing activities	3,301	(15,199)	(28,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	797	918	1,528
Excess tax benefit resulting from share-based transactions	4	4	84
Proceeds from short-term debt	3,992	10,744	8,003
Payments on short-term debt	(5,398)	(17,635)	—
Repurchase of common stock	(7,773)	(11,627)	(5,448)
Net cash provided by (used in) financing activities	(8,378)	(17,596)	4,167
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	624	(671)	1,602
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,561	(5,740)	528
CASH AND CASH EQUIVALENTS:
Beginning of year	24,283	30,023	29,495
End of year	$30,844	$24,283	$30,023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,467	$1,722	$4,361
Cash paid during the period for interest	$21	$75	$77
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial contingent earn-out liability	$—	$—	$4,087
Accrued acquisition-related liabilities	$—	$—	$3,541

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

BASIS OF PRESENTATION — These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Global Limited (“PGL”), PSE Technology Corporation (“PSE-TW”), and Pericom Asia Limited (“PAL”). PGL has two wholly-owned subsidiaries, Pericom International Limited (“PIL”) and Pericom Semiconductor (HK) Limited (“PHK”). In addition, PAL has three subsidiaries, PSE Technology (Shandong) Corporation (“PSE-SD”) and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has significant operations in the People’s Republic of China (“PRC”), where certain political, economic and currency restrictions may apply. Insofar as can be reasonably determined, the effect of foreign exchange restrictions upon the consolidated financial position and results of the Company are not material.

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

SHORT-TERM AND LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES — The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At June 29, 2013 and June 30, 2012, investments, and any difference between the fair market value and the underlying amortized cost of such investments, consisted of the following:

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities:

	As of June 29, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time Deposits	$12,087	$—	$—	$—	$12,087
Repurchase agreements	1,997	—	—	—	1,997
National government and agency securities	4,348	106	(3)	103	4,451
State and municipal bond obligations	3,776	9	(27)	(18)	3,758
Corporate bonds and notes	48,438	71	(716)	(645)	47,793
Asset backed securities	10,063	19	(60)	(41)	10,022
Mortgage backed securities	6,755	26	(50)	(24)	6,731
Total	$87,464	$231	$(856)	$(625)	$86,839

	As of June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time Deposits	$10,344	$—	$—	$—	$10,344
US Treasury securities	3,639	—	(5)	(5)	3,634
National government and agency securities	6,582	167	—	167	6,749
State and municipal bond obligations	1,772	1	(1)	—	1,772
Corporate bonds and notes	61,374	461	(197)	264	61,638
Asset backed securities	10,148	19	(86)	(67)	10,081
Mortgage backed securities	9,313	98	(77)	21	9,334
Total	$103,172	$746	$(366)	$380	$103,552

The following tables show the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 29, 2013 and June 30, 2012:

	Continuous Unrealized Losses at June 29, 2013
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
National government and agency securities	$154	$3	$—	$—	$154	$3
State and municipal bond obligations	2,364	27	—	—	2,364	27
Corporate bonds and notes	36,394	626	4,298	90	40,692	716
Asset backed securities	5,881	51	546	9	6,427	60
Mortgage backed securities	3,616	13	216	37	3,831	50
	$48,409	$720	$5,060	$136	$53,469	$856

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

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2013, 2012 and 2011 realized gains on available-for-sale securities were $1.0 million, $673,000 and $1.9 million, respectively.

The following table lists the fair value of the Company’s short- and long-term investments by length of time to maturity as of June 29, 2013 and June 30, 2012:

(in thousands)	June 29, 2013	June 30, 2012
One year or less	$19,853	$21,254
Between one and three years	29,525	52,106
Greater than three years	29,244	22,084
Multiple Dates	8,217	8,108
	$86,839	$103,552

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

OTHER ASSETS — The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, land use rights and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 29, 2013 and determined that no impairment existed. Two of the Company’s subsidiaries, PSE-SD and PTI, hold land use rights that were acquired from the local Chinese government which entitle the Company to use the land for 15 to 50 years. The cost of the land use rights is recorded as a component of other assets and is being depreciated over 15 to 50 years, the useful life of the rights.

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

GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least on an annual basis in the fourth quarter of the fiscal year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. In accordance with the guidance on Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, a two-step test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. In general, the Company’s reporting units are one step below the segment level. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each reporting unit.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit was to exceed its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill, and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. The goodwill impairment analysis resulted in an impairment charge of $16.9 million for fiscal 2013. This was based on a combination of factors including a decline in the net present value of expected future cash flows from the Company’s three reporting units as well as a decline in the Company’s market capitalization.

INCOME TAXES — The Company accounts for income taxes following the Financial Accounting Standards Board’s (“FASB”) statements and related interpretations, which require an asset and liability approach to recording deferred taxes. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based on its estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

The Company is currently under an Internal Revenue Service examination of its federal tax returns for fiscal 2010 and 2011.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION —The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net gains or (losses) from foreign currency translation of assets and liabilities of $1.3 million and $635,000 in fiscal 2013 and 2012, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity. Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $562,000, $334,000 and $(321,000) in fiscal 2013, 2012 and 2011 respectively, and are included in interest and other income, net.

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

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenues	Trade Accounts Receivable
June 29, 2013	Customer A	21%	28%
	Customer B	12	7
	All others	67	65
		100%	100%
June 30, 2012	Customer A	18%	26%
	Customer B	14	6
	All others	68	68
		100%	100%
July 2, 2011	Customer A	18%	16%
	Customer B	15	12
	All others	67	72
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS — In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Topic 350 — Intangibles — Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption will have an impact on the Company’s consolidated results of operations or financial condition.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

EARNINGS (LOSS) PER SHARE — The Company bases its basic earnings (loss) per share upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended June 29, 2013 is as follows:

	Fiscal Year Ended
(in thousands, except for per share data)	June 29, 2013	June 30, 2012	July 2, 2011
Net income (loss) attributable to Pericom shareholders	$(21,614)	$(2,068)	$13,463
Computation of common shares outstanding — basic earnings (loss) per share:
Weighted average shares of common stock	23,251	24,094	24,923
Basic earnings (loss) per share attributable to Pericom shareholders	$(0.93)	$(0.09)	$0.54
Computation of common shares outstanding — diluted earnings (loss) per share:
Weighted average shares of common stock	23,251	24,094	24,923
Dilutive shares using the treasury stock method	—	—	331
Shares used in computing diluted earnings (loss) per share	23,251	24,094	25,254
Diluted earnings (loss) per share attributable to Pericom shareholders	$(0.93)	$(0.09)	$0.53

As the Company incurred a loss for the years ended June 29, 2013 and June 30, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable share would be anti-dilutive. Options to purchase 2.4 million shares of common stock, and restricted stock units of 525,000 shares were outstanding during the year ended June 29, 2013 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.5 million shares of common stock, and restricted stock units of 504,000 shares were outstanding during the year ended June 30, 2012 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.4 million shares of common stock, and restricted stock units of 43,000 shares were outstanding during the year ended July 2, 2011 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Interest receivable	$1,054	$832
VAT and other tax receivables	1,076	1,928
Government subsidy receivable	840	823
Other accounts receivable	211	91
	$3,181	$3,674

3. INVENTORIES

Inventories consist of:

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2013
Finished goods	$3,847	$5,252
Work-in-process	3,869	3,981
Raw materials	7,128	7,371
	$14,844	$16,604

As of June 29, 2013, the Company had reserved for $3.1 million of inventory as compared to $3.8 million at June 30, 2012.

4. PROPERTY, PLANT AND EQUIPMENT — NET

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Machinery and equipment	$55,795	$53,649
Buildings	30,637	30,104
Computer equipment and software	14,449	15,303
Land	3,661	3,666
Furniture and fixtures	1,402	1,441
Leasehold improvements	1,115	1,277
Vehicles	155	153
Total	107,214	105,593
Accumulated depreciation and amortization	(56,825)	(51,164)
Construction-in-progress	10,570	1,673
Property, plant and equipment — net	$60,959	$56,102

Depreciation expense for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 was $7.4 million, $8.0 million and $7.7 million, respectively.

5. OTHER ASSETS

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Land use rights	$6,821	$6,890
Investments in privately held companies	1,238	1,303
Deposits	262	263
Other	304	602
Total	$8,625	$9,058

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS (Continued)

The Company purchased land use rights from the PRC in 2008 for the construction of its Jinan facility and its operation for a period of 50 years. In addition, the PTI acquisition in 2011 included land use rights for PTI’s properties in Shanghai.

The Company has investments in certain privately held companies which it accounts for under the cost method. The Company reviews these investments for impairment on a periodic basis. No impairment charges relating to investments in privately held companies were recorded during fiscal 2013, 2012 or 2011. For the year ended June 30, 2012, the Company wrote off $856,000 of promissory notes receivable due from two privately held technology companies which was recorded as a charge to general and administrative expense.

6. BUSINESS COMBINATION

Acquisition of PTI

On August 31, 2010, the Company completed the acquisition and obtained control of PTI for cash consideration of $30.2 million. An additional approximately $6.0 million in earn-out consideration and bonus payments were also paid by the Company in fiscal 2012 for achievement of gross profit milestones for fiscal year 2011.

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

Of the total estimated purchase price paid at the time of acquisition, approximately $15.5 million was allocated to goodwill. Subsequent to the acquisition, goodwill was reduced by approximately $335,000 as a result of working capital adjustments and indemnification claims. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but instead tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the fiscal 2013 impairment testing during the fourth quarter, the Company determined that goodwill was fully impaired and the balance was written off.

The amount of PTI net revenues included in the Company’s consolidated statement of operations for the fiscal years ended June 29, 2013 and June 30, 2012 was $14.4 million and $13.3 million, respectively, and from the PTI acquisition date of August 31, 2010 to July 2, 2011 was approximately $16.6 million.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATION (Continued)

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

Year Ended
(Unaudited) (in thousands except per share)	July 2, 2011
Revenue	$170,509
Net income	9,568
Net income per share — basic	0.38
Net income per share — diluted	0.38

Supplemental Information on Pro Forma Adjustments

Pro forma adjustment to revenue
Eliminate intercompany sales	$(383)
Total revenue adjustment	$(383)

Pro forma adjustments to net income
Depreciation and amortization	$511
Earnout and compensation expense accruals	1,614
Eliminate the Company’s share of PTI income	(468)
Acquisition related costs	761
Gain on previously held interest in PTI	(7,263)
Other	(155)
Total net income adjustments	$(5,000)

7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in unconsolidated affiliate is comprised of the following:

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,525	$2,474

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW.

The Company holds or has held ownership interests in various other privately held companies. The ownership in these affiliates varied from 20% to approximately 49%. For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 29, 2013, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $3.8 million.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the years ended June 29, 2013 and June 30, 2012:

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Goodwill
Beginning balance	$16,797	$16,669
Other adjustments	—	(239)
Cumulative translation adjustments	102	367
Impairment	(16,899)	—
Ending balance	$—	$16,797

The Company tests goodwill for impairment annually. Initially there is an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the carrying value exceeds its fair value, then the second step is performed to determine the implied fair value of each reporting unit’s goodwill, and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. The fiscal 2013 goodwill impairment analysis resulted in an impairment charge of $16.9 million, in which the Company wrote off the balance of the goodwill associated with the acquisition of PTI in 2010 and Pericom Taiwan Limited in 2009. This was based on a combination of factors including a decline in the net present value of expected future cash flows from the Company’s three reporting units as well as a decline in the Company’s market capitalization. There was no goodwill impairment for the year ended June 30, 2012.

The Company’s acquired intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	June 29, 2013			June 30, 2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$6,032	$(2,912)	$3,120	$5,906	$(1,888)	$4,018
eCERA trade name	44	(44)	—	44	(43)	1
IPRD	3,549	(1,367)	2,182	3,475	(759)	2,716
Core developed technology	9,800	(5,557)	4,243	9,635	(3,939)	5,696
Total amortizable purchased intangible assets	19,425	(9,880)	9,545	19,060	(6,629)	12,431
SaRonix trade name	399	—	399	400	—	400
Total purchased intangible assets	$19,824	$(9,880)	$9,944	$19,460	$(6,629)	$12,831

Amortization expense related to finite-lived purchased intangible assets was approximately $3.1 million in fiscal 2013, $3.1 million in fiscal 2012 and $2.8 million in fiscal 2011. Amortization of intangible assets in fiscal 2012 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent write-off.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 29, 2013 or June 30, 2012. However, future impairment tests could result in a charge to earnings.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

The finite-lived purchased intangible assets consist of supplier relationships, trade name, capitalized in-process research and development and core developed technology, which have remaining weighted average useful lives of approximately two years. We expect our future amortization expense over the next five years associated with these assets to be:

	Fiscal Years Ending
(in thousands)	2014	2015	2016	2017 and beyond	Total
Expected Amortization
Customer relationships	$985	$985	$985	$165	$3,120
IPRD	592	592	592	406	2,182
Core developed technology	1,394	1,315	1,315	219	4,243
	$2,971	$2,892	$2,892	$790	$9,545

9. ACCRUED LIABILITIES

Accrued liabilities consist of:

	As of the year ended
(in thousands)	June 29, 2013	June 30, 2012
Accrued compensation	$6,029	$5,886
Income taxes payable	655	2
Sales commissions	316	497
Accrued construction liabilities	134	845
Other accrued expenses	1,597	1,378
	$8,731	$8,608

10. DEBT

As of June 29, 2013, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has a loan and credit facility in place for equipment purchases or inventory financing of up to $6.7 million, and may make use of this facility again in the future.

As of June 30, 2012, the Company’s subsidiary PSE-TW has made short-term borrowings under its credit facilities totaling approximately $1.4 million. The loans are denominated in U.S. Dollars and Japanese Yen and carry variable rates of interest currently at 1.3% per annum. The loans have maturities ranging from 28 to 84 days.

11. RESTRICTED ASSETS

As of June 29, 2013 and June 30, 2012, the Company had pledged and restricted assets of $4.2 million and $4.3 million, respectively, consisting of land and buildings PSE-TW has pledged for loan and credit facilities. The PSE-TW loan and credit facility is for equipment purchases or inventory financing and there was $0 and $1.4 million outstanding under this facility as of June 29, 2013 and June 30, 2012, respectively.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

The future minimum commitments at June 29, 2013 are as follows:

	Fiscal Year
(in thousands)	2014	2015	2016 and beyond	Total
Operating lease payments	$932	$207	$8	$1,147
Capital equipment purchase commitments	15	—	—	15
Facility modification commitments	1,840	—	—	1,840
Total	$2,787	$207	$8	$3,002

The operating lease commitments are primarily the lease on the Company’s corporate headquarters, which expires in fiscal 2014. The facility modifications are commitments related to the Company’s new corporate headquarters in Milpitas, California. The purchase, for $7.6 million, closed on August 9, 2012.

We have no purchase obligations other than routine purchase orders and the capital equipment purchase commitments shown in the table as of June 29, 2013.

Rent expense during the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 was $2.0 million, $1.9 million and $1.9 million, respectively.

13. INDUSTRIAL DEVELOPMENT SUBSIDY

As of June 29, 2013, industrial development subsidies in the amount of $12.7 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at June 29, 2013 was $7.3 million, which amount is expected to be recognized over the next three to twenty years.

We recognized $1.3 million and $1.3 million of industrial development subsidy as a reduction of cost of goods sold and $183,000 and $180,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the years ended June 29, 2013 and June 30, 2012, respectively.

14. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss), changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of June 29, 2013, accumulated other comprehensive income of $10.2 million consists of $10.6 million of accumulated currency translation gains partially offset by $625,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $201,000 tax benefit. As of June 30, 2012, accumulated other comprehensive income of $9.6 million consists of $9.4 million of accumulated currency translation gains and $380,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $185,000 tax provision.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 29, 2013, the Company has issued no shares of preferred stock.

STOCK INCENTIVE PLANS

At June 29, 2013 the Company had four stock incentive plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan (“ESPP”). The Company’s aggregate compensation cost due to option and restricted stock unit grants and the ESPP for the twelve months ended June 29, 2013 totaled $3.3 million, as compared with $3.7 million and $4.3 million for fiscal 2012 and 2011, respectively. The Company recognized $1.1 million, $1.2 million, and $1.4 million in income tax benefit in the consolidated statements of operations for fiscal 2013, 2012 and 2011, respectively, related to the Company’s share-based compensation arrangements. The net impact of share-based compensation for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 was a reduction in net income of $2.2 million, $2.5 million and $2.9 million, respectively, or a reduction of $0.10, $0.10 and $0.11 per diluted share, respectively.

Under the Company’s 2004, 2001, and 1995 stock incentive plans and the SaRonix Acquisition Stock Option plan, the Company has reserved 5.0 million shares of common stock as of June 29, 2013 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

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

The following table lists the assumptions the Company used to value stock options:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Expected life	5.9 years	5.5 years	5.5 years
Risk-free interest rate	1.05%	2.46%	2.46%
Volatility range	54%	54%	53–54%
Dividend yield	0.00%	0.00%	0.00%

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

The following table summarizes the Company’s stock option plans as of July 3, 2010 and changes during the three fiscal periods ended June 29, 2013:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Options outstanding at July 3, 2010	3,477	$11.85	$872
Options granted (weighted average grant date fair value of $4.51)	183	8.87
Options exercised	(67)	8.33
Options forfeited or expired	(619)	15.97
Options outstanding at July 2, 2011	2,974	$10.89	$645
Options granted (weighted average grant date fair value of $3.89)	142	7.65
Options exercised	(21)	7.77
Options forfeited or expired	(642)	12.37
Options outstanding at June 30, 2012	2,453	$10.34	$912
Options granted (weighted average grant date fair value of $4.06)	233	8.07
Options exercised	(6)	7.87
Options forfeited or expired	(249)	9.17
Options outstanding at June 29, 2013	2,431	$10.25	$52

At June 29, 2013, 1,550,000 shares were available for future grants under the option plans. The aggregate intrinsic value of options exercised during the year ended June 29, 2013 was not material. The status of options vested and expected to vest and options that are currently exercisable as of June 29, 2013 is as follows:

	Options Vested and Expected to Vest	Options Currently Exercisable
Shares (millions)	2.4	2.1
Aggregate intrinsic value (thousand $)	$48	$26
Weighted average contractual term (years)	4.8	4.2
Weighted average exercise price	$10.28	$10.59

The Company has unamortized share-based compensation expense related to options of $1.4 million, which will be amortized to expense over a weighted average period of 2.4 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

Additional information regarding options outstanding as of June 29, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 29, 2013	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of June 29, 2013	Weighted Average Exercise Price
$ 4.89 $ 8.03	558,027	5.26	$7.61	405,504	$7.73
$ 8.10 $ 8.85	494,149	5.80	$8.54	338,912	$8.47
$ 8.86 $10.01	494,014	5.02	$9.74	452,613	$9.72
$10.15 $14.57	492,276	3.43	$11.00	478,236	$10.99
$14.68 $18.10	392,220	4.68	$15.87	392,220	$15.87
$ 4.89 $18.10	2,430,686	4.86	$10.25	2,067,485	$10.59

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. The following table summarizes the RSUs as of July 3, 2010 and changes during the three fiscal years ended June 29, 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 3, 2010	591	$10.18	1.66	$5,403
Awarded	249	8.70
Released	(208)	9.77
Forfeited	(40)	9.92
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253
Awarded	156	7.78
Released	(203)	9.91
Forfeited	(41)	9.73
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535
Awarded	301	7.74
Released	(217)	9.55
Forfeited	(63)	8.24
RSUs outstanding at June 29, 2013	525	$8.20	1.48	$3,735
RSUs vested and expected to vest after June 29, 2013	465	$8.23	1.39	$3,313

The Company has unamortized share-based compensation expense related to RSUs of $3.0 million, which will be amortized to expense over a weighted average period of 2.4 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 1.7 million remain available at June 29, 2013. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the purchase period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any offering period is 1,000 shares, and an employee may not accrue more than $10,000 for share purchases in any offering period. During fiscal year 2013, 2012 and 2011, the Company issued 125,000, 109,000 and 157,000 shares of common stock at weighted average prices of $5.98, $6.96 and $6.23, respectively. The weighted average grant date fair value of the fiscal 2013, 2012 and 2011 awards were $1.65, $2.22 and $2.36 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s Stock Purchase Plan on the date of grant using the Black-Scholes option valuation model. ASC Topic 718, Stock Based Compensation, states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights. The Company bases volatility on the expected volatility of the Company’s stock during the accrual period. The expected term is determined as the time from enrollment until purchase. The Company uses historical data to determine expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the expected term.

The following table lists the values of the assumptions the Company used to value stock compensation in the Stock Purchase Plan:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Expected life	6 months	6 months	3–6 months
Risk-free interest rate	0.12%	0.10%	0.10-0.16%
Volatility range	35%–37%	43%–64%	39%–58%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 29, 2013:

	Shares	Weighted Average Purchase
Beginning Available	1,835,939
Purchases	(125,414)	$5.98
Ending Available	1,710,525

At June 29, 2013, the Company has $71,000 in unamortized share-based compensation related to its employee stock purchase plan. We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next four months.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Cost of revenues	$187	$211	$250
Research and development	1,282	1,434	1,536
Selling, general and administrative	1,871	2,091	2,500
Pre-tax stock-based compensation expense	3,340	3,736	4,286
Income tax effect	1,101	1,229	1,409
Net stock-based compensation expense	$2,239	$2,507	$2,877

The amount of share-based compensation expense in inventory at June 29, 2013, June 30, 2012 and July 2, 2011 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011:

	Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Stock incentive plans	$3,128	$3,492	$3,972
Less income tax effect	1,101	1,229	1,409
Net stock incentive plan expense	2,027	2,263	2,563
Employee stock purchase plan	212	244	314
Less income tax effect	—	—	—
Net employee stock purchase plan expense	212	244	314
	$2,239	$2,507	$2,877

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. During the year ended July 2, 2011, the Company repurchased 613,331 shares for an aggregate cost of $5.4 million. As of June 29, 2013, approximately $17.9 million remained under the 2012 authority.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHAREHOLDER RIGHTS PLAN

On March 6, 2012, the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each share of common stock held by shareholders of record as of that date. Each right entitles shareholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series D Junior Participating Preferred Stock.

The Company designed the rights plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the rights plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2022. As of June 29, 2013, there were 22,813,000 rights outstanding.

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

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US federal agency securities, foreign

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. FAIR VALUE MEASUREMENTS (Continued)

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

Assets measured at fair value are summarized as follows:

	As of June 29, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
Commercial paper	$2,400	$—	$2,400	$—
Repurchase agreements	4,988	—	4,988	—
Time deposits	12,087	—	12,087	—
National government and agency securities	4,451	—	4,451	—
State and municipal bond obligations	3,758	—	3,758	—
Corporate bonds and notes	47,793	—	47,793	—
Asset backed securities	10,022	—	10,022	—
Mortgage backed securities	6,731	—	6,731	—
Total	$92,230	$—	$92,230	$—

	As of June 30, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
Commercial paper	$3,500	$—	$3,500	$—
Time deposits	11,815	—	11,815	—
US Treasury securities	3,634	3,634	—	—
National government and agency securities	6,749	—	6,749	—
State and municipal bond obligations	1,772	—	1,772	—
Corporate bonds and notes	61,638	—	61,638	—
Asset backed securities	10,081	—	10,081	—
Mortgage backed securities	9,334	—	9,334	—
Total	$108,523	$3,634	$104,889	$—

(1)	At June 29, 2013, the commercial paper and $2,991 of the repurchase agreements are included in cash and cash equivalents; at June 30, 2012, the commercial paper and $1,471 of the time deposits are included in cash and cash equivalents; the balance of the investments at June 29, 2013 and June 30, 2012 are included in short-term and long-term investments in marketable securities on the consolidated balance sheets.

The Company had no transfers in between Level 1 and Level 2 during the years ended June 29, 2013 and June 30, 2012.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 29, 2013 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. FAIR VALUE MEASUREMENTS (Continued)

have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at June 29, 2013.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

18. INCOME TAXES

Income tax expense consists of Federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Income before income taxes
U.S.	$12,176	$341	$21,009
Foreign	(27,782)	554	(627)
	(15,606)	895	20,382
Federal:
Current	5,424	941	3,155
Deferred	141	(641)	4,064
	5,565	300	7,219
State:
Current	7	(522)	(3)
Deferred	(172)	2,768	16
	(165)	2,246	13
Foreign:
Current	672	551	387
Deferred	151	—	—
	823	551	387
Total current	6,103	970	3,539
Total deferred	120	2,127	4,080
Total income tax expense	$6,223	$3,097	$7,619

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES (Continued)

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Tax provision at federal statutory rate	33.8%	34.0%	34.0%
State income taxes, net of federal benefit	2.1	(33.4)	—
Foreign income and withholding taxes	(67.9)	34.1	3.8
Benefits from resolution of certain tax audits and expiration of statute of limitations	0.8	(15.4)	(0.6)
Intercompany licensing of intellectual property	(6.5)	—	—
Share-based compensation	(1.1)	20.5	0.3
Research and development tax credits	—	(2.2)	0.3
Change in valuation allowance	(1.8)	307.3	—
Other	0.7	1.1	(0.4)
Income tax expense	(39.9)%	346.0%	37.4%

The components of the net deferred tax assets were as follows (in thousands):

	As of the year ended
	June 29, 2013	June 30, 2012
Deferred tax assets:
Credit carryforwards	$2,798	$3,183
Accruals and reserves	1,311	1,737
Cumulative loss on investment	884	339
Depreciation and amortization	(975)	(1,480)
Net operating loss carryforward	1,424	876
Share-based compensation	3,088	2,904
Other	530	742
Total	9,060	8,301
Valuation allowance	(5,064)	(4,305)
Deferred tax assets	$3,996	$3,996

Deferred tax liabilities:
Gain on previously held shares in unconsolidated affiliate	$(3,768)	$(3,873)
Acquired PTI intangibles and other	(2,030)	(2,318)
Deferred tax liabilities	$(5,798)	$(6,191)

As of June 29, 2013, the Company has net operating loss carryforwards of approximately $1.1 million, $3.5 million and $5.0 million for PSE-TW in Taiwan, PSE-SD in China and PTI in Hong Kong, which will begin to expire in 2015, 2014 and no expiration, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $4.6 million to offset future state taxable income and no research and development tax credit carryforward to offset federal taxable income. The state research and development tax credit carryforwards do not have an expiration date and may be carried forward indefinitely. The Company has $146,000 of research and development tax credit carryforwards for PSE-TW in Taiwan, which begins to expire in 2013.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES (Continued)

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. The change in valuation allowance for the year ended June 29, 2013 was an increase of $759,000, primarily from an increase in the research and development tax credit for California and the foreign net operating losses. The change in valuation allowance for the year ended June 30, 2012 was an increase of $3.2 million, which resulted primarily from the establishment of a $2.8 million deferred tax asset valuation allowance relating to California tax credits that are not more likely than not to be utilized in the future.

Consolidated income before income taxes includes non-U.S. income (loss) of approximately $(27.8 million), $554,000 and $(627,000) for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively. Pericom has not provided U.S. income taxes on a cumulative total of approximately $16.6 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The Company recorded $3.0 million for unrecognized tax benefits as of June 29, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the three fiscal years from July 3, 2010 through June 29, 2013 is as follows:

Balance as of July 3, 2010	$(545,000)
Gross increases — prior period tax positions	(152,000)
Gross increases — current period tax positions	(188,000)
Reductions as a result of a lapse of statute of limitations	130,000
Balance as of July 2, 2011	$(755,000)
Gross increases — prior period tax positions	(515,000)
Gross increases — current period tax positions	(475,000)
Reductions as a result of a lapse of statute of limitations	138,000
Balance as of June 30, 2012	$(1,607,000)
Gross increases — prior period tax positions	(135,000)
Gross increases — current period tax positions	(1,423,000)
Reductions as a result of a lapse of statute of limitations	132,000
Balance as of June 29, 2013	$(3,033,000)

$2.7 million of the balance at June 29, 2013 would affect the Company’s effective tax rate if recognized. The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2007 through 2013. The Company is currently under examination of the federal tax returns for fiscal 2010 and 2011 by the Internal Revenue Service.

As of June 29, 2013, the Company has accrued $349,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

Within the next 12 months, we do not anticipate a material decrease in the unrecognized tax benefit or any other significant changes to our tax reserves during that period.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2013, 2012 or 2011.

20. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

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

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or North Korea, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for each of the three years ended June 29, 2013; and the net book value of long-lived assets as of June 29, 2013, June 30, 2012 and July 2, 2011 by geographical segment:

	Fiscal Year Ended
(in thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Net sales to countries:
China (including Hong Kong)	$61,486	$48,178	$57,957
Taiwan	43,144	63,301	75,800
United States	6,517	7,242	10,022
Others (less than 10% each)	18,108	18,414	22,564
Total net sales	$129,255	$137,135	$166,343
(in thousands)
Long-lived assets:
China (including Hong Kong)	$35,180	$37,761	$40,112
Taiwan	14,120	15,005	16,459
United States	10,779	2,304	2,913
Korea	659	650	898
Others (less than 10% each)	221	382	477
Total long-lived assets	$60,959	$56,102	$60,859

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 29, 2013 and June 30, 2012:

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 29, 2013	March 30, 2013	Dec 29, 2012	Sept 29, 2012
Net revenues	$31,707	$30,366	$30,433	$36,749
Cost of revenues	19,791	19,521	19,239	22,838
Gross profit	11,916	10,845	11,194	13,911
Operating expenses:
Research and development	5,320	5,277	5,097	5,323
Selling, general and administrative	7,217	7,193	7,532	7,639
Goodwill impairment	16,899	—	—	—
Total operating expenses	29,436	12,470	12,629	12,962
Income (loss) from operations	(17,520)	(1,625)	(1,435)	949
Interest and other income, net	1,277	1,318	795	635
Income (loss) before income tax expense	(16,243)	(307)	(640)	1,584
Income tax expense	573	395	4,756	500
Net income (loss) from consolidated companies	(16,816)	(702)	(5,396)	1,084
Equity in net income of unconsolidated affiliates	30	21	57	108
Net income (loss)	$(16,786)	$(681)	$(5,339)	$1,192
Basic income (loss) per share	$(0.74)	$(0.03)	$(0.23)	$0.05
Diluted income (loss) per share	$(0.74)	$(0.03)	$(0.23)	$0.05
Shares used in computing basic income (loss) per share	22,783	23,162	23,515	23,543
Shares used in computing diluted income (loss) per share	22,783	23,162	23,515	23,740

	For the Quarter Ended
	June 30, 2012	March 31, 2012	Dec 31, 2011	Oct 1, 2011
Net revenues	$37,944	$33,378	$30,481	$35,332
Cost of revenues	24,396	21,789	19,504	22,795
Gross profit	13,548	11,589	10,977	12,537
Operating expenses:
Research and development	5,460	5,669	5,277	5,316
Selling, general and administrative	8,135	7,114	7,060	7,339
Total operating expenses	13,595	12,783	12,337	12,655
Loss from operations	(47)	(1,194)	(1,360)	(118)
Interest and other income, net	1,059	847	638	1,070
Income (loss) before income tax expense	1,012	(347)	(722)	952

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

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

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer, President and Chairman of the Board of Directors

Date:	August 28, 2013

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

Signature	Title	Date
/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 28, 2013

/s/ AARON TACHIBANA Aaron Tachibana	Chief Financial Officer (Principal Financial Officer and AccountingOfficer)	August 28, 2013

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Senior Vice President, R&D and Director	August 28, 2013

/s/ JOHN C. EAST John C. East	Director	August 28, 2013

/s/ HAU L. LEE Hau L. Lee	Director	August 28, 2013

/s/ MICHAEL SOPHIE Michael Sophie	Director	August 28, 2013

/s/ SIMON WONG Simon Wong	Director	August 28, 2013

/s/ EDWARD YANG Edward Yang	Director	August 28, 2013

Schedule II

PERICOM SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Revenues	Deductions	Balance at End of Period
Reserves for returns and pricing adjustments
Fiscal year ended June 29, 2013	$2,522	$4,493	$(4,580)	$2,435
Fiscal year ended June 30, 2012	1,718	5,982	(5,178)	2,522
Fiscal year ended July 2, 2011	2,366	6,044	(6,692)	1,718

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 29, 2013	$44	$49	$(17)	$76
Fiscal year ended June 30, 2012	229	92	(277)	44
Fiscal year ended July 2, 2011	299	32	(102)	229

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Deferred tax valuation allowance
Fiscal year ended June 29, 2013	$4,305	$759	$—	$5,064
Fiscal year ended June 30, 2012	1,062	3,243	—	4,305
Fiscal year ended July 2, 2011	965	97	—	1,062

Sii