Form 10-Q
period 2013-09-28
PERICOM SEMICONDUCTOR CORP
filed 2013-10-31
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

          ☒

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

          ☐

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1545 Barber Lane

Milpitas, California  95035

(408) 232-9100

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

Yes  ☐

No  ☒

As of October 29, 2013 the Registrant had outstanding 22,767,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 28, 2013

PART I.  FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,963	$30,844
Short-term investments in marketable securities	52,129	29,447
Accounts receivable
Trade (net of reserves and allowances of $2,489 and $2,511)	24,049	22,105
Other receivables	3,726	3,181
Inventories	14,633	14,844
Prepaid expenses and other current assets	2,928	2,705
Deferred income taxes	570	585
Total current assets	122,998	103,711

Property, plant and equipment – net	61,824	60,959
Investments in unconsolidated affiliates	2,585	2,525
Deferred income taxes – non-current	3,283	3,411
Long-term investments in marketable securities	39,121	57,392
Intangible assets (net of accumulated amortization of $10,749 and $9,879)	9,220	9,944
Other assets	8,498	8,625
Total assets	$247,529	$246,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,258	$12,184
Accrued liabilities	9,449	8,731
Total current liabilities	20,707	20,915

Industrial development subsidy	7,074	7,263
Deferred income taxes	5,690	5,798
Noncurrent tax liabilities	2,789	2,788
Other long-term liabilities	909	912
Total liabilities	37,169	37,676

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 28, 2013, 22,767,000; June 29, 2013, 22,813,000	119,562	119,591
Retained earnings	79,454	79,080
Accumulated other comprehensive income, net of tax	11,344	10,220
Total shareholders' equity	210,360	208,891
Total liabilities and shareholders' equity	$247,529	$246,567

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012

Net revenues	$32,608	$36,749
Cost of revenues	19,800	22,838
Gross profit	12,808	13,911
Operating expenses:
Research and development	5,045	5,323
Selling, general and administrative	7,687	7,639
Total operating expenses	12,732	12,962
Income from operations	76	949
Interest and other income, net	486	635
Income before income taxes	562	1,584
Income tax expense	231	500
Net income from consolidated companies	331	1,084
Equity in net income of unconsolidated affiliate	43	108
Net income	$374	$1,192
Basic income per share	$0.02	$0.05
Diluted income per share	$0.02	$0.05
Shares used in computing basic income per share	22,794	23,543
Shares used in computing diluted income per share	22,951	23,740

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012

Net income	$374	$1,192
Other comprehensive income:
Change in unrealized gain or loss on securities available for sale, net	307	657
Foreign currency translation adjustment	945	474
Tax benefit (provision) related to other comprehensive income	(128)	(186)
Other comprehensive income, net of tax	1,124	945
Comprehensive income	$1,498	$2,137

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374	$1,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,695	2,860
Share-based compensation	729	841
Tax benefit resulting from share-based transactions	109	159
Loss on disposal of assets	42	22
Gain on sale of investments	(44)	(252)
Equity in net income of unconsolidated affiliate	(43)	(108)
Deferred taxes	(103)	(77)
Changes in assets and liabilities:
Accounts receivable	(2,276)	(134)
Inventories	341	(788)
Prepaid expenses and other current assets	(212)	(196)
Other assets	144	(263)
Accounts payable	(2,227)	(2,188)
Accrued liabilities	501	1,173
Other long-term liabilities	17	(327)
Net cash provided by operating activities	47	1,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,243)	(8,601)
Purchase of available-for-sale investments	(20,624)	(20,853)
Maturities and sales of available-for-sale investments	16,538	33,399
Net cash provided by (used in) investing activities	(5,329)	3,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	—	4
Proceeds from short-term debt	514	2,891
Payments on short-term debt	(514)	(1,422)
Repurchase of common stock	(765)	(708)
Net cash provided by (used in) financing activities	(765)	765

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	166	657
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,881)	7,281
CASH AND CASH EQUIVALENTS:
Beginning of period	30,844	24,283
End of period	$24,963	$31,564

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 28, 2013, the results of operations for the three months ended September 28, 2013 and September 29, 2012 and cash flows for the three months ended September 28, 2013 and September 29, 2012. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2013.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three months ended September 28, 2013 are not necessarily indicative of the results to be expected for the entire year. The three month periods ended September 28, 2013 and September 29, 2012 each had 13 week periods.

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

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended June 29, 2013 is referred to as fiscal year 2013 or fiscal 2013, whereas the current fiscal year 2014 or fiscal 2014 will end on June 28, 2014. Both fiscal 2013 and fiscal 2014 contain 52 weeks or 364 days. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of June.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. The Company adopted this standard on June 30, 2013. Adoption did not have an impact on the Company’s consolidated results of operations or financial condition.

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

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	September 28, 2013			June 29, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$6,071	$(3,179)	$2,892	$6,032	$(2,912)	$3,120
Core developed technology	13,449	(7,526)	5,923	13,349	(6,924)	6,425

Total amortizable purchased intangible assets	19,520	(10,705)	8,815	19,381	(9,836)	9,545

SaRonix trade name	405	—	405	399	—	399

Total purchased intangible assets	$19,925	$(10,705)	$9,220	$19,780	$(9,836)	$9,944

Amortization expense related to finite-lived purchased intangible assets was approximately $785,000 and $776,000 for the three month periods ended September 28, 2013 and September 29, 2012, respectively.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of September 28, 2013. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of customer relationships and existing and core technology, which have remaining useful lives from one to four years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from September 28, 2013
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$992	$992	$908	$—	$—	$—	$2,892
Core developed technology	1,935	1,918	1,808	262	—	—	5,923
	$2,927	$2,910	$2,716	$262	$—	$—	$8,815

3. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended September 28, 2013 and September 29, 2012 are computed as follows:

	Three Months Ended
	September 28,	September 29,
(in thousands, except per share data)	2013	2012
Net income	$374	$1,192
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	22,794	23,543
Basic earnings per share	$0.02	$0.05

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	22,794	23,543
Dilutive shares using the treasury stock method	157	197
Shares used in computing diluted earnings per share	22,951	23,740
Diluted earnings per share	$0.02	$0.05

Options to purchase 2,366,000 and 2,061,000 shares of common stock, and restricted stock units of 4,000 and 53,000 were outstanding during the three months ended September 28, 2013 and September 29, 2012 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4. INVENTORIES

Inventories consist of:

	September 28,	June 29,
(in thousands)	2013	2013
Raw materials	$7,444	$7,128
Work in process	4,137	3,869
Finished goods	3,052	3,847
	$14,633	$14,844

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of September 28, 2013 and June 29, 2013, the Company had reserved for $3.1 million of inventory.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 28,	June 29,
(in thousands)	2013	2013

Accrued compensation	$6,693	$6,029
Income taxes payable	783	655
Sales commissions	277	316
Other accrued expenses	1,696	1,731
	$9,449	$8,731

Pericom moved into its new corporate headquarters during the quarter. As the Company will receive no further benefit from its prior leased facility, the Company recorded a charge of $441,000 in Selling, general and administrative expense for the remaining balance of the associated lease obligations.  These obligations are recorded in Accounts payable and will be settled on or before December 31, 2013 which is the end of the lease term.

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at September 28, 2013 are as follows:

	Months from September 28, 2013
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Operating lease payments	$426	$178	$7	$—	$—	$611
Capital equipment purchase commitments	56	—	—	—	—	56
Facility modifications	26	—	—	—	—	26
Total	$508	$178	$7	$—	$—	$693

The operating lease commitments are primarily facility leases at the Company’s various Asian subsidiaries.

The Company has no purchase obligations other than routine purchase orders as of September 28, 2013. The facility modifications are commitments related to the Company’s new corporate headquarters in Milpitas, California. The purchase, for $7.6 million, closed on August 9, 2012.

7. INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	September 28,	September 29,
	2013	2012
Customer A	25%	18%
Customer B	10%	14%
All others	65%	68%
	100%	100%

	Accounts Receivable
	September 28,	June 29,
	2013	2013
Customer A	26%	28%
Customer B	6%	7%
All others	68%	65%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or Cuba, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended September 28, 2013 and September 29, 2012:

	Net Revenues
	Three Months Ended
	September 28,	September 29,
	2013	2012

China (including Hong Kong)	$15,092	$14,831
Taiwan	9,767	15,382
United States	1,814	1,657
Other (less than 10% each)	5,935	4,879
Total net revenues	$32,608	$36,749

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of September 28, 2013 and June 29, 2013:

	September 28,	June 29,
	2013	2013

China (including Hong Kong)	$34,487	$35,180
Taiwan	13,858	14,120
United States	12,529	10,779
Korea	755	659
Others (less than 10% each)	195	221
Total long-lived assets	$61,824	$60,959

8. STOCK REPURCHASE PROGRAM

On April 26, 2012, the Board authorized a share repurchase program for $25 million of common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the three month period ended September 28, 2013, the Company repurchased 106,645 shares for an aggregate cost of approximately $765,000. During the three month period ended September 29, 2012, the Company repurchased 87,630 shares for an aggregate cost of approximately $708,000. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of September 28, 2013, the Company had approximately $17.2 million of repurchase authority remaining under the 2012 authority.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of September 28, 2013, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At September 28, 2013 the Company had four stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, SaRonix Acquisition Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the four stock incentive plans, the Company has reserved an aggregate of 5.0 million shares of common stock as of September 28, 2013 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended September 28, 2013 and September 29, 2012 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	September 28,	September 29,
	2013	2012
Expected Life	5.9 years	5.9 years
Risk-free interest rate	0.81%	1.13%
Volatility	54%	54%
Dividend Yield	—	—

The weighted average fair value of options granted during the three months ended September 28, 2013 and September 29, 2012 was $3.81 and $4.05, respectively.

The following table summarizes the Company’s stock option activity for the three months ended September 28, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate IntrinsicValue
	(in thousands)		(years)	(in thousands)
Options outstanding at June 29, 2013	2,431	$10.25	4.86	$52

Granted	81	7.65
Exercised	—	—
Cancelled or expired	(20)	10.01
Options outstanding at September 28, 2013	2,492	$10.17	4.79	$142

Options vested and expected to vest at September 28,2013	2,459	$10.20	4.73	$133
Options exercisable at September 28, 2013	2,097	$10.56	4.04	$66

At September 28, 2013, 1.4 million shares were available for future grants under the incentive plans. No options were exercised during the three months ended September 28, 2013.

At September 28, 2013, expected future compensation expense relating to options outstanding is $1.4 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding and exercisable as of September 28, 2013 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of September 28, 2013	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of September 28, 2013	Weighted Average Exercise Price

$4.89	$8.03	633,000	5.68	$7.61	407,000	$7.72
8.10	8.88	521,000	5.36	8.56	383,000	8.51
8.97	10.25	505,000	4.71	9.82	484,000	9.82
10.50	15.45	624,000	3.71	12.33	614,000	12.35
15.73	18.10	209,000	4.13	16.29	209,000	16.29
						10.57
$4.89	$18.10	2,492,000	4.79	$10.17	2,097,000	$10.56

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the three months ended September 28, 2013 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 29, 2013	525	$8.20	1.48	$3,735

Awarded	39	7.46
Released	(61)	8.23
Forfeited	(7)	7.95
RSUs outstanding at September 28, 2013	496	$8.14	1.48	$3,834

RSUs expected to vest after September 28, 2013	450	$8.17	1.44	$3,481

At September 28, 2013, expected future compensation expense relating to RSUs is $2.8 million, which will be amortized to expense over a weighted average remaining recognition period of 2.3 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.7 million remain available at September 28, 2013. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended September 28, 2013 and September 29, 2012. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period.

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

At September 28, 2013, the Company had $19,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended September 28, 2013 and September 29, 2012 generated from the plans described above:

	Three Months Ended
	September 28,	September 29,
(in thousands)	2013	2012

Cost of goods sold	$36	$52
Research and development	297	322
Selling, general and administrative	396	467
Pre-tax share-based compensation expense	729	841
Income tax impact	238	277
Net share-based compensation expense	$491	$564

Share-based compensation by type of award is as follows:

	Three Months Ended
	September 28,	September 29,
(in thousands)	2013	2012

Stock options	$239	$269
Restricted stock units	438	517
Stock purchase plan	52	55
Total share-based compensation expense	$729	$841

The amount of share-based compensation expense capitalized in inventory at September 28, 2013 and June 29, 2013 is immaterial.

10. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of September 28, 2013 was $3,089,000. Of this amount, $2,413,000 would affect the Company’s effective tax rate if recognized. In addition, as of September 28, 2013 the Company had accrued $374,000 for any interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, stock-based compensation from equity grants, and the utilization of research and development tax credits.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2006 through 2012. The Company is currently under examination of the federal tax returns for fiscal 2010 and 2011 by the Internal Revenue Service.

Income Tax Expense

Income tax expense for the three months ended September 28, 2013 and September 29, 2012 was $231,000 and $500,000, respectively, and was comprised of domestic federal and state income tax and foreign income tax. The effective tax rate for the three months ended September 28, 2013 was 41%, which resulted from the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities. The effective tax rate for the three months ended September 29, 2012 was 32%. As of September 28, 2013 and June 29, 2013, the Company has recorded a valuation allowance of $5.1 million against its deferred tax assets.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	September 28,	June 29,
(in thousands)	2013	2013

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,585	$2,525

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first three months of fiscal 2013 and 2012, the Company’s allocated portion of JCP’s results was income of $43,000 and $108,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains or losses on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of September 28, 2013, accumulated other comprehensive income of $11.3 million consists of $11.6 million of accumulated currency translation gains partially offset by $318,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $73,000 tax benefit. As of September 29, 2012, accumulated other comprehensive income of $10.5 million was made up of $9.8 million of accumulated currency translation gains and $1,036,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $371,000 tax provision.

13. SHORT-TERM DEBT

As of September 28, 2013, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has a loan and credit facility in place for equipment purchases or inventory financing of up to $6.7 million, and may make use of this facility from time to time in the future. During the quarter, the Company borrowed $514,000 under this line. All of the borrowed amount was repaid by quarter-end. PSE-TW has pledged $4.3 million in land and buildings as collateral for the loan and credit facility.

14. INDUSTRIAL DEVELOPMENT SUBSIDY

As of September 28, 2013, industrial development subsidies in the amount of $12.8 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at September 28, 2013 was $7.1 million, which is expected to be recognized over the next three to twenty years.

The Company recognized $188,000 and $458,000 of industrial development subsidy as a reduction of cost of goods sold and $46,000 and $45,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended September 28, 2013 and September 29, 2012, respectively.

15. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At September 28, 2013, a summary of investments by major security type is as follows:

	As of September 28, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$13,431	$—	$—	$—	$13,431
Repurchase agreements	823	—	—	—	823
National government and agency securities	3,738	87	(3)	84	3,822
State and municipal bond obligations	4,905	10	(24)	(14)	4,891
Corporate bonds and notes	53,567	97	(410)	(313)	53,254
Asset backed securities	8,960	10	(61)	(51)	8,909
Mortgage backed securities	6,144	21	(45)	(24)	6,120
Total	$91,568	$225	$(543)	$(318)	$91,250

At June 29, 2013 a summary of investments by major security type is as follows:

	As of June 29, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$12,087	$—	$—	$—	$12,087
Repurchase agreements	1,997	—	—	—	1,997
National government and agency securities	4,348	106	(3)	103	4,451
State and municipal bond obligations	3,776	9	(27)	(18)	3,758
Corporate bonds and notes	48,438	71	(716)	(645)	47,793
Asset backed securities	10,063	19	(60)	(41)	10,022
Mortgage backed securities	6,755	26	(50)	(24)	6,731
Total	$87,464	$231	$(856)	$(625)	$86,839

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 28, 2013 and June 29, 2013:

	Continuous Unrealized Losses at September 28, 2013
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
National government and agency securities	$184	$3	$—	$—	$184	$3
State and municipal bond obligations	2,147	24	—	—	2,147	24
Corporate bonds and notes	28,117	336	2,034	74	30,151	410
Asset backed securities	5,700	52	411	9	6,111	61
Mortgage backed securities	2,391	14	208	31	2,599	45
	$38,539	$429	$2,653	$114	$41,192	$543

	Continuous Unrealized Losses at June 29, 2013
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
National government and agency securities	$154	$3	$—	$—	$154	$3
State and municipal bond obligations	2,364	27	—	—	2,364	27
Corporate bonds and notes	36,394	626	4,298	90	40,692	716
Asset backed securities	5,881	51	546	9	6,427	60
Mortgage backed securities	3,616	13	216	37	3,831	50
	$48,409	$720	$5,060	$136	$53,469	$856

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended September 28, 2013 and September 29, 2012, proceeds from sales and maturities of available-for-sale securities were $16.5 million and $33.4 million, respectively, and realized gains were $44,000 and $252,000, respectively.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of September 28, 2013. Securities with maturities over multiple dates are mortgage-backed (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2052.

(in thousands)	September 28, 2013
Contractual Maturities
Less than 12 months	$20,723
One to three years	32,775
Over three years	31,831
Multiple dates	5,921
Total	$91,250

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis.  All of the investments are classified as Level 2 at September 28, 2013. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of September 28, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments
Time deposits	$13,431	$—	$13,431	$—
Repurchase Agreements	823	—	823	—
National government and agency securities	3,823	—	3,823	—
State and municipal bond obligations	4,891	—	4,891	—
Corporate bonds and notes	53,253	—	53,253	—
Asset backed securities	8,909	—	8,909	—
Mortgage backed securities	6,120	—	6,120	—
Total	$91,250	$—	$91,250	$—

The Company had no transfers into or out of Level 2 during the three months ended September 28, 2013.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 28, 2013 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at September 28, 2013.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 29, 2013 (the “Form 10-K”).

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 28,	September 29,
	2013	2012
Net revenues	100.0%	100.0%
Cost of revenues	60.7%	62.1%
Gross profit	39.3%	37.9%
Operating expenses:
Research and development	15.5%	14.5%
Selling, general and administrative	23.6%	20.8%
Total	39.1%	35.3%
Income from operations	0.2%	2.6%
Interest and other income, net	1.5%	1.7%
Income before income taxes	1.7%	4.3%
Income tax expense	0.7%	1.4%
Net income from consolidated companies	1.0%	2.9%
Equity in net income of unconsolidated affiliates	0.1%	0.3%
Net income	1.1%	3.2%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Net revenues	$32,608	$36,749	–11.3%
% of net sales accounted for by top 5 direct customers (1)	47.0%	41.7%

Number of direct customers that each account for more than 10% of net sales	2	2

% of net sales accounted for by top 5 end customers (2)	29.8%	29.1%

Number of end customers that each account for more than 10% of net sales	1	—

(1)

Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEMs”).

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

Net revenues decreased $4.1 million or 11.3% in the first three months of fiscal 2014 versus the first three months of fiscal 2013. Net revenue for IC and FCP products in the first three months of fiscal 2014 versus the first three months of fiscal 2013 reflected:

•

a decrease of $3.0 million or 13.4% in sales of IC products to $19.6 million, and

•

a decrease of $1.1 million or 7.8% in sales of our FCP products to $13.0 million.

The decrease in sales of IC products was primarily driven by declining sales in the PC/notebook market segment.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 28, 2013 and September 29, 2012:

	Three Months Ended
	September 28,	September 29,
	2013	2012
China (including Hong Kong)	46%	40%
Taiwan	30%	42%
United States	6%	5%
Other (less than 10% each)	18%	13%

Total	100%	100%

Over the past several years, sales to China and Taiwan have constituted the majority of our sales. We expect this trend will continue in the future.

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Net revenues	$32,608	$36,749	–11.3%
Gross profit	12,808	13,911	–7.9%
Gross profit as a percentage of net revenues (gross margin)	39.3%	37.9%

The decrease in gross profit in the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 of $1.1 million is the result of:

•

a 11.3% decrease in sales, which led to $1.6 million of decreased gross profit, and

•

a gross margin increase from 37.9% to 39.3%, resulting in a $524,000 improvement in gross profit.

The sales decrease was primarily attributable to soft markets for both IC and FCP products, as described above. The gross margin increase resulted primarily from our initiative to focus on higher-margin opportunities in server, storage, networking, telecom and embedded market segments.

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

During the three months ended September 28, 2013 and September 29, 2012, gross profit and gross margin benefited as a result of the sale of inventory of $108,000 and $40,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Net revenues	$32,608	$36,749	–11.3%
Research and development	5,045	5,323	–5.2%

R&D as a percentage of net revenues	15.5%	14.5%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The expense decrease of $278,000 for the three month period ended September 28, 2013 as compared to the same period of the prior year included decreases of $94,000 in compensation, $95,000 in depreciation and amortization and $76,000 in facilities expenses.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Net revenues	$32,608	$36,749	–11.3%
Selling, general and administrative	7,687	7,639	0.6%

SG&A as a percentage of net revenues	23.6%	20.8%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $48,000 for the three month period ended September 28, 2013 as compared to the same period of the prior year is attributable primarily to expenditures of $550,000 in lease restructuring and moving costs related to the relocation of corporate headquarters, partially offset by decreased expenditures of $174,000 for outside consultants, $99,000 in compensation, $98,000 in facility expenses, $64,000 for depreciation and amortization, and $51,000 in travel and entertainment expenses.

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

Interest and Other Income, Net

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Interest income	$635	$854	–25.6%
Other income (expense)	47	4	NM
Foreign exchange transaction gain (loss)	(196)	(223)	–12.1%
Interest and other income, net	$486	$635	–23.5%
NM = not meaningful

Interest and other income for the three month period ended September 28, 2013 decreased $149,000 as compared with the same period of the prior year due primarily to somewhat lower returns and realized gains on invested balances this year, partially offset by an increase in other income and reductions in foreign exchange losses.

Income Tax Expense

	Three Months Ended
	September 28,	September 29,	%
(in thousands)	2013	2012	Change

Pre-tax income	$562	$1,584	–64.5%
Income tax expense	231	500	–53.8%

Effective tax rate	41.1%	31.6%

The increase in the effective tax rate for the three months ended September 28, 2013 as compared with the same period of the prior year is due primarily to the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities.

Our effective tax rate may differ from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, stock-based compensation from equity grants, and the utilization of research and development tax credits.

Equity in Net Income of Unconsolidated Affiliate

Equity in net income of unconsolidated affiliate consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three month periods ended September 28, 2013 and September 29, 2012, the Company’s allocated portion of JCP’s results was income of $43,000 and $108,000, respectively.

Liquidity and Capital Resources

As of September 28, 2013, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $116.2 million as compared with $117.7 million on June 29, 2013.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At September 28, 2013, unrealized losses on marketable securities net of tax benefit were $245,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 28, 2013 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at September 28, 2013.

As of September 28, 2013, $25.0 million was classified as cash and cash equivalents compared with $30.8 million as of June 29, 2013. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the three month period ended September 28, 2013, we spent approximately $1.2 million on property and equipment, compared to $8.6 million for the three month period ended September 29, 2012, which included $7.6 million for our new headquarters facility. We generated approximately $635,000 of interest income for the three month period ended September 28, 2013, as compared with $854,000 of interest income for the three month period ended September 29, 2012. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $47,000 for the three months ended September 28, 2013 was primarily the result of $374,000 of net income and the addition of non-cash expenses of $2.7 million in depreciation and amortization, $729,000 of share-based compensation expense, and $109,000 of tax benefit from stock option transactions, partially offset by deductions of a $44,000 gain on sale of investments in marketable securities and $43,000 equity in net income of unconsolidated affiliate. An additional contribution to cash included reductions of $341,000 in inventories and $144,000 in other assets, and an increase of $501,000 in accrued liabilities. Such contributions were partially offset by increases of $2.3 million in accounts receivable and $212,000 in prepaid expenses and other current assets, and decreases of $2.2 million in accounts payable. Our net cash provided by operating activities was $1.9 million in the three months ended September 29, 2012.

Our cash used in investing activities of $5.3 million for the three months ended September 28, 2013 was the result of purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $4.1 million, and additions to property and equipment of approximately $1.2 million. Our cash provided by investing activities was $3.9 million for the three months ended September 29, 2012.

Our cash used in financing activities for the three months ended September 28, 2013 of $765,000 was the result of expenditures for the repurchase of our common stock. Our cash provided by financing activities was $765,000 for the three months ended September 29, 2012.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 28, 2013 are as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease payments	$611	$426	$185	$—		$—
Capital equipment purchase obligations	56	56	—	—		—
Facility modifications	26	26	—	—		—
Total obligations	$693	$508	$185	$—	$	$—

The operating lease commitments are primarily facility leases at our various Asian subsidiaries.

We have no purchase obligations other than routine purchase orders as of September 28, 2013.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and require us to make our most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision and net income; impairment of intangible assets and investments, which impacts the intangible asset and investment accounts; and stock-based compensation, which impacts costs of goods sold and operating expenses. These policies and the estimates and judgments involved are discussed further below.

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the three months ended September 28, 2013, the majority of our revenues were from sales to distributors.

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

IMPAIRMENT OF INTANGIBLE ASSETS. We perform an impairment review of our intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our intangible assets existed as of September 28, 2013. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 28, 2013 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $91.2 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At September 28, 2013, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized losses net of tax of $245,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

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

•

the impairment of our intangible assets or other long-lived assets; and

•

fluctuations in our effective tax rate from quarter to quarter.

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

The semiconductor industry is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence leading to excess and obsolete inventory writedowns (for further detail, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Inventory). If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

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

In 2011 and 2012, concerns over European sovereign debt and the ability of countries to borrow funds have again raised questions about the loan portfolios of large international banks, and low economic growth rates have increased the possibility of an economic downturn. In 2013, our sales were again down from the prior year due to continued economic softness in many parts of the world and only tepid growth in others. There could be a number of effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to intangible assets, long-term assets, investments and marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the three months ended September 28, 2013 and September 29, 2012. As a percentage of net revenues, sales to our top five direct customers during the three months ended September 28, 2013 and September 29, 2012 totaled 47% and 42%, respectively.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 28, 2013 and September 29, 2012, sales to our domestic and international distributors were approximately 67% and 66% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

Any failure to manage these challenges could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows. For further detail on credits, return rights and price protection, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Revenue Recognition.

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

U. S. GAAP accounting compliance.

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

In the three months ended September 28, 2013, we generated approximately 92%, 6% and 2% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In the three months ended September 29, 2012, we generated approximately 93%, 5% and 2% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2012, the Board authorized a share repurchase program for $25 million of our common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended September 28, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
July, 2013	—	—	—	$17,927,870
August, 2013	65,362	7.19	65,362	17,458,074
September, 2013	41,283	7.14	41,283	17,163,188
Total	106,645	$7.17	106,645	$17,163,188

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

Pericom Semiconductor Corporation

(Registrant)

Date: October 31, 2013	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Aaron Tachibana
Aaron Tachibana
Chief Financial Officer