Form 10-Q
period 2013-12-28
PERICOM SEMICONDUCTOR CORP
filed 2014-01-30
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Yes ☐

No ☒

As of January 28, 2014 the Registrant had outstanding 22,822,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 28, 2013

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 28,	June 29,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$30,270	$30,844
Short-term investments in marketable securities	49,648	29,447
Accounts receivable
Trade (net of reserves and allowances of $2,353 and $2,511)	23,967	22,105
Other receivables	2,806	3,181
Inventories	13,294	14,844
Prepaid expenses and other current assets	3,238	2,705
Deferred income taxes	474	585
Total current assets	123,697	103,711

Property, plant and equipment – net	60,550	60,959
Investments in unconsolidated affiliates	2,617	2,525
Deferred income taxes – non-current	3,290	3,411
Long-term investments in marketable securities	37,952	57,392
Intangible assets (net of accumulated amortization of $11,509 and $9,879)	8,503	9,944
Other assets	8,319	8,625
Total assets	$244,928	$246,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,693	$12,184
Accrued liabilities	9,315	8,731
Total current liabilities	18,008	20,915

Industrial development subsidy	6,870	7,263
Deferred income taxes	5,799	5,798
Noncurrent tax liabilities	1,864	2,788
Other long-term liabilities	903	912
Total liabilities	33,444	37,676

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 28, 2013, 22,813,000; June 29, 2013, 22,813,000	119,775	119,591
Retained earnings	80,679	79,080
Accumulated other comprehensive income, net of tax	11,030	10,220
Total shareholders' equity	211,484	208,891
Total liabilities and shareholders' equity	$244,928	$246,567

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 29,	December 29,
	2013	2012	2012	2012

Net revenues	$32,040	$30,433	$64,648	$67,182
Cost of revenues	19,820	19,239	39,620	42,077
Gross profit	12,220	11,194	25,028	25,105
Operating expenses:
Research and development	5,274	5,097	10,319	10,420
Selling, general and administrative	7,126	7,532	14,813	15,171
Total operating expenses	12,400	12,629	25,132	25,591
Loss from operations	(180)	(1,435)	(104)	(486)
Interest and other income, net	1,047	795	1,533	1,430
Income (loss) before income taxes	867	(640)	1,429	944
Income tax expense (benefit)	(331)	4,756	(100)	5,256
Net income (loss) from consolidated companies	1,198	(5,396)	1,529	(4,312)
Equity in net income of unconsolidated affiliates	27	57	70	165
Net income (loss)	$1,225	$(5,339)	$1,599	$(4,147)
Basic income (loss) per share	$0.05	$(0.23)	$0.07	$(0.18)
Diluted income (loss) per share	$0.05	$(0.23)	$0.07	$(0.18)
Shares used in computing basic income (loss) per share	22,800	23,515	22,797	23,529
Shares used in computing diluted income (loss) per share	23,019	23,515	22,985	23,529

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Net income (loss)	$1,225	$(5,339)	$1,599	$(4,147)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net	(2)	(319)	305	338
Foreign currency translation adjustment	(319)	599	626	1,073
Tax benefit (provision) related to other comprehensive income	7	97	(121)	(89)
Other comprehensive income (loss), net of tax	(314)	377	810	1,322
Comprehensive income (loss)	$911	$(4,962)	$2,409	$(2,825)

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended
	December 28, 2013	December 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,599	$(4,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,218	5,584
Share-based compensation	1,480	1,701
Tax benefit resulting from stock option transactions	376	300
Excess tax benefit resulting from stock option transactions	(13)	(3)
Gain on sale of investments	(81)	(548)
Write-off of property and equipment	252	217
Equity in net income of unconsolidated affiliates	(70)	(165)
Deferred taxes	95	(259)
Changes in assets and liabilities:
Accounts receivable	(1,507)	5,230
Inventories	1,702	781
Prepaid expenses and other current assets	(533)	1,182
Other assets	300	(76)
Accounts payable	(3,773)	(6,334)
Accrued liabilities	138	2,223
Other long-term liabilities	(902)	706
Net cash provided by operating activities	4,281	6,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,067)	(9,903)
Purchase of available-for-sale investments	(30,078)	(46,465)
Maturities and sales of available-for-sale investments	29,643	56,130
Net cash used in investing activities	(3,502)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,837	420
Proceeds from short-term debt	514	3,161
Payments on short-term debt	(514)	(3,265)
Excess tax benefit resulting from stock option transactions	13	3
Repurchase of common stock	(3,137)	(1,830)
Net cash used in financing activities	(1,287)	(1,511)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(66)	790
NET CHANGE IN CASH AND CASH EQUIVALENTS	(574)	5,433
CASH AND CASH EQUIVALENTS:
Beginning of period	30,844	24,283
End of period	$30,270	$29,716

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 28, 2013, the results of operations for the three and six months ended December 28, 2013 and December 29, 2012 and cash flows for the six months ended December 28, 2013 and December 29, 2012. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2013.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six months ended December 28, 2013 are not necessarily indicative of the results to be expected for the entire year. The three and six month periods ended December 28, 2013 and December 29, 2012 each had 13 and 26 week periods, respectively.

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

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	December 28, 2013			June 29, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$6,096	$(3,440)	$2,656	$6,032	$(2,912)	$3,120
Core developed technology	13,474	(8,026)	5,448	13,349	(6,924)	6,425

Total amortizable purchased intangible assets	19,570	(11,466)	8,104	19,381	(9,836)	9,545

SaRonix trade name	399	—	399	399	—	399

Total purchased intangible assets	$19,969	$(11,466)	$8,503	$19,780	$(9,836)	$9,944

Amortization expense related to finite-lived purchased intangible assets was approximately $747,000 and $1.5 million for the three and six month periods ended December 28, 2013 and $772,000 and $1.5 million for the three and six month periods ended December 29, 2012, respectively.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of December 28, 2013. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships and existing and core technology, which have remaining useful lives from one to five years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from December 28, 2013
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Over 60 Months	Total
Customer relationships	$996	$996	$664	$—	$—	$—	$2,656
Core developed technology	1,928	1,928	1,484	108	—	—	5,448
	$2,924	$2,924	$2,148	$108	$—	$—	$8,104

3. INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for the three and six month periods ended December 28, 2013 and December 29, 2012 are computed as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(in thousands, except per share data)	2013	2012	2013	2012

Net income (loss)	$1,225	($5,339)	$1,599	($4,147)
Computation of common shares outstanding – basic earnings (loss) per share:
Weighted average shares of common stock	22,800	23,515	22,797	23,529

Basic income (loss) per share	$0.05	($0.23)	$0.07	($0.18)

Computation of common shares outstanding – diluted income (loss) per share:
Weighted average shares of common stock	22,800	23,515	22,797	23,529
Dilutive shares using the treasury stock method	219	—	188	—
Shares used in computing diluted income (loss) per share	23,019	23,515	22,985	23,529

Diluted income (loss) per share	$0.05	($0.23)	$0.07	($0.18)

Options to purchase 1,880,000 and 2,123,000 shares of common stock, and restricted stock units of 105 and 2,300 were outstanding during the three and six months ended December 28, 2013 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. Options to purchase 2,557,000 and 2,513,000 shares of common stock, and restricted stock units of 616,000 and 613,000 were outstanding during the three and six months ended December 29, 2012 respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method. As the Company incurred a net loss for the three and six months ended December 29, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive in nature.

4. INVENTORIES

Inventories consist of:

	December 28,	June 29,
(in thousands)	2013	2013

Raw materials	$6,730	$7,128
Work in process	3,240	3,869
Finished goods	3,324	3,847
	$13,294	$14,844

The Company considers raw material inventory obsolete and reserves it if the raw material has not moved in 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 28, 2013, the Company had reserved for $2.8 million of inventory as compared to $3.1 million at June 29, 2013.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 28,	June 29,
(in thousands)	2013	2013

Accrued compensation	$6,567	$6,029
Income taxes payable	692	655
Sales commissions	282	316
Other accrued expenses	1,774	1,731
	$9,315	$8,731

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at December 28, 2013 are as follows:

	Months from December 28, 2013
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	36-48 Months	48-60 Months	Total
Operating lease payments	$391	$116	$4	$—	$—	$511
Capital equipment purchase commitments	3	—	—	—	—	3
Facility modifications	38	—	—	—	—	38
Total	$432	$116	$4	$—	$—	$552

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

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Customer A	25%	16%	25%	17%
Customer B	10%	12%	10%	13%
All others	65%	72%	65%	70%
	100%	100%	100%	100%

	Accounts Receivable
	December 28,	June 29,
	2013	2013
Customer A	28%	28%
Customer B	6%	7%
All others	66%	65%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or Cuba, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and six month periods ended December 28, 2013 and December 29, 2012:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

China (including Hong Kong)	$14,563	$15,259	$29,655	$30,090
Taiwan	9,621	9,704	19,388	25,086
United States	1,353	1,382	3,168	3,039
Other (less than 10% each)	6,503	4,088	12,437	8,967
Total net revenues	$32,040	$30,433	$64,648	$67,182

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of December 28, 2013 and June 29, 2013:

	December 28,	June 29,
	2013	2013

China (including Hong Kong)	$33,838	$35,180
Taiwan	13,257	14,120
United States	12,555	10,779
Korea	763	659
Others (less than 10% each)	137	221
Total long-lived assets	$60,550	$60,959

8. STOCK REPURCHASE PROGRAM

On April 26, 2012, the Board authorized a share repurchase program for $25 million of common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the six month period ended December 28, 2013, the Company repurchased 375,696 shares for an aggregate cost of approximately $3.1 million. During the six month period ended December 29, 2012, the Company repurchased 237,831 shares for an aggregate cost of approximately $1.8 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of December 28, 2013, the Company had approximately $14.8 million of repurchase authority remaining under the 2012 authority.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of December 28, 2013, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 28, 2013 the Company had three stock incentive plans and an employee stock purchase plan, consisting of the 1995 Stock Option Plan, 2001 Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the three stock incentive plans, the Company has reserved an aggregate of 4.7 million shares of common stock as of December 28, 2013 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended December 28, 2013 and December 29, 2012 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Expected Life	5.9 years	5.9 years
Risk-free interest rate	1.23%	1.13%
Volatility	54%	54%
Dividend Yield	-	-

The weighted average fair value of options granted during the three months ended December 28, 2013 and December 29, 2012 was $4.56 and $4.39, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 28, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 29, 2013	2,431	$ 10.25	4.86	$ 52

Granted	101	7.92
Exercised	(176)	8.28
Cancelled or expired	(78)	9.61
Options outstanding at December 28, 2013	2,278	$ 10.32	4.53	$ 925

Options vested and expected to vest at December 28, 2013	2,246	$ 10.36	4.46	$ 888
Options exercisable at December 28, 2013	1,953	$ 10.71	3.82	$ 592

At December 28, 2013, 1.0 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the six months ended December 28, 2013 was $161,000.

At December 28, 2013, expected future compensation expense relating to options outstanding is $1.3 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding and exercisable as of December 28, 2013 is as follows:

			Options Outstanding		Exercisable Options
Range of Exercise Prices		Number Outstanding as of December 28, 2013	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of December 28, 2013	Weighted Average Exercise Price

$ 4.89	$ 8.03	541,000	5.63	$ 7.56	356,000	$ 7.69
8.10	9.11	458,000	5.43	8.60	326,000	8.54
9.17	10.50	523,000	3.58	9.94	522,000	9.94
10.68	15.45	547,000	3.82	12.57	540,000	12.58
15.73	18.10	209,000	3.88	16.29	209,000	16.29
$ 4.89	$ 18.10	2,278,000	4.53	$ 10.32	1,953,000	$ 10.71

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs for the six months ended December 28, 2013 is presented below:

	Shares	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 29, 2013	525	$ 8.20	1.48	$ 3,735

Awarded	344	8.44
Released	(130)	8.55
Forfeited	(32)	8.44
RSUs outstanding at December 28, 2013	707	$ 8.24	1.86	$ 6,332

RSUs expected to vest after December 28, 2013	608	$ 8.24	1.76	$ 5,444

At December 28, 2013, expected future compensation expense relating to RSUs is $4.5 million, which will be amortized to expense over a weighted average remaining recognition period of 3.0 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.6 million remain available at December 28, 2013. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During the first six months of fiscal years 2014 and 2013, the Company issued 69,399 and 56,809 shares of common stock under the Stock Purchase Plan at weighted average prices of $5.51 and $6.57, respectively. The weighted average fair value of the awards for the first six months of fiscal 2014 and 2013 were $1.65 and $1.77 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation under the Stock Purchase Plan:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Expected Life	6 months	6 months
Risk-free interest rate	0.08%	0.15%
Volatility	26%	35%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 28, 2013:

	Shares	Weighted Average Purchase Price

Beginning Available	1,710,525
Purchases	(69,399)	$5.51

Ending Available	1,641,126

At December 28, 2013, the Company had $67,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next 4 months.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 28, 2013 and December 29, 2012 generated from the plans described above:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(In thousands)	2013	2012	2013	2012

Cost of revenues	$ 50	$ 43	$ 86	$ 95
Research and development	313	333	610	655
Selling, general and administrative	388	484	784	951
Pre-tax share-based compensation expense	751	860	1,480	1,701
Income tax impact	(246)	(284)	(484)	(561)
Net share-based compensation expense	$ 505	$ 576	$ 996	$ 1,140

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(In thousands)	2013	2012	2013	2012

Stock options	$ 178	$ 269	$ 417	$ 538
Restricted stock units	521	538	959	1,055
Stock purchase plan	52	53	104	108
Total share-based compensation expense	$ 751	$ 860	$ 1,480	$ 1,701

The amount of share-based compensation expense capitalized in inventory at December 28, 2013 and June 29, 2013 is immaterial.

10. INCOME TAXES

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of December 28, 2013 was $2,246,000. $1,569,000 of this amount would affect the Company’s tax rate if recognized. In addition, as of December 28, 2013 the Company had accrued $187,000 of accumulated interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2006 through 2012. The Internal Revenue Service recently completed their examination of the federal tax returns for fiscal 2010 and 2011, and the Company made additional tax payments of approximately $192,000 for the two years.

Income Tax Expense

Income tax expense (benefit) for the six months ended December 28, 2013 and December 29, 2012 was ($100,000) and $5.3 million, respectively, and was comprised of foreign income taxes as well as domestic federal and state income tax and including the benefit from the release of tax reserves accrued under ASC 740-10. The income tax expense for the six months ended December 29, 2012 included a $5.0 million tax provision resulting from the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions. As of December 28, 2013, the Company has recorded a valuation allowance of $5.1 million against its deferred tax assets.

 11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	December 28,	June 29,
(in thousands)	2013	2013

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$ 2,617	$ 2,525

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first six months of fiscal 2014 and 2013, the Company’s allocated portion of JCP’s results was income of $70,000 and $165,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of December 28, 2013, accumulated other comprehensive income of $11.0 million consists of $11.3 million of accumulated currency translation gains partially offset by $319,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $79,000 tax benefit. As of December 29, 2012, accumulated other comprehensive income of $10.9 million is made up of $717,000 of unrealized gains on available-for-sale investments, which was recorded net of taxes of $274,000, and $10.5 million of accumulated currency translation gains.

13. SHORT-TERM DEBT

As of December 28, 2013, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has a loan and credit facility in place for equipment purchases or inventory financing of up to $6.7 million, and may make use of this facility from time to time in the future. PSE-TW has pledged $4.3 million in land and buildings as collateral for the loan and credit facility.

14. INDUSTRIAL DEVELOPMENT SUBSIDY

As of December 28, 2013, industrial development subsidies in the amount of $12.9 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at December 28, 2013 was $6.9 million, which amount is expected to be recognized over the next three to twenty years.

The Company recognized $189,000 and $460,000 of industrial development subsidy as a reduction of cost of goods sold and $47,000 and $46,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended December 28, 2013 and December 29, 2012, respectively. The Company recognized $377,000 and $918,000 of industrial development subsidy as a reduction of cost of goods sold and $93,000 and $91,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the six month periods ended December 28, 2013 and December 29, 2012, respectively.

15. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. The Company classifies its available-for-sale securities as current or noncurrent based on each security’s attributes. At December 28, 2013, a summary of investments by major security type is as follows:

	As of December 28, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$ 13,835	$ -	$ -	$ -	$ 13,835
Repurchase agreements	827	-	-	-	827
National government and agency securities	3,667	84	(3)	81	3,748
State and municipal bond obligations	5,927	6	(39)	(33)	5,894
Corporate bonds and notes	50,163	93	(411)	(318)	49,845
Asset backed securities	9,647	17	(50)	(33)	9,614
Mortgage backed securities	3,854	8	(25)	(17)	3,837
Total	$ 87,920	$ 208	$ (528)	$ (320)	$ 87,600

At June 29, 2013 a summary of investments by major security type is as follows:

	As of June 29, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$ 12,087	$ -	$ -	$ -	$ 12,087
Repurchase agreements	1,997	-	-	-	1,997
National government and agency securities	4,348	106	(3)	103	4,451
State and municipal bond obligations	3,776	9	(27)	(18)	3,758
Corporate bonds and notes	48,438	71	(716)	(645)	47,793
Asset backed securities	10,063	19	(60)	(41)	10,022
Mortgage backed securities	6,755	26	(50)	(24)	6,731
Total	$ 87,464	$ 231	$ (856)	$ (625)	$ 86,839

The above investments are included in short-term and long-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 28, 2013 and June 29, 2013:

	Continuous Unrealized Losses at December 28, 2013
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

National government and agency securities	$ 204	$ 3	$ -	$ -	$ 204	$ 3
State and municipal bond obligations	3,877	39	-	-	3,877	39
Corporate bonds and notes	26,927	322	1,961	89	28,888	411
Asset backed securities	4,703	41	872	9	5,575	50
Mortgage backed securities	2,310	19	82	6	2,392	25
	$ 38,021	$ 424	$ 2,915	$ 104	$ 40,936	$ 528

	Continuous Unrealized Losses at June 29, 2013
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

National government and agency securities	$ 154	$ 3	$ -	$ -	$ 154	$ 3
State and municipal bond obligations	2,364	27	-	-	2,364	27
Corporate bonds and notes	36,394	626	4,298	90	40,692	716
Asset backed securities	5,881	51	546	9	6,427	60
Mortgage backed securities	3,616	13	216	37	3,831	50
	$ 48,409	$ 720	$ 5,060	$ 136	$ 53,469	$ 856

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the six months ended December 28, 2013 and December 29, 2012, proceeds from sales and maturities of available-for-sale securities were $13.1 million and $56.1 million, respectively, and realized gains were $79,000 and $548,000, respectively.

The following table lists the fair market value of the Company’s short- and long-term investments by length of time to maturity as of December 28, 2013. Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

(in thousands)	December 28, 2013
Contractual Maturities
Less than 12 months	$ 20,918
One to three years	27,765
Over three years	32,721
Multiple dates	6,196
Total	$ 87,600

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. All of the investments are classified as Level 2 at December 28, 2013. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of December 28, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments (1)
Time deposits	$ 13,835	$ -	$ 13,835	$ -
Repurchase Agreements	4,455	-	4,455	-
National government and agency securities	3,748	-	3,748	-
State and municipal bond obligations	5,894	-	5,894	-
Corporate bonds and notes	49,845	-	49,845	-
Asset backed securities	9,614	-	9,614	-
Mortgage backed securities	3,837	-	3,837	-
Total	$ 91,228	$ -	$ 91,228	$ -

(1)

$3,628 of the repurchase agreements are included in cash and cash equivalents; the balance of the investments are included in short-term and long-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the six months ended December 28, 2013.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 28, 2013 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 28, 2013.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.9%	63.2%	61.3%	62.6%
Gross profit	38.1%	36.8%	38.7%	37.4%
Operating expenses:
Research and development	16.5%	16.7%	16.0%	15.5%
Selling, general and administrative	22.2%	24.8%	22.9%	22.6%
Total operating expenses	38.7%	41.5%	38.9%	38.1%
Loss from operations	(0.6)%	(4.7)%	(0.2)%	(0.7)%
Interest and other income, net	3.3%	2.6%	2.4%	2.1%
Income (loss) before income taxes	2.7%	(2.1)%	2.2%	1.4%
Income tax expense (benefit)	(1.0)%	15.6%	(0.2)%	7.8%
Net income (loss) from consolidated companies	3.7%	(17.7)%	2.4%	(6.4)%
Equity in net income of unconsolidated affiliates	0.1%	0.2%	0.1%	0.2%
Net income (loss)	3.8%	(17.5)%	2.5%	(6.2)%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
(In thousands)	December 28,	December 29,	%	December 28,	December 29,	%
	2013	2012	Change	2013	2012	Change
Net revenues	$ 32,040	$ 30,433	5.3%	$ 64,648	$ 67,182	-3.8%
% of net sales accounted for by top 5 direct customers (1)	47.8%	40.7%		48.1%	41.3%

Number of direct customers that each account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end customers (2)	32.6%	29.5%		31.3%	30.0%

Number of end customers that each account for more than 10% of net sales	1	1		1	0

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

Net revenues increased $1.6 million or 5.3% in the second quarter of fiscal 2014 versus the second quarter of fiscal 2013. Net revenues for IC and FCP products in the second quarter of fiscal 2014 versus the second quarter of fiscal 2013 reflected:

•	an increase of $1.8 million or 10.1% in sales of IC products to $19.9 million, and
•	a decrease of $227,000 or 1.8% in sales of our FCP products to $12.1 million.

Net revenues decreased $2.5 million or 3.8% in the first half of fiscal 2014 versus the first half of fiscal 2013. This decrease reflects changes in IC and FCP product sales as follows:

•	a decrease of $1.2 million or 3.0% in sales of IC products to $39.5 million, and
•	a decrease of $1.3 million or 5.0% in sales of our FCP products to $25.1 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six months ended December 28, 2013 and December 29, 2012:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
China (including Hong Kong)	46%	50%	46%	45%
Taiwan	30%	32%	30%	37%
United States	4%	5%	5%	5%
Other (less than 10% each)	20%	13%	19%	13%

Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	December 28,	December 29,	%	December 28,	December 29,	%
(In thousands)	2013	2012	Change	2013	2012	Change

Net revenues	$ 32,040	$ 30,433	5.3%	$ 64,648	$ 67,182	-3.8%
Gross profit	12,220	11,194	9.2%	25,028	25,105	-0.3%
Gross profit as a percentage of net revenues (gross margin)	38.1%	36.8%		38.7%	37.4%

The increase in gross profit in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 of $1,026,000 is primarily the result of:

•	a 5.3% increase in sales, which led to $613,000 of increased gross profit, and
•	a gross margin increase from 36.8% to 38.1%, resulting in a $413,000 increase in gross profit.

The decrease in gross profit in the first half of fiscal 2014 as compared to the first half of fiscal 2013 of $77,000 is primarily the result of:

•	a 3.8% decrease in sales, which led to $981,000 of decreased gross profit, and
•	a gross margin increase from 37.4% to 38.7%, resulting in a $904,000 increase in gross profit.

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

During the three and six months ended December 28, 2013, gross profit and gross margin benefited as a result of the sale of inventory of $80,000 and $187,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $108,000 and $148,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	December 28,	December 29,	%	December 28,	December 29,	%
(In thousands)	2013	2012	Change	2013	2012	Change

Net revenues	$ 32,040	$ 30,433	5.3%	$ 64,648	$ 67,182	-3.8%
Research and development	5,274	5,097	3.5%	10,319	10,420	-1.0%

R&D as a percentage of net revenues	16.5%	16.7%		16.0%	15.5%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $177,000 expense increase for the three month period ended December 28, 2013 as compared to the same period of the prior year is primarily attributable to increases of $249,000 in compensation expenditures and $257,000 for masks, fabrication and assembly, partially offset by decreases of $263,000 in facilities expenses and $67,000 for consultants. The $101,000 expense reduction for the six month period ended December 28, 2013 as compared to the same period of the prior year is primarily attributable to decreases of $454,000 in facilities expenses and $115,000 for consultants, partially offset by increases of $156,000 in compensation expenditures and $287,000 for masks, fabrication and assembly.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 28,	December 29,	%	December 28,	December 29,	%
(In thousands)	2013	2012	Change	2013	2012	Change

Net revenues	$ 32,040	$ 30,433	5.3%	$ 64,648	$ 67,182	-3.8%
Selling, general and administrative	7,126	7,532	-5.4%	14,813	15,171	-2.4%

SG&A as a percentage of net revenues	22.2%	24.7%		22.9%	22.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense decrease of approximately $406,000 for the three month period ended December 28, 2013 as compared to the same period of the prior year is attributable primarily to decreases of $377,000 for facilities expenses and

$348,000 for consultants, partially offset by increased charges of $293,000 in compensation expenses. The expense decrease of approximately $358,000 for the six month period ended December 28, 2013 as compared to the same period of the prior year is attributable primarily to decreases of $318,000 for facilities expenses and $470,000 for consultants, partially offset by increased charges of $415,000 in compensation expenses.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	December 28,	December 29,	%	December 28,	December 29,	%
(In thousands)	2013	2012	Change	2013	2012	Change

Interest income	$ 667	$ 892	-25.2%	$ 1,301	$ 1,745	-25.4%
Other income (expense)	14	(110)		63	(105)
Exchange gain (loss)	366	13		169	(210)
Interest and other income	$ 1,047	$ 795	31.7%	$ 1,533	$ 1,430	7.2%

Interest and other income, net for the three month period ended December 28, 2013 increased $252,000 as compared with the same period of the prior year due primarily to a $353,000 increase in exchange gains and a $124,000 increase in other income, partially offset by $225,000 reduction in interest income and realized gains on sales and maturities of investments. Interest and other income, net for the six month period ended December 28, 2013 increased $103,000 as compared with the same period of the prior year due primarily to a $379,000 shift from an exchange loss last year to an exchange gain this year and a $168,000 increase in other income, partially offset by a $444,000 decrease in interest income and realized gains on sales and maturities of investments.

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
(In thousands)	2013	2012	2013	2012

Pre-tax income (loss)	$ 867	$ (640)	$ 1,429	$ 944
Income tax expense (benefit)	(331)	4,756	(100)	5,256

Effective tax rate	-38%	-743%	-7%	557%

The income tax benefit for the three and six months ended December 28, 2013 was comprised of foreign income taxes as well as domestic federal and state income tax and including the benefit from the release of tax reserves accrued under ASC 740-10. Excluding the benefit amount, the effective tax rate for the three and six months ended December 28, 2013 was 47% and 45%, respectively, which resulted from the changes in forecasted income and the allocation of earnings between different tax jurisdictions.

The income tax expense for the three and six months ended December 29, 2012 included a $5.0 million tax provision resulting from the intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions. Excluding this amount, the effective tax rate for the three and six months ended December 29, 2012 would have been 36% and 28%, respectively.

Our effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and six month periods ended December 28, 2013, the Company’s allocated portion of JCP’s results was income of $27,000 and $70,000, respectively, as compared with income of $57,000 and $165,000 for the three and six month periods ended December 29, 2012, respectively.

Liquidity and Capital Resources

As of December 28, 2013, our principal sources of liquidity included cash, cash equivalents and short-term and long-term investments of approximately $117.9 million as compared with $117.7 million on June 29, 2013.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 28, 2013, net unrealized losses on marketable securities net of taxes were $240,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 28, 2013 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at December 28, 2013.

As of December 28, 2013, $30.3 million was classified as cash and cash equivalents compared with $30.8 million as of June 29, 2013. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the six month period ended December 28, 2013, we spent approximately $3.1 million on property and equipment compared to $9.9 million for the six month period ended December 29, 2012. We generated approximately $1.3 million of interest income for the six month period ended December 28, 2013, as compared with $1.7 million of interest income for the six month period ended December 29, 2012, with the difference primarily attributable to reduced realized gains on sales of investments. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $4.3 million for the six months ended December 28, 2013 was primarily the result of net income of $1.6 million, non-cash expenses of $5.2 million in depreciation and amortization, $1.5 million of share-based compensation expense, $376,000 tax benefit from stock option transactions and $252,000 write-off of property and equipment, partially offset by $81,000 gain on sale of investments in marketable securities and $70,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $1.7 million in inventory and $300,000 in other assets and increases of $138,000 in accrued liabilities. Such contributions were partially offset by increases of $1.5 million in accounts receivable, $533,000 in prepaid expenses and other current assets and decreases of $3.8 million in accounts payable and $902,000 in other long-term liabilities. Our net cash provided by operating activities was $6.4 million in the six months ended December 29, 2012.

Our cash used in investing activities of $3.5 million for the six months ended December 28, 2013 was the result of additions to property and equipment of approximately $3.1 million and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $435,000. Our cash used in investing activities was $238,000 for the six months ended December 29, 2012.

Our cash used in financing activities for the six months ended December 28, 2013 of $1.3 million was primarily the result of using $3.1 million for repurchase of our common stock, partially offset by $1.8 million of proceeds from common stock issuance under our employee stock plans. Our cash used in financing activities was $1.5 million for the six months ended December 29, 2012.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 28, 2013 are as follows:

		Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating leases	$ 511	$ 391	$ 120	$ -	$ -
Capital equipment purchase commitments	3	3	-	-	-
Facility modifications	38	38	-	-	-
Total obligations	$ 552	$ 432	$ 120	$ -	$ -

The operating lease commitments are primarily facility leases at the Company’s various Asian subsidiaries.

The Company has no purchase obligations other than routine purchase orders as of December 28, 2013. The facility modifications are commitments related to the Company’s new corporate headquarters in Milpitas, California. The purchase, for $7.6 million, closed on August 9, 2012.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 28, 2013, the majority of our revenues were from sales to distributors.

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

IMPAIRMENT OF INTANGIBLE ASSETS. We perform an impairment review of our intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our intangible assets existed as of December 28, 2013. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 28, 2013 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $87.6 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 28, 2013, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized losses net of tax of $240,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any inability or unwillingness of our wafer suppliers to provide adequate quantities of finished wafers to meet our needs in a timely manner would delay our production and product shipments and seriously harm our business. In the past, a wafer supplier shut down one of their production facilities used to manufacture our products. We transitioned the production of these products to different facilities. The transfer of production to other facilities subjects us to the above listed risks as well as potential yield or other production problems, which could arise as a result of any change.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 required the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. We are required to file our initial report with the SEC in May, 2014. There will be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products. In addition, depending on the outcome of such verification activities, there may be costs of remediation and other changes to products, processes, or sources of supply.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 101 patents covering certain aspects of our product designs and have nine additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate. In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate. Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. The Internal Revenue Service recently completed their examination of the federal tax returns for fiscal 2010 and 2011, and the Company made additional tax payments of approximately $192,000 for the two years.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the six months ended December 28, 2013 and December 29, 2012. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 28, 2013 and December 29, 2012 totaled 48% and 41%, respectively.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 28, 2013 and December 29, 2012, sales to our domestic and international distributors were approximately 68% and 67% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the six months ended December 28, 2013 and December 29, 2012, we generated approximately 93%, 5% and 2% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent a significant portion of net revenues. We intend to continue the expansion of our sales efforts outside the United States. This expansion will require significant management attention and financial resources and further subject us to international operating risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2008, our Board of Directors authorized the repurchase of $30 million worth of common stock, and on April 26, 2012, the Board authorized an additional share repurchase program for $25 million of common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended December 28, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
October, 2013	29,035	$ 7.26	29,035	$ 16,952,520
November, 2013	121,052	8.78	121,052	15,889,891
December, 2013	118,964	9.24	118,964	14,790,700
Total	269,051	$ 8.82	269,051	$ 14,790,700

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6.

Exhibits.

Exhibit Number	Exhibit Description

10.1	Offer letter, dated December 20, 2013, by and between the Company and James B. Boyd
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of James B. Boyd, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James B. Boyd, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation

(Registrant)

Date: January 30, 2014	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ James B. Boyd
James B. Boyd
Chief Financial Officer