Form 10-K
period 2014-06-28
PERICOM SEMICONDUCTOR CORP
filed 2014-08-29
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0254621 (I.R.S. Employer Identification No.)

1545 Barber Lane Milpitas, California 95035 (Address of Principal Executive Offices)	95035 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 232-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 31, 2013 as reported by the NASDAQ Stock Market was approximately $177,118,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2014 the Registrant had outstanding 21,946,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 4, 2014, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 28, 2014

i

PART I

EXPLANATORY NOTE

As used in this Form 10-K, the term “fiscal 2014” refers to our fiscal year ended June 28, 2014, the term “fiscal 2013” refers to our fiscal year ended June 29, 2013, and the term “fiscal 2012” refers to our fiscal year ended June 30, 2012.

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

We have one reportable segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 19 of Notes to Consolidated Financial Statements in this report.

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

Connectivity, switching, and timing products are used to enable higher system bandwidth in applications such as notebook computers, servers, network switches and routers, storage area networks, wireless base-stations, cell phones and digital TVs. We pioneer technology in each of these areas as demonstrated in the development and implementation of our wide variety of serial protocol product families. An example is our Peripheral Component Interconnect (“PCI”) Express technology across our interface, switching, bridging and timing product areas. PCI Express is a relatively new industry-standard serial protocol developed to offer higher bandwidth to and from the CPU chipset and peripherals like Ethernet, Universal Serial Bus (“USB”), video, and other types of connectivity devices. Almost every market segment and end product application is adopting PCI Express as the new serial high-speed signal path. As a serial protocol, PCI Express can offer many times the bandwidth of PCI, the industry-standard parallel protocol that preceded PCI Express. PCI Express allows cost-effective means to send high-speed signals across longer distances.

However, this expanded bandwidth comes at a price: signal quality and integrity becomes difficult to maintain as data rates routinely exceed multi-gigabits per second. The problems associated with signal quality that must be addressed by the connectivity IC’s are magnified by increased speed at which these products must transfer, route and time electrical signals. The performance challenges presented to today’s designers are significant: signals must transfer at high speed with low propagation delay, while signal degradation—such as ‘noise,’ ‘jitter,’ ‘skew,’ and electromagnetic interference (“EMI”)—must be minimal. In short, high-speed signal conditioning is essential for state-of-the-art electronic systems to function reliably and cost effectively. Our signal conditioning technology and resulting products address these critical issues, and support the major serial high-speed protocols including Gigabit Ethernet, PCI Express, High Definition Multimedia Interface (“HDMI”), USB, Serial Advanced Technology Architecture (“SATA”), serial attached SCSI (“SAS”) and DisplayPort (“DP”). SCSI stands for Small Computer System Interface, referred to and pronounced “skuzzy”. Pericom refers to its signal conditioning products as ‘ReDriversTM’.

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

In fiscal 2014, we introduced a total of 70 new products across our timing, switching, connectivity, and signal integrity product families. These products are targeted to our focus market segments, such as mobility (tablet, smart phone and ultrabook) and cloud computing (server and storage). Many of these new products are specifically targeted to address the advancements of our customer platforms, such as lower power, faster speeds, and more highly integrated functionality. At the product level, we saw early adoption of our new SAS3 12Gb signal integrity products, HiFlex crystal oscillator (“XO”) and clock generators, video decoders, and PCI Express (“PCIe”) GEN2 packet switches.

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

Using our development expertise, our understanding of our customers’ product evolution, and our rapid-cycle IC development, we continue to pursue new opportunities in existing and emerging markets to expand our market share as a solution provider.

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

•	Expand customer relationships through broad-based solutions. We aim to grow our business with existing customers by offering product lines that provide increasingly extensive solutions for their high-speed interfacing needs. By providing our customers with superior support in existing programs and anticipating our customers’ needs in next-generation products, we have often been able to increase our overall volume of business with those customers substantially. With larger customers, we have also initiated electronic data interchange (“EDI”) and remote warehousing programs, annual purchase and supply programs, joint development projects and other services intended to enhance our position as a key vendor.

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

In fiscal 2014, IC product revenues, which includes $13.5 million of revenues from Pericom Technology Inc. (“PTI”) products, were $78.3 million or 61.1% of the $128.1 million in total revenues, with the balance of $49.8 million attributable to FCP product revenues. In fiscal 2013, IC product revenues, which includes $14.4 million of revenues from PTI products, were $77.2 million or 59.7% of the $129.3 million in total revenues, with the balance of $52.1 million attributable to FCP product revenues. In fiscal 2012, IC product revenues, which includes $13.3 million of revenues from PTI products, were $85.4 million or 62.3% of the $137.1 million in total revenues, with the balance of $51.7 million attributable to FCP product revenues.

IC PRODUCTS

Pericom has four main IC product categories: Connectivity, Switching, Timing, and Signal Integrity. The following summarizes the various product families in each of these categories.

1. SiliconConnectTM Family:

Our SiliconConnect family offers the highest level of complexity and integration among our products. It consists of our PCI and PCI-X Bridges and our PCI Express Bridges and Packet Switches, our recently-introduced video decoder family, and our PCI Express Serial Bridges.

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family consists of both existing and new applications across multiple market segments. Manufacturers continue to use PCI and PCI-X for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products. In fiscal 2012, we saw our legacy PCI and PCI-X products begin to transition to PCI Express, especially in PC-based video surveillance applications and the embedded market segment, where legacy CPU-based systems are being replaced by PCI Express-based CPU systems. In fiscal 2013, we continued to support legacy PCI and PCI-X platforms in our customer base, although the shift to PCI Express continued. In fiscal 2014, we saw the continued gradual decline of PCI to PCI bridges in favor of PCIe to PCI bridges and PCIe packet switch functionality.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications have adopted or are in the process of adopting PCIe, and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, redundant arrays of independent disks (“RAID”) and Fiber Channel cards in the Storage Area Network space, Multi-channel Ethernet Network Interface Controllers (“Ethernet NICs”), and routers and switches. In fiscal 2012, we expanded our PCIe 3.0 switch, clock generator, and buffer product families to support the newest PCIe speed generation. We also continued to expand our PCIe Express 1.0 serial bridge family to support non-Microsoft based operating systems, as well as expanding our PCIe to PCI bridge family to support ‘legacy PCI’ port applications, mainly in the computing and embedded segments. In fiscal 2013, we expanded our ‘serial bridge’ concept by introducing a family of PCIe to video decoders, targeting the surveillance market segment. These highly integrated products process video camera surveillance data. In fiscal 2014, we continued to expand our serial bridge families with Inter-Integrated Circuit (“I2C”) and Serial Peripheral Interface (“SPI”) to Universal Asynchronous Receiver/Transmitter (“UART”), and PCIe to local bus, targeted mainly to industrial and embedded applications. In addition, we also continued to expand our PCIe GEN2 Packet Switch family, meeting growing demand in networking, computing, and embedded applications.

2. SiliconSwitchTM Family

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

ASSP Switch:

We offer a line of ASSP switches for local area networks (“LAN”), Analog Video, Digital Video such as DVI/HDMI, PCI Express and USB applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDMITM Rev. 1.3 standard. We are also marketing our PCI Express signal switches with GEN1 (2.5Gbps) and GEN2 (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms. In fiscal 2012, we expanded our PCIe 3.0 switch family, and added to our Thunderbolt 10Gb switch family as well. In fiscal 2013, we introduced a new family of high speed switches spanning up to 10Gb switching speed. In fiscal 2014, we expanded our ASSP switch family with USB3 switches for computing and server applications.

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

Microprocessor Supervisor Family:

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

Power Management:

We offer a series of power management products, including power switches, load switches, and low dropout (“LDO”) regulators. The load switches are the latest power management family, aimed at battery powered mobility products and providing controlled turn-on characteristics to manage battery load. Power switches integrate a current-limiting circuit to protect the input power supply from falling out of regulation against large currents. Power switches are designed for turning power on/off and providing fault protection. When the output loading exceeds the current-limit threshold or a short-circuit situation is present, the devices limit the output current by switching into a constant-current mode. When switched, power dissipation increases and causes the junction temperature to rise, whereupon a thermal protection circuit turns off the switch to prevent damage. Recovery from a thermal shutdown occurs automatically once the device has cooled sufficiently.

We offer a series of LDO regulators, including a low dropout voltage linear regulator featuring low noise, high ripple rejection and low current consumption specifications. We provide many extremely small packages, such as 1mm by 1mm size LDO regulators to fulfill ultra-mobility applications. We also provide a multi-output power supply in one package to save printed circuit board (“PCB”) space and reduce the bill of materials cost.

3. Signal Integrity Products (ReDriver/Repeaters):

As high speed serial signals continue to increase in data rates, systems designers are increasingly confronted with challenges associated with maintaining clean eye-pattern signal integrity at the receiver end points. The signal attenuation loss increases is almost exponential as trace lengths increase in a signal path using high-speed differential signaling. In addition, as CPU chipsets continue to shrink to reduce power consumption, their capability to drive high speed signals decreases. Our ReDriver family of products boost signals back to required levels by combining programmable equalization and de-emphasis techniques at the transmit and receive points, respectively, on a signal path to ensure good signal integrity at the end points.

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking, notebook, tablet and docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive passive cables to achieve good signal integrity at the end of the trace. In fiscal 2012, we received industry standard (USB-IF) compliance testing approval, resulting in widespread adoption of our USB3 redriver products in the latest generation of computing products. We also introduced our 10Gbps Redriver to support mainly 10Gb Ethernet applications, and we further expanded our SATA3 and SAS2 ReDriver families to support low power portable products, such as notebook and tablet computers. In fiscal 2013, we introduced a family of ReDrivers covering the new SAS3 12Gb data rate as part of a new design generation with higher performance for storage and data center applications. In fiscal 2014, we launched video protocol ReDrivers for HDMI and Display Port, as well as new generations of USB3 ReDrivers addressing low voltage mobility applications.

4. Timing Products — Quartz, FCP and SiliconClockTM Families

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

Our timing product line provides a broad range of general-purpose solutions including clock generators, clock fanout buffers/converters, and zero delay buffers to meet customers’ needs for their timing trees. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter mainly for the next generation networking, cloud computing infrastructure and systems. These new products offer multiple frequency outputs and are designed to meet the extremely low jitter requirements of the newest high speed PCI Express GEN3, SAS2, 10Gb Ethernet, and other high speed protocols. Many of these new products were also introduced in smaller package sizes and reduced power requirements to help enable Energy Star ratings for end customer platforms. In fiscal 2013, we introduced TCXO, VCXO, and VCTCXO crystal oscillator families for mobility, networking and embedded market segments. In fiscal 2014, we continued to expand our Silicon Clock product lines with high performance clock buffers for specific applications and introduced new Real Time Clock products for mobility applications.

HiFlexTM Clock Family:

This clock generator family includes high frequency and low jitter clock signals generated from fundamental crystals to provide high performance and flexible timing solutions to networking and storage systems. Performance of less than one picosecond of jitter makes these products ideal for replacing multiple XO buffer generators in a system and provides additional cost savings to our customers. In fiscal 2012, our HiFlex clock family began being adopted by major networking customers worldwide. In fiscal 2013, we launched our next generation HiFlex clock generator family with even higher performance and a broader selection of frequency options to target more applications. In fiscal 2014, we continued to expand our HiFlex multiple output XO and clock families aimed mainly at networking and cloud computing applications.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support GEN2 PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies available today. In fiscal 2012, we developed high performance differential clock buffers with ultra-low jitter for the next generation networking, cloud computing infrastructure and systems. In fiscal 2013, we continued to expand the high performance clock buffer family targeting a broader range of applications such as wired and wireless networking and enterprise and cloud computing. In fiscal 2014, we launched a number of advanced multiple output clock buffers for next generation networking and computing platforms.

Clock Generators:

Clock generators generate various output frequencies using a single input frequency source and provide critical timing signals to microprocessors, memory and peripheral functions. Our products support a wide range of microprocessor systems and their associated integrated chipsets for computing, communication and consumer applications. For computing applications, we provide PCIe clock synthesizers for server, notebook and desktop PC applications. For high-performance networking and storage applications, we have high-frequency clock synthesizers targeted up to 300MHz with very low jitter. For emerging networking and consumer platforms with PCIe interface, we provide PCIe GEN2 and GEN3 compliant clock generator/buffers. For consumer applications such as digital TV and digital set-top boxes, we have developed a line of high-performance audio and video clocks. For GPS applications, we have developed low power clock generators to supply a clock reference for processor, real-time clock and other peripheral interface circuits. We have also developed broad-spectrum clock generators used for reducing EMI in graphics and video applications.

Real Time Clock:

The fundamental application for a Real Time Clock (“RTC”) circuit is to provide calendar/clock and data storage functions, such as application-specific integrated circuits for various systems where the RTC is used as the clock signal source and parameter storage circuit. We provide high accuracy and low power consumption RTC products for many kinds of applications such as STB, DTV, power meters and hand-held devices.

Voltage Controlled Crystal Oscillator IC:

We offer a VCXO based jitter cleaner product to provide a very low jitter recovered clock signal in synchronous networking systems supporting SyncE function.

Programmable Skew Clocks:

In large computing and communications systems, customers need to provide precise timing across large PCBs. At the very high frequencies used today, these large PCB traces can result in significant timing delays and matching these delays (or timing skew) can be a significant challenge for the system designer. We have responded to this challenge with a family of programmable skew clock products.

FCP — Quartz based product families

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

The XP series of crystal clock oscillators is a proprietary technology that combines our silicon ICs with our quartz crystals to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complementary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, SATA, SAS, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”) and Passive Optical Network (“PON”). In fiscal 2012, we introduced our high performance programmable XO family with off the shelf delivery service. In fiscal 2013, we introduced a family of TCXO and VCTCXO products. These products are mainly aimed at storage, networking, data center, enterprise, and consumer market segments. In fiscal 2014, we introduced new families of HiFlex XO, and added to our popular HiFlex ASSP XO family targeting specific networking, storage, enterprise, and PCIe platforms.

OUR CUSTOMERS

The following is a list of some of our customers and end-users:

Notebook, Desktop and Servers	Telecommunications	Digital Media
Acer	Alcatel-Lucent	Amtran
Asustek	Avaya	Echostar
Dell	Cisco	Hikvision
Gigabyte	Dell	LGE
Google	Huawei	Pace
Hewlett-Packard	Huawei-3Com	Primary Technology
IBM	Motorola Solutions	Proview
Intel	Polycom	Toshiba
Lenovo	Tellabs
Micro Star	Zhongxing Telecom (ZTE)
Samsung
Wistron

Networking Equipment	Mobile Terminal	Contract Manufacturing
Alpha Networks	Even	Celestica
Askey	Garmin	Flextronics
Brocade Communications	Inventec Appliance	Foxconn
Cameo Communications	LG Electronics	Inventec
Cisco	Panasonic	Jabil
Delta Networks	Samsung	Sanmina-SCI
Freebox		Solectron
H3C
Huawei
Inspur
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

In fiscal 2014, direct sales to Avnet and Techmosa accounted for approximately 26% and 10% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 47% of net revenues. One end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 28, 2014 and sales to the top five end-user customers totaled approximately 32% of net revenues. End-user customer revenues include both direct purchases and purchases through distributor or contract manufacturer channels. We rely on the end customer data provided by our direct distribution and contract manufacturing customers for end customer sales data.

In fiscal 2013, direct sales to Avnet and Techmosa accounted for approximately 21% and 12% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 42% of net revenues. One end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 29, 2013 and sales to the top five end-user customers totaled approximately 29% of net revenues.

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

We continue to expect a small number of customers to account for a large portion of our net revenues. See Item 1A “Risk Factors; Risks Related to our Business and Operating Results — The demand for our products depends on the growth of our end users’ markets” and “Risk Factors; Risks Related to our Business and Operating Results — A large portion of our revenues is derived from sales to a few key customers, and the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues. In addition, our sales through distributors increases the complexity of our business.” of this Annual Report on Form 10-K.

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language (“HDL”), logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial application-specific integrated circuit (“ASIC”) libraries. Among these cells are our proprietary mixed-voltage input/output (“I/O”) cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 97 U.S. patents and we have nine U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 68% of our net revenues in fiscal 2014, 66% of our net revenues in fiscal 2013 and 67% of our net revenues in fiscal 2012. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), RTI Holdings (Hong Kong) and Techmosa (Taiwan).

We have two regional sales offices in the United States (New England and Texas), as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 95% of our net revenues in each of fiscal 2014, 2013 and 2012. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Fiscal 2014, 2013 and 2012— Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in Milpitas, California and in Taiwan.

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

Our IC competitors include Analog Devices, Avago Technologies, Fairchild Semiconductor International, Hitachi, Integrated Device Technology, Inc., Maxim Integrated Products, Inc., On Semiconductor Corp., NXP, Parade Technologies, Silicon Laboratories, Inc., STMicroelectronics and Texas Instruments, Inc. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share. We also face competition from the makers of ASICs and other system devices. These devices may include interface functions, which may eliminate the need or sharply reduce the demand for our products in particular applications.

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

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in Milpitas, California, Hong Kong, Shanghai, Yangzhou and Taiwan and we develop FCP products in Milpitas, California and Taiwan. Research and development expenses were $19.8 million in 2014, $21.0 million in 2013 and $21.7 million in fiscal 2012. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 97 patents covering certain aspects of our product designs, with various expiration dates through June 2032, and we have nine additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 28, 2014, we had 940 full-time employees, including 106 in sales, marketing and customer support, 526 in manufacturing, assembly and testing, 175 in research and development and 133 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

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

The semiconductor industry is intensely competitive, and we expect competition in this industry to continue to increase. This competition has resulted in rapid technological change, evolving standards, reductions in product selling prices and rapid product obsolescence leading to excess and obsolete inventory writedowns (for further detail, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Inventories). If we are unable to successfully meet these competitive challenges, we may be unable to maintain and grow our business. Any inability on our part to compete successfully would also adversely affect our results of operations and impair our financial condition.

Our competitors include Analog Devices, Avago Technologies, Cypress Semiconductor, Fairchild Semiconductor, Hitachi, Integrated Device Technology, Maxim Integrated Products, Motorola, On Semiconductor, NXP, Parade Technologies, Silicon Laboratories, STMicroelectronics, Texas Instruments, and Toshiba. Most of those competitors have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing customer relationships than we do. We also compete with other major or emerging companies that sell products to certain segments of our markets. Competitors with greater financial resources or broader product lines may have a greater ability to sustain price reductions in our primary markets in order to gain or maintain market share.

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

In the event that our suppliers are unable or unwilling to manufacture our key products in required volumes, we will have to identify and qualify additional wafer foundries. The qualification process can take up to nine months or longer. Furthermore, we are unable to predict whether additional wafer foundries will become available to us or will be in a position to satisfy any of our requirements on a timely basis, or at all.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 required the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. We filed our initial report with the SEC in May 2014. There will be future costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products and, beginning with the report for calendar year 2015, an audit report of our Conflict Minerals Report prepared by an independent private sector auditor. In addition, depending on the outcome of such verification activities, there may be costs of remediation and other changes to products, processes, or sources of supply.

If we are unable to maintain processes and procedures to sustain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.

Under the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010, June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of June 28, 2014, and management has determined that as of June 28, 2014, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate. In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate. Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. The Internal Revenue Service recently completed their examination of the federal tax returns for fiscal 2010 and 2011, and the Company made additional tax payments of approximately $208,000 including interest charges for the two years that were examined.

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

A large portion of our revenues is derived from sales to a few key customers, and the loss of one or more of our key customers, or their key end user customers, could significantly reduce our revenues. In addition, our sales through distributor channels increases the complexity of our business.

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who accounted for more than 10% of net revenues during each of the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012. As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended June 28, 2014 totaled 47%, as compared with 42% in the fiscal year ended June 29, 2013 and 47% in the fiscal year ended June 30, 2012.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 28, 2014, sales to our domestic and international distributors were approximately 68% of net revenues, as compared with approximately 66% of net revenues in the fiscal year ended June 29, 2013 and approximately 67% in the fiscal year ended June 30, 2012. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Selling through distributor channels increases the complexity of our business, requiring us to, among other matters:

•	manage a more complex supply chain;

•	manage the level of inventory at each distributor;

•	provide for credits, return rights and price protection;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and creditworthiness of our distributors.

Any failure to manage these challenges, or the occurrence of an unforseen change in the supply-demand dynamic, could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows. For further detail on credits, return rights and price protection, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Revenue Recognition.

Because we sell products in foreign markets and have operations outside of the United States, we face foreign business, political, economic and currency risks that could seriously harm us. Almost all of our wafer suppliers and assembly subcontractors are located in Southeast Asia, as are our FCP manufacturing facilities, which exposes us to the problems associated with international operations.

Risks associated with international business operations include the following:

•	disruptions or delays in shipments;

•	changes in economic conditions in the countries where these subcontractors are located;

•	currency fluctuations;

•	changes in political conditions;

•	potentially reduced protection for intellectual property;

•	foreign governmental regulatory requirements and unexpected changes in them;

•	the burdens of complying with a variety of foreign laws;

•	import and export controls;

•	delays resulting from difficulty in obtaining export licenses for technology;

•	changes in tax laws, tariffs and other barriers, and freight rates; and

•	compliance with Generally Accepted Accounting Principles in the United States (“U. S. GAAP”).

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

In each of fiscal years 2014, 2013, and 2012, we generated approximately 92%, 5% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

We are expanding our presence in China with manufacturing and research and development activities. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of the Chinese renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Significant future appreciation of the renminbi could increase our component and other raw material costs as well as our labor costs, and could adversely affect our financial results. To the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government now measures the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could increase and could adversely affect our ability to operate our business.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In July 2012, we purchased a building of 85,040 square feet to serve as our new corporate headquarters in Milpitas, California, and we moved into this new facility in August 2013. We also own, through our PSE-TW subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet. Our PSE-TW subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 1,570 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we have land use rights until July 8, 2058 from the PRC for our factory in the Jinan Development Zone in Shandong Province, China. This factory, which is for the development and manufacture of frequency control products, is approximately 344,000 total square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We own a 15,000 square foot office building in Shanghai, China that is occupied by our PTI subsidiary. We also have leased or rented international sales offices in Hong Kong, Japan, Korea, Singapore and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2015.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. We have not paid cash dividends and have no present plans to do so. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Incentive and Employee Stock Purchase Plans. The following table sets forth, for the periods indicated, the high and low prices of the common stock on the NASDAQ Stock Market. As of June 28, 2014, we had 42 holders of record of our common stock. Holders of record do not include shareowners whose shares are in broker or other nominee accounts. During fiscal year 2014, we did not sell any unregistered securities.

	Common Stock Prices
	High	Low
Fiscal year ended June 29, 2013
First Quarter	$9.22	$7.80
Second Quarter	8.95	6.80
Third Quarter	8.32	6.61
Fourth Quarter	7.45	6.10
Fiscal year ended June 28, 2014
First Quarter	$7.93	$7.01
Second Quarter	9.67	7.05
Third Quarter	9.31	6.16
Fourth Quarter	9.25	7.20

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

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. Repurchases during the fourth quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2014	217,232	$7.86	217,232	$29,348,985
May 2014	260,257	8.57	260,257	27,119,813
June 2014	57,958	8.77	57,958	26,611,355
Total	535,447	$8.30	535,447	$26,611,355

During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million, of which purchases of approximately $701,000 were made under a now expired 2008 authorization. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million.

As of June 28, 2014, the Company had $26.6 million of purchase authority remaining under the 2012 and 2014 authorizations.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The consolidated statements of operations data for each year in the three-year period ended June 28, 2014, and the consolidated balance sheets data as of June 28, 2014 and June 29, 2013, are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended July 2, 2011 and July 3, 2010 and the consolidated balance sheets data as of June 30, 2012, July 2, 2011 and July 3, 2010 from audited financial statements not included herein. The fiscal year ending July 3, 2010 contained 53 weeks and all other years presented contained 52 weeks. On August 31, 2010, we completed the acquisition of PTI. The results of operations for PTI from the date of acquisition are included in our consolidated financial statements.

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011(1)	July 3, 2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$128,068	$129,255	$137,135	$166,343	$146,913
Cost of revenues	76,983	81,388	88,484	110,661	96,146
Gross profit	51,085	47,867	48,651	55,682	50,767
Operating expenses:
Research and development	19,795	21,017	21,722	20,230	17,208
Selling, general and administrative	30,320	29,581	29,648	29,447	26,478
Goodwill impairment	—	16,899	—	—	—
Total operating expenses	50,115	67,497	51,370	49,677	43,686
Income (loss) from operations	970	(19,630)	(2,719)	6,005	7,081
Interest and other income, net	2,792	4,043	3,684	15,142	5,252
Interest expense	—	(19)	(70)	(765)	(30)
Income (loss) before income taxes	3,762	(15,606)	895	20,382	12,303
Income tax expense (benefit)	(230)	6,223	3,097	7,619	3,911
Net income (loss) from consolidated companies	3,992	(21,829)	(2,202)	12,763	8,392
Equity in net income of unconsolidated affiliates	132	215	134	700	2,430
Net income (loss)	4,124	(21,614)	(2,068)	13,463	10,822
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(28)
Net income (loss) attributable to Pericom shareholders	$4,124	$(21,614)	$(2,068)	$13,463	$10,794
Basic income (loss) per share to Pericom shareholders	$0.18	$(0.93)	$(0.09)	$0.54	$0.42
Diluted income (loss) per share to Pericom shareholders	$0.18	$(0.93)	$(0.09)	$0.53	$0.42
Shares used in computing basic income (loss) per share(2)	22,594	23,251	24,094	24,923	25,412
Shares used in computing diluted income (loss) per share(2)	22,797	23,251	24,094	25,254	25,717

	June 28, 2014	June 29, 2013		June 30, 2012		July 2, 2011(1)		July 3, 2010
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$142,649	$140,188	(3)	$151,265	(3)	$150,460	(3)	$151,300 (3)
Total assets	240,079	246,567		275,806		301,016		256,048
Total long-term obligations	13,726	16,761		17,339		17,754		7,776
Total shareholders’ equity	207,492	208,891		233,635		242,725		221,906

(1)	On August 31, 2010, the Company completed the acquisition of PTI.

(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

(3)	Working capital has been adjusted to conform with the current year presentation in which all available-for-sale securities are classified as short-term investments.

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

SHORT-TERM INVESTMENTS. Our policy is to invest excess funds in instruments with investment grade credit ratings. We classify our investments as “available-for-sale”. We recognize unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity. We report our available-for-sale securities at their fair values. We evaluate our available-for-sale securities for impairment quarterly. We recognize the credit portion of an impairment loss as other than temporary decline in the value of investment in our consolidated statement of operations in the period in which we discover the impairment. Any non-credit portion of an impairment loss is recorded in other comprehensive income in our consolidated balance sheet for the period in which we discover the impairment.

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

We consider the reserved material to be available for sale. We do not revalue the reserved inventory should market conditions change or if a market develops for the obsolete inventory. In the past, we have sold obsolete inventory that we have previously fully reserved. Refer to the discussion under the caption “Gross Profit” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of sales of our obsolete inventory.

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

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We determined that no impairment of our other indefinite-lived intangible assets existed as of June 28, 2014. We also evaluate other definite-lived intangible assets for impairment when events or changes in circumstances indicate that the assets might be impaired. We determined that no impairment for these other definite-lived intangible assets existed at June 28, 2014.

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

EXECUTIVE OVERVIEW

We incorporated Pericom Semiconductor Corporation in June 1990 in California. We design, develop and market high-performance integrated circuits and frequency control products used in many of today’s advanced electronic systems.

In recent years, our revenues have declined in the computing market segment as sales of our products used in personal computers and laptops declined with the transition to mobile devices such as tablets and smart phones where we have lower market share. Our strategy to target the ultramobility and embedded markets, including automotive, has produced revenue growth that has not yet surpassed the revenue decline in the computing market segment.

During fiscal year 2014, net sales decreased 1% as compared with fiscal year 2013; however, we continued to grow revenues in our target markets of ultramobility, which approximately doubled from fiscal 2013, and embedded, which was up a little over 10%, offset by further declines in the networking and computing market segments, with each decreasing approximately 10%. We increased gross profit in fiscal year 2014 to $51.1 million for an increase of $3.2 million from $47.9 million in fiscal year 2013, primarily due to improved product mix in both IC and FCP products. The resulting gross margin for fiscal year 2014 was 39.9%, a 290 basis point improvement, as compared to 37.0% in fiscal year 2013.

Operating income was $1.0 million in fiscal year 2014, including a charge of $0.8 million related to the write-off of an uncollected government subsidy, as compared with an operating loss of $19.6 million in fiscal year 2013 that included a charge of $16.9 million related to the impairment of goodwill associated with the acquisition of PTI.

Net income for fiscal year 2014 was $4.1 million, or $0.18 per diluted share as compared to a net loss of $21.6 million or a loss of $0.93 per share for fiscal 2013.

In summary, our progress in the execution of our market segment transition and gross margin expansion activities are evident in our financial results for fiscal year 2014.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.1	63.0	64.5
Gross margin	39.9	37.0	35.5
Operating expenses:
Research and development	15.5	16.2	15.9
Selling, general and administrative	23.7	22.9	21.6
Goodwill impairment	—	13.1	—
Total operating expenses	39.2	52.2	37.5
Income (loss) from operations	0.7	(15.2)	(2.0)
Interest and other income, net	2.2	3.1	2.7
Income (loss) before income taxes	2.9	(12.1)	0.7
Income tax expense (benefit)	(0.2)	4.8	2.3
Net income (loss) from consolidated companies	3.1	(16.9)	(1.6)
Equity in net income of unconsolidated affiliates	0.1	0.2	0.1
Net income (loss)	3.2%	(16.7)%	(1.5)%

COMPARISON OF FISCAL 2014, 2013 AND 2012

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Net revenues	$128,068	$129,255	–0.9%	$129,255	$137,135	–5.7%
Percentage of net revenues accounted for by top 5 direct customers(1)	47%	42%		42%	47%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	2
Percentage of net revenues accounted for by top 5 end customers(2)	32%	29%		29%	28%
Number of end customers that each account for more than 10% of net revenues	1	1		1	—

(1)	Direct customers include distributors, contract manufacturers and OEMs.

(2)	End customers are OEMs and their products are manufactured using the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. For end customer sales data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Our order backlog stood at $18.2 million as of June 28, 2014 and $20.6 million as of June 29, 2013. We expect to fulfill most of our backlogged orders as of June 28, 2014 within the first quarter of fiscal 2015. We remain heavily reliant on orders that book and ship in the same quarter (“turns orders”). Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue decreased $1.2 million or 0.9% in fiscal 2014 versus 2013 primarily as the result of:

•	An increase of $1.1 million or 1.5% in sales of our IC products to $78.3 million, which included $13.5 million from PTI, which was offset by

•	a $2.3 million decrease in sales of FCP products to $49.8 million, for a 4.4% decrease.

The increased sales of IC products was driven by a $6.8 million gain in sales of ultramobility (cell phone) products, partially offset by declines in sales of PC/notebook and network products. The decreases in FCP product revenues were primarily in networking, PC/notebook, server and storage products.

Net revenue decreased $7.9 million or 5.7% in fiscal 2013 versus 2012 primarily as the result of:

•	A decrease of $8.3 million or 9.7% in sales of our IC products to $77.2 million, which included $14.4 million from the acquisition of PTI, partially offset by

•	a $393,000 increase in sales of FCP products to $52.1 million, for a 0.8% increase.

The sales decreases are primarily the result of declines in unit sales volumes of existing products, as opposed to price decreases, and occurred for the most part in the markets for PC’s and notebook computers.

For the years ended June 28, 2014 and June 29, 2013, gross revenues were impacted by sales reserves in the amount of $4.9 million and $4.5 million, respectively. In the future, market conditions could become more difficult as other companies compete more aggressively for business. Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable, and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 28, 2014, June 29, 2013, and June 30, 2012:

	Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Net revenues by country:
China (including Hong Kong)	47.7%	47.6%	35.1%
Taiwan	30.8	33.4	46.2
United States	4.6	5.0	5.3
Others (less than 10% each)	16.9	14.0	13.4
Total net revenues	100.0%	100.0%	100.0%

Over the past three years, sales to China and Taiwan have constituted the majority of our sales. We expect this trend will continue in the future.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Net revenues	$128,068	$129,255	–0.9%	$129,255	$137,135	–5.7%
Gross profit	51,085	47,867	6.7%	47,867	48,651	–1.6%
Gross profit percentage	39.9%	37.0%		37.0%	35.5%

The $3.2 million increase in gross profit in fiscal 2014 as compared to fiscal 2013 is primarily the result of:

•	Higher margins at 39.9%, resulting in a $3.7 million increase in gross profit, partially offset by

•	A 0.9% decrease in sales, resulting in $439,000 of reduced gross profit.

Gross margins improved in both IC and FCP products, from 47.9% to 49.3% for IC and from 20.9% to 25.2% for FCP from fiscal 2013 to fiscal 2014, respectively.

The $784,000 decrease in gross profit in fiscal 2013 as compared to fiscal 2012 is primarily the result of:

•	A 5.7% decrease in sales, which led to $2.8 million of decreased gross profit, partially offset by

•	higher margins at 37.0%, due primarily to a higher-margin product mix, resulting in a $2.0 million increase in gross profit.

During fiscal years 2014, 2013 and 2012, gross profits and gross margins benefited from the sale of inventory of $327,000, $306,000 and $188,000, respectively, that we had previously identified as excess and reserved.

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

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Net revenues	$128,068	$129,255	–0.9%	$129,255	$137,135	–5.7%
Research and development	19,795	21,017	–5.8%	21,017	21,722	–3.2%
R&D as a percentage of net revenues	15.5%	16.3%		16.3%	15.9%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The approximately $1.2 million expense decrease for fiscal 2014 as compared with fiscal 2013 is primarily attributable to decreases of $684,000 in depreciation and amortization charges, and reductions of $517,000 for outside consultants and recruiting expenses.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Net revenues	$128,068	$129,255	–0.9%	$129,255	$137,135	–5.7%
Selling, general and administrative	30,320	29,581	2.5%	29,581	29,648	–0.2%
SG&A as a percentage of net revenues	23.7%	22.9%		22.9%	21.6%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $739,000 expense increase for fiscal 2014 as compared with fiscal 2013 is primarily attributable to increases of $1.5 million in compensation-related expenses and $843,000 of government subsidy receivable write-off, partially offset by reductions of $848,000 in facilities expenses and $702,000 for outside consultants.

The $67,000 expense decrease for fiscal 2013 as compared with fiscal 2012 is primarily attributable to decreases of $844,000 in notes receivable write-offs and $194,000 in recruiting expenses, partially offset by increases of $386,000 in facilities expenses, $282,000 in compensation-related expenses and $282,000 in outside accounting services.

We anticipate that selling, general and administrative expenses will increase in future periods as we add to our support and administrative staff, particularly in sales and marketing, and as we face increasing commission expense to the extent we achieve higher sales levels. We intend to continue to focus on controlling selling, general and administrative expenses.

GOODWILL IMPAIRMENT

We test goodwill for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the carrying value exceeds its fair value, then the second step is performed to determine the implied fair value of the reporting unit’s goodwill, and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill. The fiscal 2013 goodwill impairment analysis resulted in an impairment charge of $16.9 million, in which we wrote-off the goodwill associated with the acquisition of PTI in 2010 and Pericom Taiwan Limited in 2009. This was based on a combination of factors including a decline in the net present value of expected future cash flows from our three reporting units as well as a decline in our market capitalization. There was no goodwill impairment for the years ended June 28, 2014 and June 30, 2012.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Net revenues	$128,068	$129,255	–0.9%	$129,255	$137,135	–5.7%
Interest income	2,656	3,442	–22.8%	3,442	3,460	–0.5%
Other income	136	601	–77.4%	601	224	168.3%
Total interest and other income, net	$2,792	$4,043		$4,043	$3,684

The decrease in interest income including realized gains for fiscal 2014, as compared to fiscal 2013, was primarily the result of an $890,000 decrease in realized gains from the sale of investment securities, partially offset by a modest increase in interest earned. The $465,000 decrease in other income for fiscal 2014 included a $573,000 decrease in currency exchange gains and a $108,000 increase in other income.

The $377,000 increase in other income for fiscal 2013, as compared to fiscal 2012, was primarily the result of a $228,000 increase in currency exchange gains and a $150,000 increase in other income.

INTEREST EXPENSE

Less than $1,000 of interest expense was recorded in fiscal 2014, as compared with $19,000 in fiscal 2013. There was no debt outstanding at the end of fiscal 2014.

Interest expense decreased to $19,000 in fiscal 2013 from $70,000 in fiscal 2012 as a result of reduced levels of debt outstanding during the year. There was no debt outstanding at the end of fiscal 2013.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Pre-tax income (loss)	$3,762	$(15,606)	124.1%	$(15,606)	$895	–1843.7%
Income tax provision (benefit)	(230)	6,223	–103.7%	6,223	3,097	100.9%
Effective tax rate	–6.1%	–39.9%		–39.9%	346.0%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, the utilization of research and development tax credits and changes in the deferred tax asset valuation allowance.

The effective tax rate for fiscal 2014 resulted in a 6.1% tax benefit primarily due to the release of $1.8 million of tax reserves during the year. A reconciliation of our tax rates for fiscal years 2014, 2013 and 2012 is detailed in Note 17 to the Consolidated Financial Statements contained in this report on Form 10-K.

The income tax provision for fiscal 2013 increased from fiscal 2012 primarily as a result of our implementation of an operating structure to more efficiently align our transaction flows with our geographic business operations, resulting in a taxable gain in the U.S. for which we booked a $5.0 million income tax provision. Further, the pre-tax loss in fiscal 2013 is primarily the result of the $16.9 million charge for goodwill impairment, which is not deductible for tax purposes.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	% Change	June 29, 2013	June 30, 2012	% Change
Equity in net income of unconsolidated affiliate	$132	$215	–38.6%	$215	$134	60.4%

Equity in net income of unconsolidated affiliate consists of the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For fiscal 2014, the Company’s allocated portion of JCP’s results was income of $132,000, as compared with $215,000 and $134,000 for fiscal 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2014, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term investments of approximately $119.1 million, as compared with $117.7 million at June 29, 2013 and $127.8 million at June 30, 2012.

The Company’s investment in debt securities includes government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Federal Home Loan Banks. Those issued by commercial banks are AAA-rated. As of June 28, 2014, unrealized gains on marketable securities, net of taxes were $132,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses as of June 28, 2014 to recover in fair value up to our cost basis within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired as of June 28, 2014.

As of June 28, 2014, we owned assets classified as cash and cash equivalents of $33.0 million as compared to $30.8 million at June 29, 2013 and $24.3 million at June 30, 2012. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries. During the 2014 fiscal year, we purchased $5.0 million of property and equipment as compared to $13.2 million and $4.3 million in fiscal 2013 and 2012, respectively.

We generated approximately $2.8 million of interest and other income, net during the fiscal year ended June 28, 2014 compared to $4.0 million and $3.7 million in the fiscal years ended June 29, 2013 and June 30, 2012, respectively. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2014, our net cash provided by operating activities of $14.5 million was the result of net income of $4.1 million plus $14.4 million in net favorable non-cash adjustments to net income, partially offset by unfavorable changes in assets and liabilities of $4.0 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $10.0 million, stock based compensation of $2.8 million, $843,000 write-off of government subsidy, $343,000 of property and equipment write-offs and stock compensation tax benefit of $700,000, partially offset by $179,000 of realized gain on investments and $132,000 of non-cash equity in net income of our unconsolidated affiliate. The favorable changes in assets and liabilities primarily included a $2.6 million decrease in net inventory, a $245,000 decrease in prepaids and other current assets, a $338,000 decrease in other long-term assets and a $349,000 increase in accrued liabilities, partially offset by a $2.2 million increase in accounts receivable and a $3.4 million decrease in accounts payable.

In fiscal 2013, our net cash provided by operating activities of $11.0 million was the result of $31.0 million in net favorable non-cash adjustments to a net loss of $21.6 million, and favorable changes in assets and liabilities of $1.6 million. The favorable adjustments to the net loss were primarily comprised of goodwill impairment charge of $16.9 million, depreciation and amortization of $11.2 million, share-based compensation of $3.3 million, share-based compensation tax benefit of $492,000 and $475,000 of property and equipment writeoffs, partially offset by $1.0 million of realized gain on investments and $215,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $2.5 million decrease in accounts receivable, a $1.9 million decrease in net inventory and a $654,000 increase in long-term liabilities, partially offset by a $2.8 million decrease in accounts payable and a $956,000 decrease in accrued liabilities.

In fiscal 2012, our net cash provided by operating activities of $27.7 million was the result of $18.3 million in net favorable non-cash adjustments to a net loss of $2.1 million, and favorable changes in assets and liabilities of $11.5 million. The favorable adjustments to the net loss were primarily comprised of depreciation and amortization of $11.9 million, share-based compensation of $3.7 million, $1.8 million in deferred taxes, $856,000 in notes receivable writeoffs, share-based compensation tax benefit of $512,000 and $354,000 of property and equipment writeoffs, partially offset by $673,000 of realized gain on investments and $134,000 of non-cash equity in net income of our unconsolidated affiliates. The favorable changes in assets and liabilities primarily included a $6.3 million decrease in accounts receivable, a $5.0 million decrease in net inventory, a $676,000 decrease in other assets, a $2.7 million increase in accounts payable and a $453,000 increase in long-term liabilities, partially offset by an $883,000 increase in prepaid expenses and other current assets and a $2.7 million decrease in accrued liabilities.

In fiscal 2014, we used cash in our investing activities of $3.5 million, which was primarily the result of purchases of property and equipment of $5.0 million, partially offset by net maturities of investments of approximately $1.5 million.

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

In fiscal 2014, we used cash in financing activities of $8.9 million, which consisted of $11.3 million used to repurchase common stock, partially offset by $2.4 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan.

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

We believe our existing cash and investment balances, as well as cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014, the Board authorized an additional $20 million for the share repurchase program. During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. As of June 28, 2014, approximately $26.6 million may still be purchased under the 2012 and 2014 authorizations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 28, 2014:

	Payments Due by Period
(in thousands) Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases and operating expense commitments	$540	$485	$55	$—	$—
Capital equipment purchase commitments	4	4	—	—	—
Facility modification commitments	12	12	—	—	—
Total contractual obligations	$556	$501	$55	$—	$—

The operating lease commitments are primarily facility leases at certain of the Company’s Asian subsidiaries.

The Company has no purchase obligations other than routine purchase orders and the facility modifications shown in the table as of June 28, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2014, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 28, 2014, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $86.1 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 28, 2014, such as from 1.7% to 1.87%, the decline in the fair value of the portfolio would be approximately $7.8 million. On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. As of June 28, 2014, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $132,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. A hypothetical 10% unfavorable change in the foreign currency exchange rate would reduce cash by approximately $3.1 million as those monetary assets are converted to cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	The following Consolidated Financial Statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets as of June 28, 2014 and June 29, 2013	51
	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 28, 2014	52
	Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 28, 2014	53
	Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended June 28, 2014	54
	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 28, 2014	55
	Notes to Consolidated Financial Statements	56
2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended June 28, 2014, June 29, 2013 and June 30, 2012 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 28, 2014	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 28, 2014. In making this assessment, our management used the criteria established in the 1992 framework, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of June 28, 2014, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 28, 2014 and June 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2014, and the related financial statement schedule and our report dated August 28, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 28, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 4, 2014, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 28, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	2,733,937	(1)	$10.25	(2)	1,045,650
Employee stock purchase plan	—				1,581,556
Total	2,733,937		$10.25		2,627,206

(1)	Represents shares of the Company’s Common Stock issuable upon exercise of outstanding options under the following equity compensation plans: the 2004 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1995 Stock Option Plan, and 648,501 shares underlying outstanding restricted stock unit awards granted under the 2004 Stock Incentive Plan that may be delivered in the future upon satisfaction of vesting requirements.

(2)	This calculation does not take into account shares underlying restricted stock unit awards.

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

10.8*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed November 6, 2012, and incorporated herein by reference.

Exhibit	Description
10.9*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2008, and incorporated herein by reference.
10.10*	Pericom’s 2010 Employee Stock Purchase Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2009, and incorporated herein by reference.
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

10.14*
Offer letter dated February 21, 2014, by and between the Company and Kevin S. Bauer, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, and incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 28, 2014 and June 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2014. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 28, 2014 and June 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2014, based on the criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
August 28, 2014

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28, 2014	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$33,020	$30,844
Short-term investments in marketable securities	86,104	86,839
Accounts receivable:
Trade (net of reserves and allowances of $2,461 and $2,511)	24,036	22,105
Other receivables	2,878	3,181
Inventories	12,288	14,844
Prepaid expenses and other current assets	2,458	2,705
Deferred income taxes	726	585
Total current assets	161,510	161,103

Property, plant and equipment — net	58,537	60,959
Investments in unconsolidated affiliates	2,445	2,525
Deferred income taxes — non current	2,460	3,411
Intangible assets (net of accumulated amortization of $12,849 and $9,836)	7,009	9,944
Other assets	8,118	8,625
Total assets	$240,079	$246,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,927	$12,184
Accrued liabilities	9,934	8,731
Total current liabilities	18,861	20,915

Industrial development subsidy	6,354	7,263
Deferred tax liabilities	5,460	5,798
Noncurrent tax liabilities	1,041	2,788
Other long-term liabilities	871	912
Total liabilities	32,587	37,676

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and paid in capital — no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 28, 2014, 21,974,000; at June 29, 2013, 22,813,000	113,118	119,591
Retained earnings	83,204	79,080
Accumulated other comprehensive income, net of tax	11,170	10,220
Total shareholders’ equity	207,492	208,891
Total liabilities and shareholders’ equity	$240,079	$246,567

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net revenues	$128,068	$129,255	$137,135
Cost of revenues	76,983	81,388	88,484
Gross profit	51,085	47,867	48,651
Operating expenses:
Research and development	19,795	21,017	21,722
Selling, general and administrative	30,320	29,581	29,648
Goodwill impairment	—	16,899	—
Total operating expenses	50,115	67,497	51,370
Income (loss) from operations	970	(19,630)	(2,719)
Interest and other income, net	2,792	4,043	3,684
Interest expense	—	(19)	(70)
Income (loss) before income taxes	3,762	(15,606)	895
Income tax expense (benefit)	(230)	6,223	3,097
Net income (loss) from consolidated companies	3,992	(21,829)	(2,202)
Equity in net income of unconsolidated affiliates	132	215	134
Net income (loss)	$4,124	$(21,614)	$(2,068)
Basic income (loss) per share	$0.18	$(0.93)	$(0.09)
Diluted income (loss) per share	$0.18	$(0.93)	$(0.09)
Shares used in computing basic earnings (loss) per share	22,594	23,251	24,094
Shares used in computing diluted earnings (loss) per share	22,797	23,251	24,094

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net income (loss)	$4,124	$(21,614)	$(2,068)
Other comprehensive income:
Change in unrealized gain (loss) on securities available-for-sale, net	925	(1,005)	(25)
Foreign currency translation adjustment	394	1,260	635
Tax benefit (provision) related to other comprehensive income	(369)	386	(34)
Other comprehensive income, net of tax	950	641	576
Comprehensive income (loss)	$5,074	$(20,973)	$(1,492)

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
BALANCES, July 2, 2011	24,716	$130,960	$102,762	$9,003	$242,725
Net loss	—	—	(2,068)	—	(2,068)
Change in unrealized gain on investments, net	—	—	—	(59)	(59)
Currency translation adjustment	—	—	—	635	635
Issuance of common stock under employee stock plans	332	918	—	—	918
Share-based compensation expense	—	3,723	—	—	3,723
Tax expense resulting from share-based transactions	—	(612)	—	—	(612)
Repurchase and retirement of common stock	(1,483)	(11,627)	—	—	(11,627)
BALANCES, June 30, 2012	23,565	$123,362	$100,694	$9,579	$233,635
Net loss	—	—	(21,614)	—	(21,614)
Change in unrealized gain loss on investments, net	—	—	—	(619)	(619)
Currency translation adjustment	—	—	—	1,260	1,260
Issuance of common stock under employee stock plans	348	797	—	—	797
Share-based compensation expense	—	3,339	—	—	3,339
Tax expense resulting from share-based transactions	—	(134)	—	—	(134)
Repurchase and retirement of common stock	(1,100)	(7,773)	—	—	(7,773)
BALANCES, June 29, 2013	22,813	$119,591	$79,080	$10,220	$208,891
Net income	—	—	4,124	—	4,124
Change in unrealized gain on investments, net	—	—	—	556	556
Currency translation adjustment	—	—	—	394	394
Issuance of common stock under employee stock plans	515	2,344	—	—	2,344
Share-based compensation expense	—	2,777	—	—	2,777
Tax expense resulting from share-based transactions	—	(278)	—	—	(278)
Repurchase and retirement of common stock	(1,354)	(11,316)	—	—	(11,316)
BALANCES, June 28, 2014	21,974	$113,118	$83,204	$11,170	$207,492

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,124	$(21,614)	$(2,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,023	11,208	11,898
Share-based compensation	2,792	3,340	3,736
Tax benefit resulting from share-based transactions	700	492	512
Excess tax benefit resulting from share-based transactions	(41)	(4)	(4)
Write-off of notes receivable	—	—	856
Write-off of government subsidy receivable	843	—	—
Gain on sale of investments	(179)	(1,013)	(673)
Write-off of property and equipment	343	475	354
Goodwill impairment	—	16,899	—
Equity in net income of unconsolidated affiliates	(132)	(215)	(134)
Deferred taxes	90	(182)	1,753
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	(2,229)	2,475	6,289
Inventories	2,602	1,884	5,008
Prepaid expenses and other current assets	245	188	(883)
Other assets	338	151	676
Accounts payable	(3,404)	(2,768)	2,688
Accrued liabilities	349	(956)	(2,735)
Other long-term liabilities	(1,917)	654	453
Net cash provided by operating activities	14,547	11,014	27,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(4,950)	(13,231)	(4,324)
Acquisition of PTI, net of cash acquired	—	—	(8,077)
Purchase of available-for-sale investments	(58,359)	(92,993)	(97,726)
Maturities and sales of available-for-sale investments	59,799	109,525	91,981
Change in restricted cash balance	—	—	2,947
Net cash provided by (used in) investing activities	(3,510)	3,301	(15,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	2,344	797	918
Excess tax benefit resulting from share-based transactions	41	4	4
Proceeds from short-term debt	514	3,992	10,744
Payments on short-term debt	(514)	(5,398)	(17,635)
Repurchase of common stock	(11,316)	(7,773)	(11,627)
Net cash used in financing activities	(8,931)	(8,378)	(17,596)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	70	624	(671)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,176	6,561	(5,740)
CASH AND CASH EQUIVALENTS:
Beginning of year	30,844	24,283	30,023
End of year	$33,020	$30,844	$24,283
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,378	$4,467	$1,722
Cash paid during the period for interest	$—	$21	$75

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

BASIS OF PRESENTATION — These consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Global Limited (“PGL”), PSE Technology Corporation (“PSE-TW”), and Pericom Asia Limited (“PAL”). PGL has two wholly-owned subsidiaries, Pericom International Limited (“PIL”) and Pericom Semiconductor (HK) Limited (“PHK”). In addition, PAL has three subsidiaries, PSE Technology (Shandong) Corporation (“PSE-SD”), Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has significant operations in the People’s Republic of China (“PRC”), where certain political, economic and currency restrictions may apply. Insofar as can be reasonably determined, and based on our experience to date, the effect of foreign exchange restrictions upon the consolidated financial position and results of the Company are not material.

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

SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES — The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. In prior years, the Company classified portions of its available-for-sale securities as current or noncurrent based on each security’s attributes. Effective as of June 28, 2014, all available-for-sale securities are classified as short-term investments, as we consider the entire investment portfolio to be saleable if cash is needed or if better investment opportunities arise. Prior period balance sheets have been reclassed accordingly to conform to the current year presentation. This reclass had no effect on previously reported net income (loss), comprehensive income (loss), shareholders’ equity or cash flows.

As of June 28, 2014 and June 29, 2013, investments, and any difference between the fair market value and the underlying amortized cost of such investments, consisted of the following:

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities:

	As of June 28, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$17,693	$—	$—	$—	$17,693
Repurchase agreements	500	—	—	—	500
US Treasury securities	526	1	—	1	527
National government and agency securities	4,962	95	(2)	93	5,055
State and municipal bond obligations	7,090	63	(4)	59	7,149
Corporate bonds and notes	42,675	249	(143)	106	42,781
Asset backed securities	7,592	28	(6)	22	7,614
Mortgage backed securities	4,766	26	(7)	19	4,785
Total	$85,804	$462	$(162)	$300	$86,104

	As of June 29, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$12,087	$—	$—	$—	$12,087
Repurchase agreements	1,997	—	—	—	1,997
National government and agency securities	4,348	106	(3)	103	4,451
State and municipal bond obligations	3,776	9	(27)	(18)	3,758
Corporate bonds and notes	48,438	71	(716)	(645)	47,793
Asset backed securities	10,063	19	(60)	(41)	10,022
Mortgage backed securities	6,755	26	(50)	(24)	6,731
Total	$87,464	$231	$(856)	$(625)	$86,839

The following tables show the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 28, 2014 and June 29, 2013:

	Continuous Unrealized Losses at June 28, 2014
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
National government and agency securities	$282	$1	$91	$1	$373	$2
State and municipal bond obligations	—	—	695	4	695	4
Corporate bonds and notes	3,901	11	5,801	132	9,702	143
Asset backed securities	895	1	1,195	5	2,090	6
Mortgage backed securities	1,083	3	504	4	1,587	7
	$6,161	$16	$8,286	$146	$14,447	$162

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

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2014, 2013 and 2012, realized gains on available-for-sale securities were $179,000, $1.0 million and $673,000, respectively.

The following table lists the fair value of the Company’s short-term investments by length of time to maturity as of June 28, 2014 and June 29, 2013:

(in thousands)	June 28, 2014	June 29, 2013
One year or less	$24,963	$19,853
Between one and three years	24,242	29,525
Greater than three years	30,449	29,244
Multiple dates	6,450	8,217
	$86,104	$86,839

Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair value based on quoted market prices. A further discussion of the fair value of financial instruments is detailed in Note 16 to the Consolidated Financial Statements contained in this report on Form 10-K.

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

OTHER ASSETS — The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, land use rights and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 28, 2014 and determined that no impairment existed. Two of the Company’s subsidiaries, PSE-SD and PTI, hold land use rights that were acquired from the local Chinese government which entitle the Company to use the land for 15 to 50 years. The cost of the land use rights is recorded as a component of other assets and is being depreciated over 15 to 50 years, the useful life of the rights.

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

The Internal Revenue Service completed their examination of the Company’s federal tax returns for fiscal 2010 and 2011 during fiscal 2014, and additional tax payments of approximately $208,000 were made in fiscal 2014, including interest charges for the two years that were examined. The Company had previously accrued for this exposure.

FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net gains or (losses) from foreign currency translation of assets and liabilities of $394,000 and $1.3 million in fiscal 2014 and 2013, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, a component of shareholders’ equity. Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $(11,000), $562,000 and $334,000 in fiscal 2014, 2013 and 2012 respectively, and are included in interest and other income, net.

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

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenues	Trade Accounts Receivable
June 28, 2014	Customer A	26%	29%
	Customer B	10	8
	All others	64	63
		100%	100%
June 29, 2013	Customer A	21%	28%
	Customer B	12	7
	All others	67	65
		100%	100%
June 30, 2012	Customer A	18%	26%
	Customer B	14	6
	All others	68	68
		100%	100%

The Company maintains cash, cash equivalents and short-term investments with various high credit quality financial institutions. The Company has designed its investment policy to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that manage its investments. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of securities to the extent of the amounts reported in the consolidated balance sheets.

RECLASSIFICATIONS — Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the previously reported consolidated statement of operations, comprehensive income (loss), shareholders’ equity or cash flows.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS — In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

EARNINGS (LOSS) PER SHARE — The Company bases its basic earnings (loss) per share upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended June 28, 2014 is as follows:

	Fiscal Year Ended
(in thousands, except for per share data)	June 28, 2014	June 29, 2013	June 30, 2012
Net income (loss)	$4,124	$(21,614)	$(2,068)
Computation of common shares outstanding — basic earnings (loss) per share:
Weighted average shares of common stock	22,594	23,251	24,094
Basic earnings (loss) per share	$0.18	$(0.93)	$(0.09)
Computation of common shares outstanding — diluted earnings (loss) per share:
Weighted average shares of common stock	22,594	23,251	24,094
Dilutive shares using the treasury stock method	203	—	—
Shares used in computing diluted earnings (loss) per share	22,797	23,251	24,094
Diluted earnings (loss) per share	$0.18	$(0.93)	$(0.09)

As the Company incurred losses for the years ended June 29, 2013 and June 30, 2012, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable share would be anti-dilutive. Options to purchase 1.9 million shares of common stock, and restricted stock units of 1,138 shares were outstanding during the year ended June 28, 2014 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.4 million shares of common stock, and restricted

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock units of 525,000 shares were outstanding during the year ended June 29, 2013 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.5 million shares of common stock, and restricted stock units of 504,000 shares were outstanding during the year ended June 30, 2012 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive.

2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Interest receivable	$1,516	$1,054
VAT and other tax receivables	1,031	1,076
Government subsidy receivable	—	840
Other accounts receivable	331	211
	$2,878	$3,181

3. INVENTORIES

Inventories consist of:

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Finished goods	$3,991	$3,847
Work-in-process	2,468	3,869
Raw materials	5,829	7,128
	$12,288	$14,844

As of June 28, 2014, the Company had reserved for $3.2 million of inventory as compared to $3.1 million at June 29, 2013.

4. PROPERTY, PLANT AND EQUIPMENT — NET

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Machinery and equipment	$55,408	$55,795
Buildings	36,196	30,637
Computer equipment and software	13,742	14,449
Land	9,473	3,661
Furniture and fixtures	1,218	1,402
Leasehold improvements	595	1,115
Vehicles	151	155
Total	116,783	107,214
Accumulated depreciation and amortization	(59,500)	(56,825)
Construction-in-progress	1,254	10,570
Property, plant and equipment — net	$58,537	$60,959

Depreciation expense for the years ended June 28, 2014, June 29, 2013 and June 30, 2012 was $6.4 million, $7.4 million and $8.0 million, respectively.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Land use rights	$6,631	$6,821
Investments in privately held companies	1,243	1,238
Deposits	118	262
Other	126	304
Total	$8,118	$8,625

The Company purchased land use rights from the PRC in 2008 for the construction of its Jinan facility and its operation for a period of 50 years. In addition, the PTI acquisition in 2011 included land use rights for PTI’s properties in Shanghai.

The Company has investments in certain privately held companies which it accounts for under the cost method. The Company reviews these investments for impairment on a periodic basis. No impairment charges relating to investments in privately held companies were recorded during fiscal 2014, 2013 or 2012. For the year ended June 30, 2012, the Company wrote off $856,000 of promissory notes receivable due from two privately held technology companies which was recorded as a charge to general and administrative expense.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in unconsolidated affiliate is comprised of the following:

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,445	$2,525

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW. For fiscal 2014, the Company’s investment in JCP increased by the $132,000 allocated portion of JCP’s income, and decreased by a $212,000 JCP declared dividend.

The Company holds or has held ownership interests in various other privately held companies. The ownership in these affiliates varied from 20% to approximately 49%. For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 28, 2014, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $3.9 million.

7. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying value of our goodwill during the year ended June 29, 2013:

(in thousands)
Goodwill
Balance at June 30, 2012	$16,797
Other adjustments	—
Cumulative translation adjustments	102
Impairment	(16,899)
Balance at June 29, 2013	$—

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

The Company’s acquired intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	June 28, 2014			June 29, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$6,056	$(3,913)	$2,143	$6,032	$(2,912)	$3,120
In process research and development	3,564	(1,959)	1,605	3,549	(1,367)	2,182
Core developed technology	9,838	(6,977)	2,861	9,800	(5,557)	4,243
Total amortizable purchased intangible assets	19,458	(12,849)	6,609	19,381	(9,836)	9,545

SaRonix trade name	400	—	400	399	—	399
Total purchased intangible assets	$19,858	$(12,849)	$7,009	$19,780	$(9,836)	$9,944

Amortization expense related to finite-lived purchased intangible assets was approximately $3.0 million in fiscal 2014, $3.1 million in fiscal 2013 and $3.1 million in fiscal 2012. Amortization of intangible assets in fiscal 2012 included accelerated amortization related to a supplier relationship of approximately $125,000 and subsequent write-off.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 28, 2014 or June 29, 2013. However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of customer relationships, capitalized in-process research and development and core developed technology, which have remaining useful lives of approximately two years. We expect our future amortization expense over the next five years associated with these assets to be:

	Fiscal Years Ending
(in thousands)	2015	2016	2017	2018 and beyond	Total
Expected Amortization
Customer relationships	$989	$989	$165	$—	$2,143
In process research and development	594	594	417	—	1,605
Core developed technology	1,321	1,321	219	—	2,861
	$2,904	$2,904	$801	$—	$6,609

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED LIABILITIES

Accrued liabilities consist of:

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Accrued compensation	$6,892	$6,029
Income taxes payable	1,140	655
Sales commissions	307	316
Accrued construction liabilities	—	134
Other accrued expenses	1,595	1,597
	$9,934	$8,731

9. DEBT

As of June 28, 2014 and June 29, 2013, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has two loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is a secured facility for $200 million New Taiwan Dollars (“NTD”), approximately U.S. $6.7 million. The loans are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $100 million NTD. Loans under this facility are limited to $70 million NTD, are for up to 180 days, and are based on TAIBOR plus 1.25% and may be in NTD, USD, JPY or other currencies.

10. RESTRICTED ASSETS

As of June 28, 2014 and June 29, 2013, the Company had pledged and restricted assets of $4.2 million, respectively, consisting of land and buildings PSE-TW has pledged for its $200 million NTD loan and credit facility.

11. COMMITMENTS AND CONTINGENCIES

The future minimum commitments at June 28, 2014 are as follows:

	Fiscal Year
(in thousands)	2015	2016	2017 and beyond	Total
Operating lease payments	$485	$55	$—	$540
Capital equipment purchase commitments	4	—	—	4
Facility modification commitments	12	—	—	12
Total	$501	$55	$—	$556

The operating lease commitments are primarily facility leases at certain of the Company’s Asian subsidiaries.

The Company has no purchase obligations other than routine purchase orders and the facility modifications shown in the table as of June 28, 2014.

Rent expense during the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 was $801,000, $2.0 million and $1.9 million, respectively.

12. INDUSTRIAL DEVELOPMENT SUBSIDY

As of June 28, 2014, industrial development subsidies in the amount of $12.8 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INDUSTRIAL DEVELOPMENT SUBSIDY (Continued)

subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at June 28, 2014 was $6.4 million, which is expected to be recognized over the next six to eight years.

A portion of the $12.8 million in subsidies has been recorded as a receivable. As of June 28, 2014, the Company concluded that the remaining $843,000 of receivables will not be paid and accordingly the balance was written off.

The Company recognized $755,000 and $1.3 million of industrial development subsidy as a reduction of cost of goods sold and $187,000 and $183,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the years ended June 28, 2014 and June 29, 2013, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss), changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of June 28, 2014, accumulated other comprehensive income of $11.2 million consists of $11.0 million of accumulated currency translation gains and $300,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $168,000 tax provision. As of June 29, 2013, accumulated other comprehensive income of $10.2 million consists of $10.6 million of accumulated currency translation gains partially offset by $625,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $201,000 tax benefit.

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 28, 2014, the Company has issued no shares of preferred stock.

STOCK INCENTIVE PLANS

At June 28, 2014 the Company had three stock incentive plans and one employee stock purchase plan, including the 1995 Stock Option Plan, 2001 Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan (“ESPP”). The Company’s aggregate compensation cost due to option and restricted stock unit grants and the ESPP for the twelve months ended June 28, 2014 totaled $2.8 million, as compared with $3.3 million and $3.7 million for fiscal 2013 and 2012, respectively. The Company recognized $910,000, $1.1 million, and $1.2 million in income tax benefit in the consolidated statements of operations for fiscal 2014, 2013 and 2012, respectively, related to the Company’s share-based compensation arrangements. The net impact of share-based compensation for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 was a reduction in net income of $1.9 million, $2.2 million and $2.5 million, respectively, or a reduction of $0.08, $0.10 and $0.10 per diluted share, respectively.

Under the Company’s 2004, 2001 and 1995 stock incentive plans, the Company has reserved 4.5 million shares of common stock as of June 28, 2014 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted stock units.

The Company may grant options at the fair value on grant date for incentive stock options and nonqualified stock options. Options vest over periods of generally 48 months as determined by the Board of Directors. Options granted under the Plans expire 10 years from the grant date.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

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

The following table lists the weighted average assumptions the Company used to value stock options:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Expected life	5.9 years	5.9 years	5.5 years
Risk-free interest rate	1.47%	1.05%	2.46%
Volatility	52%	54%	54%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 2, 2011 and changes during the three fiscal periods ended June 28, 2014:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at July 2, 2011	2,974	$10.89	4.88	$645
Options granted (weighted average grant date fair value of $3.89)	142	7.65
Options exercised	(21)	7.77
Options forfeited or expired	(642)	12.37
Options outstanding at June 30, 2012	2,453	$10.34	5.12	$912

Options granted (weighted average grant date fair value of $4.06)	233	8.07
Options exercised	(6)	7.87
Options forfeited or expired	(249)	9.17
Options outstanding at June 29, 2013	2,431	$10.25	4.86	$52

Options granted (weighted average grant date fair value of $4.06)	236	8.16
Options exercised	(190)	8.25
Options forfeited or expired	(392)	9.96
Options outstanding at June 28, 2014	2,085	$10.25	4.54	$1,077
Options vested and expected to vest at June 28, 2014	2,048	$10.30	4.45	$1,031
Options exercisable at June 28, 2014	1,796	$10.62	3.85	$742

At June 28, 2014, 1,046,000 shares were available for future grants under the option plans. The aggregate intrinsic value of options exercised during the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 was $177,000, $2,000 and $8,000, respectively.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

The Company has unamortized share-based compensation expense related to options of $1.3 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding as of June 28, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 28, 2014	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of June 28, 2014	Weighted Average Exercise Price
$ 4.89 $ 7.87	458,067	6.88	$7.51	259,883	$7.47
$ 7.88 $ 8.71	420,413	3.08	$8.34	398,919	$8.34
$ 8.72 $10.01	506,849	4.88	$9.58	436,825	$9.69
$10.02 $15.45	494,607	3.81	$12.60	494,607	$12.60
$15.45 $18.10	205,500	3.17	$16.30	205,500	$16.30
$ 4.89 $18.10	2,085,436	4.54	$10.25	1,795,734	$10.62

Restricted Stock Units

Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. The fair value of RSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock. The following table summarizes the RSUs as of July 2, 2011 and changes during the three fiscal years ended June 28, 2014:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at July 2, 2011	592	$9.73	1.60	$5,253
Awarded	156	7.78
Released	(203)	9.91
Forfeited	(41)	9.73
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535
Awarded	301	7.74
Released	(217)	9.55
Forfeited	(63)	8.24
RSUs outstanding at June 29, 2013	525	$8.20	1.48	$3,735
Awarded	416	8.46
Released	(196)	8.61
Forfeited	(96)	8.26
RSUs outstanding at June 28, 2014	649	$8.23	1.58	$5,901
RSUs vested and expected to vest after June 28, 2014	553	$8.22	1.46	$5,029

The Company has unamortized share-based compensation expense related to RSUs of $3.8 million, which will be amortized to expense over a weighted average period of 2.7 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under the Stock Purchase Plan, of which 1.6 million remain available at June 28, 2014. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the purchase period. The maximum number of shares of Common Stock that any employee may purchase under the Stock Purchase Plan during any offering period is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During fiscal year 2014, 2013 and 2012, the Company issued 129,000, 125,000 and 109,000 shares of common stock at weighted average prices of $6.02, $5.98 and $6.96, respectively. The weighted average grant date fair value of the fiscal 2014, 2013 and 2012 stock purchase awards were $1.75, $1.65 and $2.22 per share, respectively.

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

The following table lists the values of the assumptions the Company used to value share-based compensation in the Stock Purchase Plan:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Expected life	6 months	6 months	6 months
Risk-free interest rate	0.07%	0.12%	0.10%
Volatility range	26%–34%	35%–37%	43%–64%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee stock purchase plan during the fiscal year ended June 28, 2014:

	Shares	Weighted Average Purchase Price
Beginning Available	1,710,525
Purchases	(128,969)	$6.02
Ending Available	1,581,556

At June 28, 2014, the Company has $75,000 in unamortized share-based compensation related to its employee stock purchase plan. We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next four months.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Cost of revenues	$163	$187	$211
Research and development	1,096	1,282	1,434
Selling, general and administrative	1,533	1,871	2,091
Pre-tax stock-based compensation expense	2,792	3,340	3,736
Income tax effect	(910)	(1,101)	(1,229)
Net stock-based compensation expense	$1,882	$2,239	$2,507

The amount of share-based compensation expense in inventory at June 28, 2014, June 29, 2013 and June 30, 2012 is immaterial.

Share-based compensation expense categorized by the type of award from which it arose is as follows for fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012:

	Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Stock incentive plans	$2,586	$3,128	$3,492
Less income tax effect	910	1,101	1,229
Net stock incentive plan expense	1,676	2,027	2,263
Employee stock purchase plan	206	212	244
Less income tax effect	—	—	—
Net employee stock purchase plan expense	206	212	244
	$1,882	$2,239	$2,507

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. During the year ended June 30, 2012, the Company repurchased 1,482,572 shares for an aggregate cost of $11.6 million. As of June 28, 2014, approximately $26.6 million may yet be purchased under the 2012 and 2014 purchase authorities.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDER RIGHTS PLAN

On March 6, 2012, the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each share of common stock held by shareholders of record as of that date. Each right entitles shareholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series D Junior Participating Preferred Stock.

The Company designed the rights plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the rights plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right entitles the holder, other than an acquiring person, to purchase shares of the Company’s common stock (or, in the event that there are insufficient authorized common stock shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) at a 50% discount to the then prevailing market price. Prior to the acquisition by a person or group of 15% or more of the outstanding common stock, the Company may redeem the rights for $0.001 per right at the option of the Board of Directors. The rights will expire on March 6, 2022. As of June 28, 2014, there were 21,974,000 rights outstanding.

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

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS (Continued)

insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and most are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages.

Assets measured at fair value are summarized as follows:

	As of June 28, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
US Treasury securities	$527	$527	$—	$—
Repurchase agreements	4,547	—	4,547	—
Time deposits	17,693	—	17,693	—
National government and agency securities	5,055	—	5,055	—
State and municipal bond obligations	7,149	—	7,149	—
Corporate bonds and notes	42,781	—	42,781	—
Asset backed securities	7,614	—	7,614	—
Mortgage backed securities	4,785	—	4,785	—
Total	$90,151	$527	$89,624	$—

	As of June 29, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
Commercial paper	$2,400	$—	$2,400	$—
Repurchase agreements	4,988	—	4,988	—
Time deposits	12,087	—	12,087	—
National government and agency securities	4,451	—	4,451	—
State and municipal bond obligations	3,758	—	3,758	—
Corporate bonds and notes	47,793	—	47,793	—
Asset backed securities	10,022	—	10,022	—
Mortgage backed securities	6,731	—	6,731	—
Total	$92,230	$—	$92,230	$—

(1)	At June 28, 2014, $4,047 of the repurchase agreements are included in cash and cash equivalents; at June 29, 2013, the commercial paper and $2,991 of the repurchase agreements are included in cash and cash equivalents; the balance of the investments at June 28, 2014 and June 29, 2013 are included in short-term investments in marketable securities on the consolidated balance sheets.

The Company had no transfers between Level 1 and Level 2 during the years ended June 28, 2014 and June 29, 2013.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 28, 2014 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at June 28, 2014.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS (Continued)

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

17. INCOME TAXES

Income tax expense consists of federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Income (loss) before income taxes
U.S.	$(1,282)	$12,176	$341
Foreign	5,044	(27,782)	554
	3,762	(15,606)	895
Federal:
Current	(1,366)	5,424	941
Deferred	95	141	(641)
	(1,271)	5,565	300
State:
Current	—	7	(522)
Deferred	(12)	(172)	2,768
	(12)	(165)	2,246
Foreign:
Current	953	672	551
Deferred	100	151	—
	1,053	823	551

Total current	(413)	6,103	970
Total deferred	183	120	2,127
Total income tax expense (benefit)	$(230)	$6,223	$3,097

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. INCOME TAXES (Continued)

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Tax provision at federal statutory rate	34.0%	33.8%	34.0%
State income taxes, net of federal benefit	(1.3)	2.1	(33.4)
Foreign income and withholding taxes	1.7	(67.9)	34.1
Benefits from resolution of certain tax audits and expiration of statute of limitations	(21.8)	0.8	(15.4)
Intercompany licensing of intellectual property	(27.1)	(6.5)	—
Share-based compensation	3.4	(1.1)	20.5
Research and development tax credits	(2.3)	—	(2.2)
Change in valuation allowance	0.5	(1.8)	307.3
Other	6.8	0.7	1.1
Income tax expense	(6.1)%	(39.9)%	346.0%

The components of the net deferred tax assets were as follows (in thousands):

	As of the year ended
(in thousands)	June 28, 2014	June 29, 2013
Deferred tax assets:
Credit carryforwards	$2,778	$2,798
Accruals and reserves	843	1,311
Cumulative loss on investment	400	884
Depreciation and amortization	(933)	(975)
Net operating loss carryforward	1,418	1,424
Share-based compensation	3,013	3,088
Other	781	530
Total	8,300	9,060
Valuation allowance	(5,114)	(5,064)
Deferred tax assets	$3,186	$3,996
Deferred tax liabilities:
Gain on previously held shares in unconsolidated affiliate	$(3,793)	$(3,768)
Acquired PTI intangibles and other	(1,667)	(2,030)
Deferred tax liabilities	$(5,460)	$(5,798)

As of June 28, 2014, the Company has net operating loss carryforwards of approximately $207,000, $3.7 million and $5.0 million for PSE-TW in Taiwan, PSE-SD in China and PTI in Hong Kong, which will begin to expire in 2015, 2014 and no expiration, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $145,000 and $4.7 million to offset future federal and state taxable income. The federal research and development tax credit carryforward will begin to expire in 2034 and the state research and development tax credit can be carried forward indefinitely.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. The change in valuation allowance for the year ended June 28, 2014 and June 29, 2013 was an increase of $50,000

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. INCOME TAXES (Continued)

and $759,000, respectively, which resulted primarily from an increase in the research and development tax credit for California and the foreign net operating losses.

Consolidated income before income taxes includes non-U.S. income (loss) of approximately $5.0 million, $(27.8) million and $554,000 for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively. Pericom has not provided for U.S. income taxes on a cumulative total of approximately $19.7 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practical to determine the unrecognized deferred U.S. income tax liability that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely due to the complexities associated with its hypothetical calculation.

The Company recorded $1.7 million for unrecognized tax benefits as of June 28, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the three fiscal years from July 2, 2011 through June 28, 2014 is as follows:

(in thousands)
Balance as of July 2, 2011	$(755)
Gross increases — prior period tax positions	(515)
Gross increases — current period tax positions	(475)
Reductions as a result of a lapse of statute of limitations	138
Balance as of June 30, 2012	$(1,607)
Gross increases — prior period tax positions	(135)
Gross increases — current period tax positions	(1,423)
Reductions as a result of a lapse of statute of limitations	132
Balance as of June 29, 2013	$(3,033)
Gross increases — prior period tax positions	(411)
Gross increases — current period tax positions	(194)
Reductions — prior period tax positions	1,020
Reductions as a result of a lapse of statute of limitations	887
Balance as of June 28, 2014	$(1,731)

$934,000 of the balance at June 28, 2014 would affect the Company’s effective tax rate if recognized. The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2008 through 2014. The Internal Revenue Service recently completed their examination of the Company’s federal tax returns for fiscal 2010 and 2011, and additional tax payments of approximately $208,000 were made, including interest charges for the two years.

As of June 28, 2014, the Company has accrued $215,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

Within the next 12 months, we do not anticipate a material decrease in the unrecognized tax benefit or any other significant changes to our tax reserves during that period.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2014, 2013 or 2012.

19. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

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

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in, nor sells to persons in, Iran, Syria, Sudan, or Cuba, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for each of the three years ended June 28, 2014; and the net book value of long-lived assets as of June 28, 2014, June 29, 2013 and June 30, 2012 by geographical segment:

	Fiscal Year Ended
(in thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Net sales to countries:
China (including Hong Kong)	$61,054	$61,486	$48,178
Taiwan	39,463	43,144	63,301
United States	5,927	6,517	7,242
Others (less than 10% each)	21,624	18,108	18,414
Total net sales	$128,068	$129,255	$137,135

(in thousands)
Long-lived assets:
China (including Hong Kong)	$32,234	$35,180	$37,761
Taiwan	12,914	14,120	15,005
United States	12,154	10,779	2,304
Korea	1,067	659	650
Others (less than 10% each)	168	221	382
Total long-lived assets	$58,537	$60,959	$56,102

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 28, 2014 and June 29, 2013:

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 28, 2014	March 29, 2014	Dec 28, 2013	Sept 28, 2013
Net revenues	$32,739	$30,681	$32,040	$32,608
Cost of revenues	19,188	18,175	19,820	19,800
Gross profit	13,551	12,506	12,220	12,808
Operating expenses:
Research and development	4,782	4,694	5,274	5,045
Selling, general and administrative	8,100	7,407	7,126	7,687
Total operating expenses	12,882	12,101	12,400	12,732
Income from operations	669	405	(180)	76
Interest and other income, net	456	802	1,047	486
Income before income tax expense	1,125	1,207	867	562
Income tax expense (benefit)	291	(421)	(331)	231
Net income from consolidated companies	834	1,628	1,198	331
Equity in net income of unconsolidated affiliates	50	13	27	43
Net income	$884	$1,641	$1,225	$374
Basic income per share	$0.04	$0.07	$0.05	$0.02
Diluted income per share	$0.04	$0.07	$0.05	$0.02
Shares used in computing basic income per share	22,123	22,659	22,800	22,794
Shares used in computing diluted income per share	22,338	22,880	23,019	22,951

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

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

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer, President and Chairman of the Board of Directors

Date:	August 28, 2014

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex C. Hui and Kevin S. Bauer and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 28, 2014

/s/ KEVIN S. BAUER Kevin S. Bauer	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	August 28, 2014

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Senior Vice President, R&D and Director	August 28, 2014

/s/ JOHN C. EAST John C. East	Director	August 28, 2014

/s/ HAU L LEE Hau L. Lee	Director	August 28, 2014

/s/ MICHAEL SOPHIE Michael Sophie	Director	August 28, 2014

/s/ SIMON WONG Simon Wong	Director	August 28, 2014

Schedule II

PERICOM SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Revenues	Deductions	Balance at End of Period
Reserves for returns and pricing adjustments
Fiscal year ended June 28, 2014	$2,435	$4,880	$(4,879)	$2,436
Fiscal year ended June 29, 2013	2,522	4,493	(4,580)	2,435
Fiscal year ended June 30, 2012	1,718	5,982	(5,178)	2,522

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 28, 2014	$76	$1	$(52)	$25
Fiscal year ended June 29, 2013	44	49	(17)	76
Fiscal year ended June 30, 2012	229	92	(277)	44

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Deferred tax valuation allowance
Fiscal year ended June 28, 2014	$5,064	$50	$—	$5,114
Fiscal year ended June 29, 2013	4,305	759	—	5,064
Fiscal year ended June 30, 2012	1,062	3,243	—	4,305

Sii