Form 10-Q
period 2014-09-27
PERICOM SEMICONDUCTOR CORP
filed 2014-10-31
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 27, 2014 the Registrant had outstanding 21,843,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 27, 2014

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	September 27, 2014 and June 28, 2014	3

	Condensed Consolidated Statements of Operations
	for the three months ended September 27, 2014 and
	September 28, 2013	4

	Condensed Consolidated Statements of Comprehensive Income
	for the three months ended September 27, 2014 and
	September 28, 2013	5

	Condensed Consolidated Statements of Cash Flows
	for the three months ended September 27, 2014 and
	September 28, 2013	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	29

Item 4:	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	30

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6:	Exhibits	42

Signatures

PART I.  FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 27,	June 28,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,587	$33,020
Short-term investments in marketable securities	96,248	86,104
Accounts receivable
Trade (net of reserves and allowances of $2,303 and $2,461)	24,863	24,036
Other receivables	2,882	2,878
Inventories	11,918	12,288
Prepaid expenses and other current assets	1,053	2,458
Deferred income taxes	795	726
Total current assets	165,346	161,510

Property, plant and equipment – net	58,083	58,537
Investments in unconsolidated affiliates	2,495	2,445
Deferred income taxes – non-current	2,576	2,460
Intangible assets (net of accumulated amortization of $13,579 and $12,849)	6,285	7,009
Other assets	8,062	8,118
Total assets	$242,847	$240,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,697	$8,927
Accrued liabilities	10,120	9,934
Total current liabilities	19,817	18,861

Industrial development subsidy	6,133	6,354
Deferred income taxes	5,577	5,460
Noncurrent tax liabilities	1,041	1,041
Other long-term liabilities	888	871
Total liabilities	33,456	32,587

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 27, 2014, 21,968,000; June 28, 2014, 21,974,000	113,039	113,118
Retained earnings	85,699	83,204
Accumulated other comprehensive income, net of tax	10,653	11,170
Total shareholders' equity	209,391	207,492
Total liabilities and shareholders' equity	$242,847	$240,079

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Operations

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013

Net revenues	$33,259	$32,608
Cost of revenues	19,179	19,800
Gross profit	14,080	12,808
Operating expenses:
Research and development	4,588	5,045
Selling, general and administrative	7,300	7,687
Total operating expenses	11,888	12,732
Income from operations	2,192	76
Interest and other income, net	1,274	486
Income before income taxes	3,466	562
Income tax expense	1,010	231
Net income from consolidated companies	2,456	331
Equity in net income of unconsolidated affiliate	39	43
Net income	$2,495	$374
Basic income per share	$0.11	$0.02
Diluted income per share	$0.11	$0.02
Shares used in computing basic income per share	21,936	22,794
Shares used in computing diluted income per share	22,262	22,951

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Comprehensive Income

 (In thousands)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013

Net income	$2,495	$374
Other comprehensive income:
Change in unrealized gain or loss on securities available for sale, net	(174)	307
Foreign currency translation adjustment	(458)	945
Tax benefit (provision) related to other comprehensive income	115	(128)
Other comprehensive income, net of tax	(517)	1,124
Comprehensive income	$1,978	$1,498

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,495	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260	2,695
Share-based compensation	709	729
Tax benefit resulting from share-based transactions	293	109
Excess tax benefit resulting from share-based transactions	(29)	—
Loss on disposal of equipment	301	42
(Gain) loss on sale of investments	6	(44)
Equity in net income of unconsolidated affiliate	(39)	(43)
Deferred taxes	50	(103)
Changes in assets and liabilities:
Accounts receivable	(1,033)	(2,276)
Inventories	370	341
Prepaid expenses and other current assets	1,400	(212)
Other assets	11	144
Accounts payable	371	(2,227)
Accrued liabilities	(41)	501
Other long-term liabilities	—	17
Net cash provided by operating activities	7,124	47

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,136)	(1,243)
Purchase of available-for-sale investments	(25,719)	(20,624)
Maturities and sales of available-for-sale investments	15,292	16,538
Net cash used in investing activities	(11,563)	(5,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	1,498	—
Proceeds from short-term debt	—	514
Payments on short-term debt	—	(514)
Excess tax benefit resulting from stock option transactions	29	—
Repurchase of common stock	(2,302)	(765)
Net cash used in financing activities	(775)	(765)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(219)	166
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,433)	(5,881)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,020	30,844
End of period	$27,587	$24,963

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 27, 2014, the results of operations for the three months ended September 27, 2014 and September 28, 2013 and cash flows for the three months ended September 27, 2014 and September 28, 2013.  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2014.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual amounts could differ from these estimates.  The results of operations for the three months ended September 27, 2014 are not necessarily indicative of the results to be expected for the entire year.  The three month periods ended September 27, 2014 and September 28, 2013 each had 13 week periods.

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

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended June 28, 2014 is referred to as fiscal year 2014 or fiscal 2014, whereas the current fiscal year 2015 or fiscal 2015 will end on June 27, 2015.  Both fiscal 2014 and fiscal 2015 contain 52 weeks or 364 days. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of June.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The Company adopted the provisions of ASU 2013-11 this quarter. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, its adoption has had no impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. The impact on the Company’s financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	September 27, 2014			June 28, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$6,068	$(4,167)	$1,901	$6,056	$(3,913)	$2,143
Core developed technology	13,401	(9,412)	3,989	13,402	(8,936)	4,466

Total amortizable purchased intangible assets	19,469	(13,579)	5,890	19,458	(12,849)	6,609

SaRonix trade name	395	—	395	400	—	400

Total purchased intangible assets	$19,864	$(13,579)	$6,285	$19,858	$(12,849)	$7,009

Amortization expense related to finite-lived purchased intangible assets was approximately $725,000 and $785,000 for the three month periods ended September 27, 2014 and September 28, 2013, respectively.

The Company performs an impairment review of its intangible assets at least annually.  Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of September 27, 2014. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of customer relationships and existing and core technology, which have remaining useful lives from one to three years.  The Company expects future amortization expense associated with its intangible assets to be:

	Months from September 27, 2014
(in thousands)	Next 12 Months	13-24 Months	25-36 Months	Over 36 Months	Total
Customer relationships	$992	$909	$—	$—	$1,901
Core developed technology	1,919	1,808	262	—	3,989
Total	$2,911	$2,717	$262	$—	$5,890

 3.  INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding.  Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended September 27, 2014 and September 28, 2013 are computed as follows:

	Three Months Ended
	September 27,	September 28,
(in thousands, except per share data)	2014	2013

Net income	$2,495	$374
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	21,936	22,794

Basic earnings per share	$0.11	$0.02

Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	21,936	22,794
Dilutive shares using the treasury stock method	326	157
Shares used in computing diluted earnings per share	22,262	22,951
Diluted earnings per share	$0.11	$0.02

Options to purchase 1,256,000 and 2,366,000 shares of common stock, and restricted stock units of zero and 4,000 were outstanding during the three months ended September 27, 2014 and September 28, 2013 respectively, but are not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4.  INVENTORIES

Inventories consist of:

	September 27,	June 28,
(in thousands)	2014	2014

Raw materials	$5,433	$5,829
Work in process	2,843	2,468
Finished goods	3,642	3,991
Total inventories	$11,918	$12,288

The Company considers raw material inventory obsolete and reserves it if the raw material has not been placed into production within 365 days.  The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months.  In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of September 27, 2014 and June 28, 2014, the Company had reserved for $3.1 million and $3.2 million of inventory, respectively.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 27,	June 28,
(in thousands)	2014	2014

Accrued compensation	$6,564	$6,892
Income taxes payable	1,726	1,140
Sales commissions	302	307
Other accrued expenses	1,528	1,595
Total accrued liabilities	$10,120	$9,934

6.  COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at September 27, 2014 are as follows:

	Months from September 27, 2014
(in thousands)	Less than 12 Months	12-24 Months	24-36 Months	Over 36 Months	Total
Operating lease payments	$423	$48	$20	$—	$491
Capital equipment purchase commitments	216	—	—	—	216
Facility modification commitments	238	65	—	—	303
Total	$877	$113	$20	$—	$1,010

The operating lease commitments are primarily facility leases at the Company’s various Asian subsidiaries.

The facility modification commitments have been made at the Company’s Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of the plant site. The Company has no other purchase obligations beyond routine purchase orders as of September 27, 2014.

7.  INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	September 27,	September 28,
	2014	2013
Customer A	29%	25%
Customer B	12%	10%
All others	59%	65%
	100%	100%

	Accounts Receivable
	September 27,	June 28,
	2014	2014
Customer A	28%	29%
Customer B	7%	8%
All others	65%	63%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or Cuba, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended September 27, 2014 and September 28, 2013:

	Net Revenues
	Three Months Ended
	September 27,	September 28,
	2014	2013

China (including Hong Kong)	$16,178	$15,092
Taiwan	10,805	9,767
United States	1,462	1,814
Other (less than 10% each)	4,814	5,935
Total net revenues	$33,259	$32,608

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of September 27, 2014 and June 28, 2014:

	September 27,	June 28,
	2014	2014

China (including Hong Kong)	$31,530	$32,234
Taiwan	12,297	12,914
United States	13,056	12,154
Korea	1,023	1,067
Others (less than 10% each)	177	168
Total long-lived assets	$58,083	$58,537

8.  STOCK REPURCHASE PROGRAM

On April 26, 2012, the Board authorized a share repurchase program for $25 million of common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the three month period ended September 27, 2014, the Company repurchased 250,547 shares for an aggregate cost of approximately $2.3 million. During the three month period ended September 28, 2013, the Company repurchased 106,645 shares for an aggregate cost of approximately $765,000. Current cash balances and the proceeds from stock option exercises and purchases in the employee stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of September 27, 2014, the Company had approximately $24.3 million of repurchase authority remaining under the 2012 and 2014 share repurchase programs.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series.  As of September 27, 2014, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At September 27, 2014 the Company had two stock incentive plans and an employee stock purchase plan, consisting of the 2001 Stock Option Plan, 2004 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

Under the 2004 and 2001 stock incentive plans, the Company has reserved an aggregate of 4.2 million shares of common stock as of September 27, 2014 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The Company’s did not grant any stock options under its stock incentive plans during the three months ended September 27, 2014.

The value of the Company’s stock options granted under its stock incentive plans during the three months ended September 28, 2013 was estimated at the date of grant using the following weighted average assumptions:

Three Months Ended
September 28,
2013
Expected Life	5.9 years
Risk-free interest rate	0.81%
Volatility	54%
Dividend Yield	—

The weighted average fair value of options granted during the three months ended September 28, 2013 was $3.81.

The following table summarizes the Company’s stock option activity for the three months ended September 27, 2014:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(years)	(in thousands)
Options outstanding at June 28, 2014	2,085	$10.25	4.54	$1,077

Granted	—	—
Exercised	(181)	8.29
Cancelled or expired	(36)	13.05
Options outstanding at September 27, 2014	1,868	$10.39	4.50	$1,700

Options vested and expected to vest at September 27, 2014	1,847	$10.42	4.44	$1,652
Options exercisable at September 27, 2014	1,607	$10.79	3.82	$1,171

At September 27, 2014, 916,000 shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the three months ended September 27, 2014 was $190,000.

At September 27, 2014, expected future compensation expense relating to options outstanding is $843,000, which will be amortized to expense over a weighted average period of 2.5 years.

Additional information regarding options outstanding and exercisable as of September 27, 2014 is as follows:

		Options Outstanding			Exercisable Options
Range of Exercise Prices		Number Outstanding as of September 27, 2014	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of September 27, 2014	Weighted Average Exercise Price

$4.89	$7.87	387,085	6.85	$7.49	201,593	$7.42
7.88	8.85	457,845	4.04	8.44	395,731	8.39
8.86	10.25	379,050	4.24	9.87	365,550	9.90
10.26	15.45	453,007	3.74	12.76	453,007	12.76
15.46	18.10	191,500	3.13	16.32	191,500	16.32

$4.89	$18.10	1,868,487	4.50	$10.39	1,607,381	$10.79

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs and PSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.  PSUs are granted to executives of the Company and will vest in approximately 12 months subject to the achievement of each participant’s performance goals established at the beginning of the fiscal year. The fair value of RSUs and PSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs and PSUs for the three months ended September 27, 2014 is presented below:

	Shares	Weighted Average Award Date Fair	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Value	(years)	(in thousands)
RSUs outstanding at June 28, 2014	649	$8.23	1.58	$5,901

Awarded	114	9.55
Released	(65)	8.16
Forfeited	(8)	8.34
RSUs and PSUs outstanding at September 27, 2014	690	$8.45	1.39	$6,864

RSUs and PSUs expected to vest after September 27, 2014	618	$8.46	1.32	$6,145

Of the 114,000 shares awarded during the three months ended September 27, 2014, 500 shares were RSUs while the remaining shares awarded were PSUs. At September 27, 2014, expected future compensation expense relating to RSUs and PSUs is $3.8 million, which will be amortized to expense over a weighted average remaining recognition period of 2.3 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.6 million remain available at September 27, 2014. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods.  The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended September 27, 2014 and September 28, 2013. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period.  The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period.

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

At September 27, 2014, the Company had $20,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three months ended September 27, 2014 and September 28, 2013 generated from the plans described above:

	Three Months Ended
	September 27,	September 28,
(in thousands)	2014	2013

Cost of goods sold	$33	$36
Research and development	218	297
Selling, general and administrative	458	396
Pre-tax share-based compensation expense	709	729
Income tax impact	230	238
Net share-based compensation expense	$479	$491

Share-based compensation by type of award is as follows:

	Three Months Ended
	September 27,	September 28,
(in thousands)	2014	2013

Stock options	$97	$239
Restricted stock units	340	438
Performance stock units	217	—
Stock purchase plan	55	52
Total share-based compensation expense	$709	$729

The amount of share-based compensation expense capitalized in inventory at September 27, 2014 and June 28, 2014 is immaterial.

10. INCOME TAXES

Income Tax Expense

Income tax expense for the three months ended September 27, 2014 and September 28, 2013 was $1.0 million and $231,000, respectively, and was comprised of domestic federal and state income tax and foreign income tax. The effective tax rate for the three months ended September 27, 2014 was 29%, which resulted from the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities. The effective tax rate for the three months ended September 28, 2013 was 41%. As of September 27, 2014 and June 28, 2014, the Company has recorded a valuation allowance of $5.1 million against its deferred tax assets.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of September 27, 2014 was $1,846,000.  Of this amount, $719,000 would affect the Company’s effective tax rate if recognized. In addition, as of September 27, 2014 the Company had accrued $229,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2008 through 2014.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	September 27,	June 28,
(in thousands)	2014	2014

Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,495	$2,445

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first three months of fiscal 2015 and 2014, the Company’s allocated portion of JCP’s results was income of $39,000 and $43,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains or losses on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of September 27, 2014, accumulated other comprehensive income of $10.7 million consists of $10.6 million of accumulated currency translation gains and $126,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $53,000 tax provision. As of September 28, 2013, accumulated other comprehensive income of $11.3 million was made up of $11.6 million of accumulated currency translation gains partially offset by $318,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $73,000 tax benefit.

13.  SHORT-TERM DEBT

As of September 27, 2014 and June 28, 2014, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has two loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is an unsecured facility for $100 million New Taiwan Dollars (“NTD”), approximately U.S. $3.3 million. Loans under this facility are limited to $70 million NTD (U.S. $2.3 million), are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $80 million NTD (U.S. $2.6 million). Loans under this facility are limited to $60 million NTD (U.S. $2.0 million), are for up to 180 days, with the interest rate determined on a case by case basis, and may be in NTD, USD, or JPY.

14.  INDUSTRIAL DEVELOPMENT SUBSIDY

As of September 27, 2014, industrial development subsidies in the amount of $12.8 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at September 27, 2014 was $6.1 million, which is expected to be recognized over the next five to seven years.

A portion of the $12.8 million in subsidies was previously recorded as a receivable. As of June 28, 2014, the Company concluded that the remaining $843,000 of receivables will not be paid and accordingly the balance was written off.

The Company recognized $188,000 and $188,000 of industrial development subsidy as a reduction of cost of goods sold and $47,000 and $46,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended September 27, 2014 and September 28, 2013, respectively.

15.  INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings.  The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method.  The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. At September 27, 2014, a summary of investments by major security type is as follows:

	As of September 27, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$30,257	$—	$—	$—	$30,257
Repurchase agreements	501	—	—	—	501
National government and agency securities	4,916	96	(4)	92	5,008
State and municipal bond obligations	7,801	36	(15)	21	7,822
Corporate bonds and notes	40,971	138	(137)	1	40,972
Asset backed securities	7,231	12	(14)	(2)	7,229
Mortgage backed securities	4,445	23	(9)	14	4,459
Total	$96,122	$305	$(179)	$126	$96,248

At June 28, 2014 a summary of investments by major security type is as follows:

	As of June 28, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$17,693	$—	$—	$—	$17,693
Repurchase agreements	500	—	—	—	500
US Treasury securities	526	1	—	1	527
National government and agency securities	4,962	95	(2)	93	5,055
State and municipal bond obligations	7,090	63	(4)	59	7,149
Corporate bonds and notes	42,675	249	(143)	106	42,781
Asset backed securities	7,592	28	(6)	22	7,614
Mortgage backed securities	4,766	26	(7)	19	4,785
Total	$85,804	$462	$(162)	$300	$86,104

The above investments are included in short-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 27, 2014 and June 28, 2014:

	Continuous Unrealized Losses at September 27, 2014
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

National government and agency securities	$946	$3	$32	$1	$978	$4
State and municipal bond obligations	3,867	11	471	4	4,338	15
Corporate bonds and notes	10,466	44	5,425	93	15,891	137
Asset backed securities	2,760	9	1,080	5	3,840	14
Mortgage backed securities	1,933	8	399	1	2,332	9
Total	$19,972	$75	$7,407	$104	$27,379	$179

	Continuous Unrealized Losses at June 28, 2014
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

National government and agency securities	$282	$1	$91	$1	$373	$2
State and municipal bond obligations	—	—	695	4	695	4
Corporate bonds and notes	3,901	11	5,801	132	9,702	143
Asset backed securities	895	1	1,195	5	2,090	6
Mortgage backed securities	1,083	3	504	4	1,587	7
Total	$6,161	$16	$8,286	$146	$14,447	$162

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable.  The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three months ended September 27, 2014 and September 28, 2013, proceeds from sales and maturities of available-for-sale securities were $15.3 million and $16.5 million, respectively, and realized gains (losses) were $(6,000) and $44,000, respectively.

The following table lists the fair market value of the Company’s short-term investments by length of time to maturity as of September 27, 2014. Securities with maturities over multiple dates are mortgage-backed (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2052.

(in thousands)	September 27, 2014
Contractual Maturities
Less than 12 months	$27,393
One to three years	32,947
Over three years	28,486
Multiple dates	7,422
Total	$96,248

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis.  All of the investments are classified as Level 2 at September 27, 2014. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of September 27, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments
Time deposits	$30,745	$—	$30,745	$—
Repurchase Agreements	9,679	—	9,679	—
National government and agency securities	5,008	—	5,008	—
State and municipal bond obligations	7,822	—	7,822	—
Corporate bonds and notes	40,972	—	40,972	—
Asset backed securities	7,229	—	7,229	—
Mortgage backed securities	4,459	—	4,459	—
Total	$105,914	$—	$105,914	$—
(1)	$488,000 of the time deposits and $9,178,000 of the repurchase agreements are included in cash and cash equivalents; the balance of the investments are included in short-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the three months ended September 27, 2014.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 27, 2014 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at September 27, 2014.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 28, 2014 (the “Form 10-K”).

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

Executive Overview

We design, develop and market high-performance integrated circuits and frequency control products used in many of today’s advanced electronic systems.  A few years ago, we embarked on a strategy to transform our business, as sales of our products used in personal computers and laptops declined with the transition to mobile devices such as tablets and smart phones where we had lower market shares.  Our strategy was to increase sales from those market segments offering higher gross margins and growth potential, such as the ultramobility and embedded markets, including automotive.

During the three months ended September 27, 2014, net sales increased 2% as compared with the three months ended September 28, 2013, with gains in the embedded, PC/notebook and server end market segments, partially offset by declines in the networking, telecom and ultramobility market segments. We increased gross profit for the three months ended September 27, 2014 to $14.1 million for an increase of $1.3 million from $12.8 million for the three months ended September 28, 2013, primarily due to improved product mix in both IC and FCP products.  The resulting gross margin for the three months ended September 27, 2014 was 42.3%, a 300 basis point improvement, as compared to 39.3% for the three months ended September 28, 2013.

Operating income was $2.2 million for the three months ended September 27, 2014, as compared with operating income of $76,000 for the three months ended September 28, 2013. Net income for the three months ended September 27, 2014 was $2.5 million, or $0.11 per diluted share as compared to a net income of $374,000 or $0.02 per share for the three months ended September 28, 2013.

In summary, our progress in the execution of our market segment transition and gross margin expansion activities are evident in our financial results for the first quarter of fiscal 2015.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 27,	September 28,
	2014	2013

Net revenues	100.0%	100.0%
Cost of revenues	57.7%	60.7%
Gross profit	42.3%	39.3%
Operating expenses:
Research and development	13.8%	15.5%
Selling, general and administrative	21.9%	23.6%
Total	35.7%	39.1%
Income from operations	6.6%	0.2%
Interest and other income, net	3.8%	1.5%
Income before income taxes	10.4%	1.7%
Income tax expense	3.1%	0.7%
Net income from consolidated companies	7.3%	1.0%
Equity in net income of unconsolidated affiliates	0.1%	0.1%
Net income	7.4%	1.1%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
(in thousands)	September 27,	September 28,	%
	2014	2013	Change

Net revenues	$33,259	$32,608	2.0%
% of net sales accounted for by top 5 direct customers (1)	52.0%	47.0%

Number of direct customers that each account for more than 10% of net sales	2	2

% of net sales accounted for by top 5 end customers (2)	29.9%	29.8%

Number of end customers that each account for more than 10% of net sales	—	1

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

Net revenues increased $651,000 or 2.0% in the first three months of fiscal 2015 versus the first three months of fiscal 2014. Net revenue for IC and FCP products in the first three months of fiscal 2015 versus the first three months of fiscal 2014 reflected:

•	an increase of $531,000 or 2.7% in sales of IC products to $20.2 million, and
•	an increase of $120,000 or 0.9% in sales of our FCP products to $13.1 million.

The increase in sales of IC products was primarily driven by increased sales in the embedded, PC/notebook and server end market segments.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 27, 2014 and September 28, 2013:

	Three Months Ended
	September 27,	September 28,
	2014	2013
China (including Hong Kong)	49%	46%
Taiwan	32%	30%
United States	4%	6%
Other (less than 10% each)	15%	18%

Total	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended
	September 27,	September 28,	%
(in thousands)	2014	2013	Change

Net revenues	$33,259	$32,608	2.0%
Gross profit	14,080	12,808	9.9%
Gross profit as a percentage of net revenues (gross margin)	42.3%	39.3%

The increase in gross profit in the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 of $1.3 million is the result of:

•	a 2.0% increase in sales, which led to $276,000 of increased gross profit, and
•	a gross margin increase from 39.3% to 42.3%, resulting in a $996,000 improvement in gross profit.

The sales increase was discussed above. The gross margin increase resulted primarily from our initiative to focus on higher-margin opportunities in server, storage, networking, telecom and embedded market segments, as well as increased sales mix of crystal oscillator products.

Future gross profit and gross margin are highly dependent on the level and product mix of net revenues. This includes the mix of sales between lower margin FCP products and our higher margin IC products.  Although we have been successful at favorably improving our integrated circuit product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

During the three months ended September 27, 2014 and September 28, 2013, gross profit and gross margin benefited as a result of the sale of inventory of $88,000 and $108,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
	September 27,	September 28,	%
(in thousands)	2014	2013	Change

Net revenues	$33,259	$32,608	2.0%
Research and development	4,588	5,045	-9.1%

R&D as a percentage of net revenues	13.8%	15.5%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products.  The expense decrease of $457,000 for the three month period ended September 27, 2014 as compared to the same period of the prior year included decreases of $337,000 in total compensation expenses including stock-based compensation and $116,000 in depreciation expenses.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	September 27,	September 28,	%
(in thousands)	2014	2013	Change

Net revenues	$33,259	$32,608	2.0%
Selling, general and administrative	7,300	7,687	-5.0%

SG&A as a percentage of net revenues	21.9%	23.6%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The expense decrease of approximately $387,000 for the three month period ended September 27, 2014 as compared to the same period of the prior year is attributable primarily to the incurrence in the prior year quarter of $558,000 in lease restructuring and moving costs related to the relocation of corporate headquarters and $215,000 in reduced rent and utilities expenditures in the three months ended September 27, 2014, partially offset by increased expenditures of $205,000 for sales commissions and $181,000 for increases in legal and payroll services.

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

Interest and Other Income, Net

	Three Months Ended
	September 27,	September 28,	%
(in thousands)	2014	2013	Change

Interest income	$647	$635	1.9%
Other income (expense)	44	47	-6.4%
Foreign exchange transaction gain (loss)	583	(196)	NM
Interest and other income, net	$1,274	$486	162.1%
NM = not meaningful

Interest and other income for the three month period ended September 27, 2014 increased $788,000 as compared with the same period of the prior year due primarily to a swing from foreign exchange transaction losses last year to foreign exchange transaction gains in the current quarter with the principal impact coming from the strengthening U.S. dollar against the New Taiwan Dollar.

Income Tax Expense

	Three Months Ended
	September 27,	September 28,	%
(in thousands)	2014	2013	Change

Pre-tax income	$3,466	$562	516.7%
Income tax expense	1,010	231	337.2%

Effective tax rate	29.1%	41.1%

The difference in the effective tax rate for the three months ended September 27, 2014 as compared with the same period of the prior year is due primarily to the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, stock-based compensation from equity grants, and the utilization of research and development tax credits.

Equity in Net Income of Unconsolidated Affiliate

Equity in net income of unconsolidated affiliate consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three month periods ended September 27, 2014 and September 28, 2013, the Company’s allocated portion of JCP’s results was income of $39,000 and $43,000, respectively.

Liquidity and Capital Resources

As of September 27, 2014, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $123.8 million as compared with $119.1 million on June 28, 2014.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At September 27, 2014, unrealized gains on marketable securities net of taxes were $73,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at September 27, 2014 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at September 27, 2014.

As of September 27, 2014, $27.6 million was classified as cash and cash equivalents compared with $33.0 million as of June 28, 2014.  The maturities of our short term investments are staggered throughout the year so that cash requirements are met.  Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities.  For the three month period ended September 27, 2014, we spent approximately $1.1 million on property and equipment, compared to $1.2 million for the three month period ended September 28, 2013.  We generated approximately $647,000 of interest income for the three month period ended September 27, 2014, as compared with $635,000 of interest income for the three month period ended September 28, 2013. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $7.1 million for the three months ended September 27, 2014 was primarily the result of $2.5 million of net income and the addition of non-cash expenses of $2.3 million in depreciation and amortization, $709,000 of share-based compensation expense, $301,000 from write off of equipment and $293,000 of tax benefit from share-based transactions, partially offset by deductions of $29,000 of excess tax benefit from share-based transactions and $39,000 of equity in net income of unconsolidated affiliate. An additional contribution to cash included reductions of $370,000 in inventories and $1.4 million in prepaid expenses and other current assets, and an increase of $371,000 in accounts payable. Such contributions were partially offset by increases of $1.0 million in accounts receivable. Our net cash provided by operating activities was $47,000 in the three months ended September 28, 2013.

Our cash used in investing activities of $11.6 million for the three months ended September 27, 2014 was the result of purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $10.4 million, and additions to property and equipment of approximately $1.1 million. Our cash used in investing activities was $5.3 million for the three months ended September 28, 2013.

Our cash used in financing activities for the three months ended September 27, 2014 of $775,000 was the result of expenditures of $2.3 million for the repurchase of our common stock, partially offset by $1.5 million of proceeds from common stock issuance under stock plans. Our cash used in financing activities was $765,000 for the three months ended September 28, 2013.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 27, 2014 are as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	Thereafter
Operating lease payments	$491	$423	$68	$—
Capital equipment purchase obligations	216	216	—	—
Facility modifications	303	238	65	—
Total obligations	$1,010	$877	$133	$—

The operating lease commitments are primarily facility leases at our various Asian subsidiaries.

The facility modification commitments have been made by our Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of our plant site. We have no other purchase obligations beyond routine purchase orders as of September 27, 2014.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured.  A provision for estimated future returns and other charges against revenue is recorded at the time of shipment.  For the three months ended September 27, 2014, the majority of our revenues were from sales to distributors.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous three-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we grant Asian distributors stock rotation privileges between 1% and 10% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of product of each distributor’s net sales for the month and their stock rotation percentage.

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

PRODUCT WARRANTY.  We offer a standard one-year product replacement warranty.  In the past we have not had to accrue for a general warranty reserve, but assess the level and materiality of RMAs and we then determine whether it is appropriate to accrue for estimated returns of defective products at the time revenue is recognized. On occasion, we may determine to accept product returns beyond the standard one-year warranty period. In those instances, we accrue for the estimated cost at the time the decision to accept the return is made.  As a consequence of our standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant.  Accordingly, historical warranty costs have not been material.

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

IMPAIRMENT OF INTANGIBLE ASSETS.  We perform an impairment review of our intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our intangible assets existed as of September 27, 2014. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 27, 2014 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $96.2 million.  These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly,  the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At September 27, 2014, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $73,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

We transact business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries.  Of our $123.8 million of cash, cash equivalents and short-term investments at September 27, 2014, $64.0 million is in our foreign subsidiaries. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 27, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

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

Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. In the past, financial disruptions affecting the banking system, investment banks, insurance companies and the financial markets negatively impacted general domestic and global economic conditions. These economic conditions have resulted in our facing very challenging periods leading to reduced sales and earnings.

Our sales have been adversely impacted due to continued economic softness in many parts of the world and only tepid growth in others.  There could be a number of effects on our business that could also adversely affect our operating results. Disruptions may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders; a slowdown in global economies which could result in lower end-user demand for our products; and increased impairments of our investments. Net income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges related to intangible assets, long-term assets, investments and marketable securities. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income securities.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools.  In the United States, we currently hold 96 patents covering certain aspects of our product designs and have six additional patent applications pending.  Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business.  Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection.  We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office.  These proceedings can consume significant financial and management resources.  We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights.  This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention.  In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies.  For these and other reasons, this type of litigation could seriously harm our business.  Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Our independent foundries use a process technology that may include technology we helped develop with them, and that may generally be used by those foundries to produce their own products or to manufacture products for other companies, including our competitors. In addition, we may not have the right to implement key process technologies used to manufacture some of our products with foundries other than our present foundries.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. A number of factors, including unanticipated changes in the mix of earnings in countries with differing statutory tax rates or by unexpected changes in existing tax laws or our interpretation of them, could unfavorably affect our future effective tax rate.  In the event our management determines it is no longer more likely than not that we will realize a portion of our deferred tax assets we will be required to increase our valuation allowance which will result in an increase in our effective tax rate.  Furthermore, our tax returns are subject to examination in all the jurisdictions in which we operate which subjects us to potential increases in our tax liabilities. The Internal Revenue Service completed their examination of the federal tax returns for fiscal 2010 and 2011 during fiscal 2014, and the Company made additional tax payments of approximately $208,000 including interest charges for the two years that were examined.

In addition, in fiscal 2013 we began implementation of an operating structure to more efficiently align the Company's transaction flows with the Company's geographic business operations. As a result we formed new legal entities and realigned existing ones, completed an intercompany transfer of intellectual property rights, inventory and fixed assets across different tax jurisdictions, and implemented intercompany intellectual property licensing agreements between our U.S. and foreign entities. These changes may result in unanticipated changes to our tax rates and tax payments. All of these factors could have an adverse effect on our financial condition and results of operations.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the three months ended September 27, 2014 and September 28, 2013. As a percentage of net revenues, sales to our top five direct customers during the three months ended September 27, 2014 and September 28, 2013 totaled 52% and 47%, respectively.

We do not have long-term sales agreements with any of our customers.  Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours.  For the three months ended September 27, 2014 and September 28, 2013, sales to our domestic and international distributors were approximately 66% and 67% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

Any failure to manage these challenges, or the occurrence of an unforeseen change in the supply-demand dynamic, could cause us to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our operating results and cash flows. For further detail on credits, return rights and price protection, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Revenue Recognition.

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

In the three months ended September 27, 2014, we generated approximately 91%, 6% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In the three months ended September 28, 2013, we generated approximately 92%, 6% and 2% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

System security risks, data protection or privacy breaches and cyber-attacks could disrupt our internal operations and harm the reputation of the Company.

Breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism could compromise our information technology networks and result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, result in release of employee personal data, or cause us to incur increased information technology protection costs, any of which could adversely affect our financial results, stock price and reputation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2012, the Board authorized a share repurchase program for $25 million of our common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended September 27, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
July, 2014	142,676	$8.90	142,676	$25,341,792
August, 2014	31,348	9.22	31,348	25,052,879
September, 2014	76,523	9.72	76,523	24,308,903

Total	250,547	$9.19	250,547	$24,308,903

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

Pericom Semiconductor Corporation

(Registrant)

Date:	October 31, 2014	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

		By:	/s/ Kevin S. Bauer
Kevin S. Bauer
Chief Financial Officer