Form 10-Q
period 2014-12-27
PERICOM SEMICONDUCTOR CORP
filed 2015-02-02
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to _______ Commission File Number 0-27026

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

As of January 27, 2015 the Registrant had outstanding 22,357,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended December 27, 2014
INDEX

PART I. FINANCIAL INFORMATION		Page
Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	December 27, 2014 and June 28, 2014	3

	Condensed Consolidated Statements of Operations
	for the three and six months ended December 27, 2014
	and December 28, 2013	4

	Condensed Consolidated Statements of Comprehensive Income
	for the three and six months ended December 27, 2014
	and December 28, 2013	5

	Condensed Consolidated Statements of Cash Flows
	for the six months ended December 27, 2014
	and December 28, 2013	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	30

Item 4:	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	31

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6:	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 27,	June 28,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,708	$33,020
Short-term investments in marketable securities	107,341	86,104
Accounts receivable
Trade (net of reserves and allowances of $1,820 and $2,461)	25,015	24,036
Other receivables	3,248	2,878
Inventories	12,495	12,288
Prepaid expenses and other current assets	1,731	2,458
Deferred income taxes	872	726
Total current assets	172,410	161,510

Property, plant and equipment – net	56,769	58,537
Investments in unconsolidated affiliates	2,388	2,445
Deferred income taxes – non-current	2,656	2,460
Intangible assets (net of accumulated amortization of $14,102 and $12,849)	5,490	7,009
Other assets	8,080	8,118
Total assets	$247,793	$240,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,319	$8,927
Accrued liabilities	10,855	9,934
Total current liabilities	20,174	18,861

Industrial development subsidy	5,842	6,354
Deferred income taxes	5,737	5,460
Non-current tax liabilities	1,061	1,041
Other long-term liabilities	897	871
Total liabilities	33,711	32,587

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: December 27, 2014,
22,402,000; June 28, 2014, 21,974,000	116,635	113,118
Retained earnings	89,351	83,204
Accumulated other comprehensive income, net of tax	8,096	11,170
Total shareholders' equity	214,082	207,492
Total liabilities and shareholders' equity	$247,793	$240,079

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net revenues	$33,255	$32,040	$66,514	$64,648
Cost of revenues	18,427	19,820	37,606	39,620
Gross profit	14,828	12,220	28,908	25,028
Operating expenses:
Research and development	4,390	5,274	8,978	10,319
Selling, general and administrative	7,682	7,126	14,982	14,813
Total operating expenses	12,072	12,400	23,960	25,132
Income (loss) from operations	2,756	(180)	4,948	(104)
Interest and other income, net	1,935	1,047	3,209	1,533
Income before income taxes	4,691	867	8,157	1,429
Income tax expense (benefit)	1,113	(331)	2,123	(100)
Net income from consolidated companies	3,578	1,198	6,034	1,529
Equity in net income of unconsolidated affiliates	74	27	113	70
Net income	$3,652	$1,225	$6,147	$1,599
Basic income per share	$0.17	$0.05	$0.28	$0.07
Diluted income per share	$0.16	$0.05	$0.27	$0.07
Shares used in computing basic income per share	22,110	22,800	22,023	22,797
Shares used in computing diluted income per share	22,624	23,019	22,443	22,985

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net income	$3,652	$1,225	$6,147	$1,599
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net	(128)	(2)	(302)	305
Foreign currency translation adjustment	(2,501)	(319)	(2,959)	626
Tax benefit (provision) related to other comprehensive income	72	7	187	(121)
Other comprehensive income (loss), net of tax	(2,557)	(314)	(3,074)	810
Comprehensive income	$1,095	$911	$3,073	$2,409

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 27,	December 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,147	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,490	5,218
Share-based compensation	1,659	1,480
Tax benefit resulting from stock option transactions	1,263	376
Excess tax benefit resulting from stock option transactions	(265)	(13)
Gain on sale of investments	(49)	(81)
Write-off of assets	410	252
Equity in net income of unconsolidated affiliates	(113)	(70)
Deferred taxes	160	95
Changes in assets and liabilities:
Accounts receivable	(2,212)	(1,507)
Inventories	(570)	1,702
Prepaid expenses and other current assets	688	(533)
Other assets	(72)	300
Accounts payable	519	(3,773)
Accrued liabilities	(164)	138
Other long-term liabilities	44	(902)
Net cash provided by operating activities	11,935	4,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,474)	(3,067)
Purchase of available-for-sale investments	(56,502)	(30,078)
Maturities and sales of available-for-sale investments	34,165	29,643
Net cash used in investing activities	(24,811)	(3,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	5,898	1,837
Shares withheld on RSUs released	(49)	-
Repurchase of common stock	(4,009)	(3,137)
Excess tax benefit resulting from stock option transactions	265	13
Proceeds from short-term debt	-	514
Payments on short-term debt	-	(514)
Net cash provided by (used in) financing activities	2,105	(1,287)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(541)	(66)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,312)	(574)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,020	30,844
End of period	$21,708	$30,270

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of December 27, 2014, the results of operations for the three and six months ended December 27, 2014 and December 28, 2013 and cash flows for the six months ended December 27, 2014 and December 28, 2013. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2014.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and six months ended December 27, 2014 are not necessarily indicative of the results to be expected for the entire year. The three and six month periods ended December 27, 2014 and December 28, 2013 each had 13 and 26 week periods, respectively.

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

These interim condensed consolidated financial statements include the accounts of Pericom Semiconductor Corporation and its wholly owned subsidiaries, Pericom Global Limited (“PGL”), PSE Technology Corporation (“PSE-TW”), and Pericom Asia Limited (“PAL”). PGL has two wholly-owned subsidiaries, Pericom International Limited (“PIL”) and Pericom Semiconductor (HK) Limited (“PHK”). In addition, PAL has three subsidiaries, PSE Technology (Shandong) Corporation ("PSE-SD") and Pericom Technology Yangzhou Corporation (“PSC-YZ”) for the Jinan, China and Yangzhou, China operations, respectively, and Pericom Technology Inc. (“PTI”). The Company eliminates all intercompany balances and transactions upon consolidation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The Company adopted the provisions of ASU 2013-11 during the quarter ended September 27, 2014. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, its adoption has had no impact on the Company’s financial position or results of operations.

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

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	December 27, 2014			June 28, 2014
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$6,007	$(4,369)	$1,638	$6,056	$(3,913)	$2,143
Core developed technology	13,208	(9,733)	3,475	13,402	(8,936)	4,466

Total amortizable purchased intangible assets	19,215	(14,102)	5,113	19,458	(12,849)	6,609

SaRonix trade name	377	-	377	400	-	400

Total purchased intangible assets	$19,592	$(14,102)	$5,490	$19,858	$(12,849)	$7,009

Amortization expense related to finite-lived purchased intangible assets was approximately $721,000 and $1.4 million for the three and six month periods ended December 27, 2014 and $747,000 and $1.5 million for the three and six month periods ended December 28, 2013, respectively.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of December 27, 2014. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships and existing and core technology, which have remaining useful lives from one to three years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from December 27, 2014
	Next 12	13-24	25-36	Over 36
(in thousands)	Months	Months	Months	Months	Total
Customer relationships	$982	$656	$-	$-	$1,638
Core developed technology	1,901	1,464	110	-	3,475
	$2,883	$2,120	$110	$-	$5,113

3. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and six month periods ended December 27, 2014 and December 28, 2013 are computed as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
(in thousands, except per share data)	2014	2013	2014	2013
Net income	$3,652	$1,225	$6,147	$1,599
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	22,110	22,800	22,023	22,797
Basic income per share	$0.17	$0.05	$0.28	$0.07
Computation of common shares outstanding – diluted income per share:
Weighted average shares of common stock	22,110	22,800	22,023	22,797
Dilutive shares using the treasury stock method	514	219	420	188
Shares used in computing diluted income per share	22,624	23,019	22,443	22,985
Diluted income per share	$0.16	$0.05	$0.27	$0.07

Options to purchase 461,000 and 858,000 shares of common stock were outstanding during the three and six months ended December 27, 2014, respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method. Options to purchase 1,880,000 and 2,123,000 shares of common stock, and restricted stock units of 105 and 2,300 were outstanding during the three and six months ended December 28, 2013, respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4. INVENTORIES

Inventories consist of:

	December 27,	June 28,
(in thousands)	2014	2014
Raw materials	$5,606	$5,829
Work in process	2,348	2,468
Finished goods	4,541	3,991
Total inventories	$12,495	$12,288

The Company considers raw material inventory obsolete and reserves it if the raw material has remained idle for over 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of December 27, 2014, the Company had reserved for $3.1 million of inventory as compared to $3.2 million at June 28, 2014.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

	December 27,	June 28,
(in thousands)	2014	2014
Accrued compensation	$6,159	$6,892
Income taxes payable	2,613	1,140
Sales commissions	355	307
Other accrued expenses	1,728	1,595
Total accrued liabilities	$10,855	$9,934

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at December 27, 2014 are as follows:

	Months from December 27, 2014
	Less than	12-24	24-36	Over 36
(in thousands)	12 Months	Months	Months	Months	Total
Operating lease payments	$415	$29	$23	$-	$467
Capital equipment purchase commitments	150	-	-	-	150
Facility modification commitments	194	65	-	-	259
Total	$759	$94	$23	$-	$876

The operating lease commitments are primarily facility leases at the Company’s various Asian subsidiaries.

The facility modification commitments have been made at the Company’s Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of the plant site. The Company has no other purchase obligations beyond routine purchase orders as of December 27, 2014.

7. INDUSTRY AND SEGMENT INFORMATION

The Company has three operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single direct customer:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Customer A	21%	25%	25%	25%
Customer B	18%	10%	15%	10%
All others	61%	65%	60%	65%
	100%	100%	100%	100%

	Accounts Receivable
	December 27,	June 28,
	2014	2014
Customer A	20%	29%
Customer B	13%	8%
All others	67%	63%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or Cuba, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and six month periods ended December 27, 2014 and December 28, 2013:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
China (including Hong Kong)	$15,220	$14,563	$31,398	$29,655
Taiwan	11,419	9,621	22,224	19,388
United States	1,672	1,353	3,134	3,168
Other (less than 10% each)	4,944	6,503	9,758	12,437
Total net revenues	$33,255	$32,040	$66,514	$64,648

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of December 27, 2014 and June 28, 2014:

	December 27,	June 28,
	2014	2014
China (including Hong Kong)	$31,392	$32,234
Taiwan	11,072	12,914
United States	13,050	12,154
Korea	1,085	1,067
Others (less than 10% each)	170	168
Total long-lived assets	$56,769	$58,537

8. STOCK REPURCHASE PROGRAM

On April 26, 2012, the Board authorized a share repurchase program for $25 million of common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the six month period ended December 27, 2014, the Company repurchased 422,935 shares for an aggregate cost of approximately $4.0 million. During the six month period ended December 28, 2013, the Company repurchased 375,696 shares for an aggregate cost of approximately $3.1 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of December 27, 2014, the Company had approximately $22.6 million of repurchase authority remaining under the 2012 and 2014 share repurchase programs.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of December 27, 2014, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At December 27, 2014 the Company had three stock incentive plans and an employee stock purchase plan, consisting of the 2001 Stock Option Plan, 2004 Stock Incentive Plan, 2014 Stock Award and Incentive Compensation Plan and the 2010 Employee Stock Purchase Plan.

Under the three stock incentive plans, the Company has reserved an aggregate of 6.7 million shares of common stock as of December 27, 2014 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The value of the Company’s stock options granted under its stock incentive plans during the three months ended December 27, 2014 and December 28, 2013 was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	December 27,	December 28,
	2014	2013
Expected Life	5.9 years	5.9 years
Risk-free interest rate	1.74%	1.23%
Volatility	49%	54%
Dividend Yield	-	-

The weighted average fair value of options granted during the three months ended December 27, 2014 and December 28, 2013 was $4.80 and $4.56, respectively.

The following table summarizes the Company’s stock option activity for the six months ended December 27, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(years)	(in thousands)
Options outstanding at June 28, 2014	2,085	$10.25	4.54	$1,077

Granted	84	10.12
Exercised	(622)	8.81
Cancelled or expired	(46)	12.44
Options outstanding at December 27, 2014	1,501	$10.77	4.79	$4,958

Options vested and expected to vest at December 27, 2014	1,483	$10.81	4.74	$4,855
Options exercisable at December 27, 2014	1,192	$11.37	3.88	$3,404

At December 27, 2014, 3.4 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the six months ended December 27, 2014 was $1.4 million.

At December 27, 2014, expected future compensation expense relating to options outstanding is $1.1 million, which will be amortized to expense over a weighted average period of 2.6 years.

Additional information regarding options outstanding and exercisable as of December 27, 2014 is as follows:

		Options Outstanding			Exercisable Options
			Weighted
		Number	Average	Weighted	Number	Weighted
		Outstanding as	Remaining	Average	Exercisable as of	Average
Range of Exercise		of December 27,	Contractual	Exercise	December 27,	Exercise
Prices		2014	Term (years)	Price	2014	Price
$5.48	$8.09	327,142	6.41	$7.64	154,343	$7.70
8.10	9.07	300,319	5.02	8.56	245,700	8.52
9.08	10.67	316,745	5.26	9.80	256,947	9.95
10.68	15.72	365,101	3.92	13.34	343,282	13.38
15.73	18.10	191,500	2.53	16.32	191,500	16.32
$5.48	$18.10	1,500,807	4.79	$10.77	1,191,772	$11.37

Restricted Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs and PSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. PSUs are granted to executives of the Company and will vest in approximately 12 months subject to the achievement of each participant’s performance goals established at the beginning of the fiscal year. The fair value of RSUs and PSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs and PSUs for the six months ended December 27, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Award	Remaining
		Date Fair	Contractual	Aggregate
	Shares	Value	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2014	649	$8.23	1.58	$5,901

Awarded	405	10.96
Released	(171)	8.32
Forfeited	(13)	8.81
RSUs and PSUs outstanding at December 27, 2014	870	$9.48	1.70	$11,738

RSUs and PSUs expected to vest after December 27, 2014	810	$9.56	1.68	$10,922

Of the 405,000 shares awarded during the six months ended December 27, 2014, 292,000 shares were RSUs while the remaining 113,000 shares awarded were PSUs. At December 27, 2014, expected future compensation expense relating to RSUs and PSUs is $6.5 million, which will be amortized to expense over a weighted average remaining recognition period of 2.6 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.5 million remain available at December 27, 2014. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During the first six months of fiscal years 2015 and 2014, the Company issued 61,217 and 69,399 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.80 and $5.51, respectively. The weighted average fair value of the awards for the first six months of fiscal 2015 and 2014 were $2.60 and $1.65 per share, respectively.

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

The following table lists the values of the assumptions the Company used to calculate stock compensation under the Stock Purchase Plan:

	Three Months Ended
	December 27,	December 28,
	2014	2013
Expected Life	6 months	6 months
Risk-free interest rate	0.05%	0.08%
Volatility	37%	26%
Dividend Yield	-	-

The following table summarizes activity in the Company’s employee stock purchase plan during the six months ended December 27, 2014:

		Weighted
		Average
		Purchase
	Shares	Price
Beginning Available	1,581,556
Purchases	(61,217)	$6.80

Ending Available	1,520,339

At December 27, 2014, the Company had $77,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next 4 months.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and six months ended December 27, 2014 and December 28, 2013 generated from the plans described above:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands)	2014	2013	2014	2013
Cost of revenues	$56	$50	$89	$86
Research and development	299	313	517	610
Selling, general and administrative	595	388	1,053	784
Pre-tax share-based compensation expense	950	751	1,659	1,480
Income tax impact	(314)	(246)	(544)	(484)
Net share-based compensation expense	$636	$505	$1,115	$996

Share-based compensation by type of award is as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands)	2014	2013	2014	2013
Stock options	$136	$178	$233	$417
Restricted stock units	542	521	882	959
Performance stock units	213	-	430	-
Stock purchase plan	59	52	114	104
Total share-based compensation expense	$950	$751	$1,659	$1,480

The amount of share-based compensation expense capitalized in inventory at December 27, 2014 and June 28, 2014 is immaterial.

10. INCOME TAXES

Income Tax Expense (Benefit)

Income tax expense (benefit) for the six months ended December 27, 2014 and December 28, 2013 was $2.1 million and ($100,000), respectively, and was comprised of domestic federal and state income tax and foreign income tax. The income tax expense for the six months ended December 28, 2013 included the benefit from the release of tax reserves accrued under ASC 740-10. The effective tax rate for the six months ended December 27, 2014 was 26%, which resulted from the allocation of earnings between different tax jurisdictions, certain discrete items, and the inability to utilize losses in certain non-includable entities. As of December 27, 2014 and June 28, 2014, the Company has recorded a valuation allowance of $5.1 million against its deferred tax assets.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of December 27, 2014 was $2,301,000. Of this amount, $1,173,000 would affect the Company’s effective tax rate if recognized. In addition, as of September 27, 2014, the Company had accrued $244,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2008 through 2014. As of December 27, 2014, one of the Company’s subsidiaries in a foreign tax jurisdiction is under audit for the years 2010 to 2013. A tax provision has been made against the uncertain tax provision in relation to the tax audit. Although the final outcome is uncertain, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	December 27,	June 28,
(in thousands)	2014	2014
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,388	$2,445

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first six months of fiscal 2015 and 2014, the Company’s allocated portion of JCP’s results was income of $113,000 and $70,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of December 27, 2014, accumulated other comprehensive income of $8.1 million consists of $8.1 million of accumulated currency translation gains and $3,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $19,000 tax benefit. As of December 28, 2013, accumulated other comprehensive income of $11.0 million consists of $11.3 million of accumulated currency translation gains partially offset by $319,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $79,000 tax benefit.

13. SHORT-TERM DEBT

As of December 27, 2014 and June 28, 2014, the Company had no outstanding debt. However, the Company’s subsidiary PSE-TW has three loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is an unsecured facility for $100 million New Taiwan Dollars (“NTD”), approximately U.S. $3.1 million. Loans under this facility are limited to $70 million NTD (U.S. $2.2 million), are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $80 million NTD (U.S. $2.5 million). Loans under this facility are limited to $60 million NTD (U.S. $1.9 million), are for up to 180 days, with the interest rate determined on a case by case basis, and may be in NTD, USD, or JPY. The third is a secured facility for up to either $200 million NTD or $6.0 million USD. The loans are for up to 180 days, and may be in NTD, USD, JPY or other currencies, with the interest rate based on a spread over various benchmark rates depending upon the currency. PSE-TW has pledged $3.9 million in land and buildings as collateral for the secured loan and credit facility.

14. INDUSTRIAL DEVELOPMENT SUBSIDY

As of December 27, 2014, industrial development subsidies in the amount of $11.9 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at December 27, 2014 was $5.8 million, which amount is expected to be recognized over the next five to seven years.

The Company recognized $188,000 and $189,000 of industrial development subsidy as a reduction of cost of goods sold and $47,000 and $47,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended December 27, 2014 and December 28, 2013, respectively. The Company recognized $376,000 and $377,000 of industrial development subsidy as a reduction of cost of goods sold and $93,000 and $93,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the six month periods ended December 27, 2014 and December 28, 2013, respectively.

15. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. At December 27, 2014, a summary of investments by major security type is as follows:

	As of December 27, 2014
				Net
				Unrealized
	Amortized	Unrealized	Unrealized	Gains
(in thousands)	Cost	Gains	Losses	(Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$33,940	$-	$-	$-	$33,940
Repurchase agreements	497	-	-	-	497
US Treasury securities	486	-	(2)	(2)	484
National government and agency securities	4,100	86	(2)	84	4,184
State and municipal bond obligations	8,074	26	(37)	(11)	8,063
Corporate bonds and notes	49,247	118	(179)	(61)	49,186
Asset backed securities	7,717	10	(18)	(8)	7,709
Mortgage backed securities	3,283	5	(10)	(5)	3,278
Total	$107,344	$245	$(248)	$(3)	$107,341

At June 28, 2014 a summary of investments by major security type is as follows:

	As of June 28, 2014
				Net
				Unrealized
	Amortized	Unrealized	Unrealized	Gains
(in thousands)	Cost	Gains	Losses	(Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$17,693	$-	$-	$-	$17,693
Repurchase agreements	500	-	-	-	500
US Treasury securities	526	1	-	1	527
National government and agency securities	4,962	95	(2)	93	5,055
State and municipal bond obligations	7,090	63	(4)	59	7,149
Corporate bonds and notes	42,675	249	(143)	106	42,781
Asset backed securities	7,592	28	(6)	22	7,614
Mortgage backed securities	4,766	26	(7)	19	4,785
Total	$85,804	$462	$(162)	$300	$86,104

The above investments are included in short-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 27, 2014 and June 28, 2014:

	Continuous Unrealized Losses at December 27, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury securities	$484	$2	$-	$-	$484	$2
National government and agency securities	596	2	32	-	628	2
State and municipal bond obligations	4,994	37	-	-	4,994	37
Corporate bonds and notes	21,132	139	3,041	40	24,173	179
Asset backed securities	2,848	13	986	5	3,834	18
Mortgage backed securities	1,597	9	367	1	1,964	10
Total	$31,651	$202	$4,426	$46	$36,077	$248

	Continuous Unrealized Losses at June 28, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
National government and agency securities	$282	$1	$91	$1	$373	$2
State and municipal bond obligations	-	-	695	4	695	4
Corporate bonds and notes	3,901	11	5,801	132	9,702	143
Asset backed securities	895	1	1,195	5	2,090	6
Mortgage backed securities	1,083	3	504	4	1,587	7
Total	$6,161	$16	$8,286	$146	$14,447	$162

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the six months ended December 27, 2014 and December 28, 2013, proceeds from sales and maturities of available-for-sale securities were $34.2 million and $13.1 million, respectively, and realized gains were $49,000 and $79,000, respectively.

The following table lists the fair market value of the Company’s short-term investments by length of time to maturity as of December 27, 2014. Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

December 27,
(in thousands)	2014
Contractual Maturities
Less than 12 months	$34,680
One to three years	38,579
Over three years	27,983
Multiple dates	6,099
Total	$107,341

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. All of the investments are classified as Level 2 at December 27, 2014. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of December 27, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments
Time deposits	$42,938	$-	$42,938	$-
Repurchase Agreements	2,416	-	2,416	-
US Treasury securities	484	484	-	-
National government and agency securities	4,185	-	4,185	-
State and municipal bond obligations	8,062	-	8,062	-
Corporate bonds and notes	49,186	-	49,186	-
Asset backed securities	7,709	-	7,709	-
Mortgage backed securities	3,278	-	3,278	-
Total	$118,258	$484	$117,774	$-

(1)	$8,998,000 of the time deposits and $1,919,000 of the repurchase agreements are included in cash and cash equivalents; the balance of the investments are included in short-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the six months ended December 27, 2014.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 27, 2014 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 27, 2014.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

17. SUBSEQUENT EVENT

On January 21, 2015, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $0.06 per share of common stock. The record date for the initial cash dividend payment will be February 10, 2015, with payment made on February 24, 2015.

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

During the three months ended December 27, 2014, net sales increased 3.8% as compared with the three months ended December 28, 2013, with gains in the embedded, PC/notebook and server end market segments, partially offset by declines in the networking and ultramobility market segments. We increased gross profit for the three months ended December 27, 2014 to $14.8 million for an increase of $2.6 million from $12.2 million for the three months ended December 28, 2013, primarily due to improved product mix in both IC and FCP products. The resulting gross margin for the three months ended December 27, 2014 was 44.6%, a 650 basis point improvement, as compared to 38.1% for the three months ended December 28, 2013.

Operating income was $2.8 million for the three months ended December 27, 2014, as compared with an operating loss of $180,000 for the three months ended December 28, 2013. Net income for the three months ended December 27, 2014 was $3.7 million, or $0.16 per diluted share as compared to a net income of $1.2 million or $0.05 per share for the three months ended December 28, 2013.

In summary, our progress in the execution of our market segment transition and gross margin expansion activities are evident as our fiscal second quarter results reflect another quarter of strong earnings growth. Recognizing the increase in shareholder value that has resulted from our financial performance over the last year, our Board of Directors has approved the initiation of a quarterly cash dividend of $0.06 cents per share of common stock.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.4%	61.9%	56.5%	61.3%
Gross profit	44.6%	38.1%	43.5%	38.7%
Operating expenses:
Research and development	13.2%	16.5%	13.5%	16.0%
Selling, general and administrative	23.1%	22.2%	22.5%	22.9%
Total operating expenses	36.3%	38.7%	36.0%	38.9%
Income (loss) from operations	8.3%	(0.6)%	7.5%	(0.2)%
Interest and other income, net	5.8%	3.3%	4.8%	2.4%
Income before income taxes	14.1%	2.7%	12.3%	2.2%
Income tax expense (benefit)	3.3%	(1.0)%	3.2%	(0.2)%
Net income from consolidated companies	10.8%	3.7%	9.1%	2.4%
Equity in net income of unconsolidated affiliates	0.2%	0.1%	0.2%	0.1%
Net income	11.0%	3.8%	9.3%	2.5%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Six Months Ended
	December 27,	December 28,	%	December 27,	December 28,	%
(In thousands)	2014	2013	Change	2014	2013	Change
Net revenues	$33,255	$32,040	3.8%	$66,514	$64,648	2.9%
% of net sales accounted for by top 5 direct
customers (1)	52.4%	47.8%		52.2%	48.1%

Number of direct customers that each
account for more than 10% of net sales	2	2		2	2

% of net sales accounted for by top 5 end
customers (2)	27.6%	32.6%		28.7%	31.3%

Number of end customers that each account
for more than 10% of net sales	-	1		-	1

(1)	Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEM”s).

(2)	End customers are OEMs and their products are manufactured using our products. End customers may purchase directly from us or from distributors or contract manufacturers. For end customer data, we rely on information provided by our direct distribution and contract manufacturing customers.

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

Net revenues increased $1.2 million or 3.8% in the second quarter of fiscal 2015 versus the second quarter of fiscal 2014. Net revenue for IC and FCP products in the second quarter of fiscal 2015 versus the second quarter of fiscal 2014 reflected:

●	an increase of $1.2 million or 5.8% in sales of IC products to $21.1 million, and
●	an increase of $57,000 or 0.5% in sales of our FCP products to $12.2 million.

The increase in sales of IC products was driven primarily by increased sales in the embedded, PC/notebook and server end market segments, and to a lesser extent, from a release of sales reserves.

Net revenues increased $1.9 million or 2.9% in the first half of fiscal 2015 versus the first half of fiscal 2014. Net revenue for IC and FCP products in the first half of fiscal 2015 versus the first half of fiscal 2014 reflected:

●	an increase of $1.7 million or 4.3% in sales of IC products to $41.2 million, and
●	an increase of $177,000 or 0.7% in sales of our FCP products to $25.3 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and six months ended December 27, 2014 and December 28, 2013:

	Net Revenues
	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
China (including Hong Kong)	46%	46%	47%	46%
Taiwan	34%	30%	33%	30%
United States	5%	4%	5%	5%
Other (less than 10% each)	15%	20%	15%	19%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	December 27,	December 28,	%	December 27,	December 28,	%
(In thousands)	2014	2013	Change	2014	2013	Change
Net revenues	$33,255	$32,040	3.8%	$66,514	$64,648	2.9%
Gross profit	14,828	12,220	21.3%	28,908	25,028	15.5%
Gross profit as a percentage of
net revenues (gross margin)	44.6%	38.1%		43.5%	38.7%

The increase in gross profit in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 of $2.6 million is the result of:

●	a 3.8% increase in sales, which led to $542,000 of increased gross profit, and
●	a gross margin increase to 44.6% from 38.1%, resulting in a $2.1 million improvement in gross profit.

The increase in gross profit in the first half of fiscal 2015 as compared to the first half of fiscal 2014 of $3.9 million is the result of:

●	a 2.9% increase in sales, which led to $811,000 of increased gross profit, and
●	a gross margin increase to 43.5% from 38.7%, resulting in a $3.1 million improvement in gross profit.

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

During the three and six months ended December 27, 2014, gross profit and gross margin benefited as a result of the sale of inventory of $87,000 and $175,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $80,000 and $187,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	December 27,	December 28,	%	December 27,	December 28,	%
(In thousands)	2014	2013	Change	2014	2013	Change
Net revenues	$33,255	$32,040	3.8%	$66,514	$64,648	2.9%
Research and development	4,390	5,274	-16.8%	8,978	10,319	-13.0%

R&D as a percentage of net revenues	13.2%	16.5%		13.5%	16.0%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $884,000 expense decrease for the three month period ended December 27, 2014 as compared to the same period of the prior year is primarily attributable to decreases of $264,000 in compensation expenditures, $476,000 for masks, tooling and other department expenses, $89,000 in depreciation and amortization expenses and $57,000 for consultants. The $1.3 million expense reduction for the six month period ended December 27, 2014 as compared to the same period of the prior year is primarily attributable to decreases of $601,000 in compensation expenditures, $393,000 for masks, tooling and other department expenses, $264,000 in depreciation and amortization expenses and $110,000 for consultants.

We believe that continued spending on research and development to develop new products and improve manufacturing processes is critical to our long-term success, and as a result we expect to continue to invest in research and development projects. In the short term, we intend to continue to focus on cost control as business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement cost-cutting actions.

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	December 27,	December 28,	%	December 27,	December 28,	%
(In thousands)	2014	2013	Change	2014	2013	Change
Net revenues	$33,255	$32,040	3.8%	$66,514	$64,648	2.9%
Selling, general and administrative	7,682	7,126	7.8%	14,982	14,813	1.1%

SG&A as a percentage of net revenues	23.1%	22.2%		22.5%	22.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $556,000 for the three month period ended December 27, 2014 as compared to the same period of the prior year is attributable primarily to increases of $206,000 for share-based compensation expenses, $164,000 for rent, utilities and property taxes and licenses and $173,000 for outside services. The expense increase of approximately $169,000 for the six month period ended December 27, 2014 as compared to the same period of the prior year is attributable primarily to increases of $268,000 for share-based compensation expenses and $354,000 for outside services, partially offset by savings of $454,000 in lease restructuring charges incurred in the prior year. The increases in share-based compensation are primarily the result of switching a portion of the executives’ cash bonuses to performance-based equity awards.

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

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	December 27,	December 28,	%	December 27,	December 28,	%
(In thousands)	2014	2013	Change	2014	2013	Change
Interest income	$788	$667	18.1%	$1,435	$1,301	10.3%
Other income (expense)	(43)	14		1	63
Exchange gain (loss)	1,190	366		1,773	169
Interest and other income	$1,935	$1,047	84.8%	$3,209	$1,533	109.3%

Interest and other income, net for the three month period ended December 27, 2014 increased $888,000 as compared with the same period of the prior year due primarily to a $824,000 increase in exchange gains and a $121,000 increase in interest income and realized gains on sales and maturities of investments. Interest and other income, net for the six month period ended December 27, 2014 increased $1.7 million as compared with the same period of the prior year due primarily to a $1.6 million increase in exchange gains and a $134,000 increase in interest income and realized gains on sales and maturities of investments.

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands)	2014	2013	2014	2013
Pre-tax income	$4,691	$867	$8,157	$1,429
Income tax expense (benefit)	1,113	(331)	2,123	(100)

Effective tax rate	24%	-38%	26%	-7%

The income tax expense for the three and six months ended December 27, 2014 was comprised of foreign income taxes as well as domestic federal and state income tax. The effective tax rate for the three and six months ended December 27, 2014 was 24% and 26%, respectively, which resulted from the changes in forecasted income and the allocation of earnings between different tax jurisdictions.

The income tax benefit for the three and six months ended December 28, 2013 included the benefit from the release of tax reserves accrued under ASC 740-10. Excluding the benefit amount, the effective tax rate for the three and six months ended December 28, 2013 was 47% and 45%, respectively.

Our effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and six month periods ended December 27, 2014, the Company’s allocated portion of JCP’s results was income of $74,000 and $113,000, respectively, as compared with income of $27,000 and $70,000 for the three and six month periods ended December 28, 2013, respectively.

Liquidity and Capital Resources

As of December 27, 2014, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $129.0 million as compared with $119.1 million on June 28, 2014.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At December 27, 2014, net unrealized gains on marketable securities net of taxes were $16,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 27, 2014 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at December 27, 2014.

As of December 27, 2014, $21.7 million was classified as cash and cash equivalents compared with $33.0 million as of June 28, 2014. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the six month period ended December 27, 2014, we spent approximately $2.5 million on property and equipment compared to $3.1 million for the six month period ended December 28, 2013. We generated approximately $1.4 million of interest income for the six month period ended December 27, 2014, as compared with $1.3 million of interest income for the six month period ended December 28, 2013, with the difference primarily attributable to reduced realized gains on sales of investments. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $11.9 million for the six months ended December 27, 2014 was primarily the result of net income of $6.1 million, non-cash expenses of $4.5 million in depreciation and amortization, $1.7 million of share-based compensation expense, $1.3 million tax benefit from stock option transactions and $410,000 write-off of assets, partially offset by $265,000 excess tax benefit from stock option transactions, $49,000 gain on sale of investments in marketable securities and $113,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $688,000 in prepaid expenses and other current assets and increases of $519,000 in accounts payable. Such contributions were partially offset by increases of $2.2 million in accounts receivable, $570,000 in inventory and $72,000 in other assets and decreases of $164,000 in accrued liabilities. Our net cash provided by operating activities was $4.3 million in the six months ended December 28, 2013.

Our cash used in investing activities of $24.8 million for the six months ended December 27, 2014 was the result of additions to property and equipment of approximately $2.5 million and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $22.3 million. Our cash used in investing activities was $3.5 million for the six months ended December 28, 2013.

Our cash provided by financing activities for the six months ended December 27, 2014 of $2.1 million was primarily the result of $5.9 million of proceeds from common stock issuance under our employee stock plans and $265,000 excess tax benefit from stock option transactions, partially offset by using $4.0 million for repurchase of our common stock. Our cash used in financing activities was $1.3 million for the six months ended December 28, 2013.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at December 27, 2014 are as follows:

		Payments Due by Period
		Less than 1
(in thousands)	Total	Year	1 – 3 Years	Thereafter
Operating lease payments	$467	$415	$52	$-
Capital equipment purchase obligations	150	150	-	-
Facility modifications	259	194	65	-
Total obligations	$876	$759	$117	$-

The operating lease commitments are primarily facility leases at our various Asian subsidiaries.

The facility modification commitments have been made by our Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of our plant site. We have no other purchase obligations beyond routine purchase orders as of December 27, 2014.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the six months ended December 27, 2014, the majority of our revenues were from sales to distributors.

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

Our distribution agreements provide for semi-annual stock rotation privileges of typically 10% of net sales for the previous three-month period. The contractual stock rotation applies only to shipments at book price. Asian distributors typically buy our product at less than book price and therefore are not entitled to the 10% stock rotation privilege. In order to provide for routine inventory refreshing, for our benefit as well as theirs, we grant Asian distributors stock rotation privileges between 1% and 5% even though we are not contractually obligated to do so. Each month a sales reserve is recorded for the estimated stock rotation privilege anticipated to be utilized by the distributors that month. This reserve is the sum of the product of each distributor’s net sales for the month and their stock rotation percentage, adjusted for their historical stock rotation allowance utilization rate.

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

INVENTORIES. Inventories are recorded at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. We adjust the carrying value of inventory for excess and obsolete inventory based on inventory age, shipment history and our forecast of demand over a specific future period of time. Raw material inventory is considered obsolete and reserved if it has remained idle over 365 days. We review our assembled devices for excess and write them off if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, we will determine, based on expected usage or other factors, that inventory considered obsolete by these guidelines should not be written off. We occasionally determine that the last twelve months’ sales levels will not continue and reserve inventory in line with the quantity forecasted. The semiconductor markets that we serve are volatile and actual results may vary from our forecast or other assumptions, potentially impacting our assessment of excess and obsolete inventory and resulting in material effects on our gross margin.

IMPAIRMENT OF INTANGIBLE ASSETS. We perform an impairment review of our intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our intangible assets existed as of December 27, 2014. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 27, 2014 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $107.3 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At December 27, 2014, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains net of tax of $16,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

We transact business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. Of our $129.0 million of cash, cash equivalents and short-term investments at December 27, 2014, $69.4 million is in our foreign subsidiaries. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 27, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to face a challenging business environment and limited visibility on end-market demands. Wide varieties of factors affect our operating results, many of which are beyond our control. These factors and risks include, but are not limited to, the following:

●	changes in the quantity of our products sold;
●	changes in the average selling price of our products;
●	general conditions in the semiconductor industry;
●	changes in our product mix;
●	a change in the gross margins of our products;
●	the operating results of the FCP product line, which normally has a lower profit margin than IC products;
●	expenses incurred in obtaining, enforcing, and defending intellectual property rights;
●	the timing of new product introductions and announcements by us and by our competitors;
●	customer acceptance of new products introduced by us;
●	delay or decline in orders received from distributors;
●	growth or reduction in the size of the market for interface ICs;
●	the availability of manufacturing capacity with our wafer suppliers, especially to support sales growth and new products;
●	changes in manufacturing costs;
●	fluctuations in manufacturing yields;
●	disqualification by our customers for quality or performance related issues;
●	the ability of customers to pay us;
●	increased research and development expenses associated with new product introductions or process changes;
●	the impairment of our intangible assets or other long-lived assets; and
●	fluctuations in our effective tax rate from quarter to quarter.

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

Our continued success depends in large part on the continued growth of markets for the products into which our semiconductor and frequency control products are incorporated. These markets include the following:

●	computers, notebooks, tablets and connectivity to related peripherals;
●	data communications and telecommunications equipment including switches and routers;
●	servers and storage equipment including cloud computing requirements;
●	consumer electronics equipment; and
●	embedded systems including video surveillance, medical and automotive.

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

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and declining selling prices over product life cycles. We currently offer a comprehensive portfolio of silicon and quartz based products. Our future success depends upon the timely completion and introduction of new products, across all our product lines, at competitive price and performance levels. The success of new products depends on a variety of factors, including the following:

●	product performance and functionality;
●	customer acceptance;
●	competitive cost structure and pricing;
●	successful and timely completion of product development;
●	sufficient wafer fabrication capacity; and
●	achievement of acceptable manufacturing yields by our wafer suppliers.

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

The complexity of our products makes us susceptible to manufacturing problems, which could increase our costs and delay our product shipments.

The manufacture and assembly of our products is highly complex and sensitive to a wide variety of factors, including:

●	the level of contaminants in the manufacturing environment;
●	impurities in the materials used; and
●	the performance of manufacturing personnel and production equipment.

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

In recent years, we purchased over 70% of our wafers from MagnaChip, TSMC and GlobalFoundries, with the balance from other wafer suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

●	lack of adequate capacity or assured product supply;
●	lack of available manufactured products;
●	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
●	unanticipated changes in wafer prices; and
●	closure of production facilities

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

In the quarter ended December 27, 2014, we were notified by MagnaChip that they will close a production facility from which we purchase wafers that support approximately 15% of our revenues by December 2015. We are working with MagnaChip to transfer production of these wafers to one of their alternate facilities. We have successfully conducted fab transfers in the past, but we may suffer some disruption in supply that could reduce our future revenues.

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

Our previous and potential future acquisitions could result in the following:

●	large one-time write-offs;
●	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;
●	the challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions as anticipated;
●	the risk of diverting the attention of senior management from other business concerns;
●	risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations;
●	the risk that our markets do not evolve as anticipated and that the technologies and capabilities acquired do not prove to be those needed to be successful in those markets;
●	potentially dilutive issuances of equity securities;
●	excessive usages of cash;
●	the incurrence of debt and contingent liabilities or amortization expenses related to intangible assets;
●	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies; and
●	difficulties in integrating or expanding information technology systems and other financial or business processes that may lead to financial reporting issues.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 93 patents covering certain aspects of our product designs and have seven additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A number of factors may adversely impact our future effective tax rates, such as:

●	changes in the tax laws of any of the countries in which we pay substantial taxes, including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;
●	challenges to our transfer pricing methodologies;
●	changes in the valuation of our deferred tax assets and liabilities;
●	changes in U.S. general accepted accounting principles; and
●	the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the six months ended December 27, 2014 and December 28, 2013. As a percentage of net revenues, sales to our top five direct customers during the six months ended December 27, 2014 and December 28, 2013 totaled 52% and 48%, respectively.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the six months ended December 27, 2014 and December 28, 2013, sales to our domestic and international distributors were approximately 67% and 68% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Selling through distributor channels increases the complexity of our business, requiring us to, among other matters:

●	manage a more complex supply chain;
●	manage the level of inventory at each distributor;
●	provide for credits, return rights and price protection;
●	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and
●	monitor the financial condition and creditworthiness of our distributors.

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

Risks associated with international business operations include the following:

●	disruptions or delays in shipments;
●	changes in economic conditions in the countries where these subcontractors are located;
●	currency fluctuations;
●	changes in political conditions;
●	potentially reduced protection for intellectual property;
●	foreign governmental regulatory requirements and unexpected changes in them;
●	the burdens of complying with a variety of foreign laws;
●	import and export controls;
●	delays resulting from difficulty in obtaining export licenses for technology;
●	changes in tax laws, tariffs and other barriers, and freight rates; and
●	compliance with Generally Accepted Accounting Principles in the United States (“U. S. GAAP”).

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

In the six months ended December 27, 2014, we generated approximately 91%, 6% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In the six months ended December 28, 2013, we generated approximately 93%, 5% and 2% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. Our stock price could fluctuate widely in response to factors some of which are not within our control, including:

●	general conditions in the semiconductor and electronic systems industries;
●	actual or anticipated fluctuations in our operating results;
●	changes in expectations as to our future financial performance;
●	announcements of technological innovations or new products by us or our competitors;
●	changes in earnings estimates by analysts; and
●	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many high technology companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2012, the Board authorized a share repurchase program for $25 million of our common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended December 27, 2014.

			Total Number of
	Total		Shares Purchased	Maximum $ Value
	Number of	Average	as Part of Publicly	That May Yet be
	Shares	Price Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
October, 2014	140,338	$9.53	140,338	$22,971,066
November, 2014	32,050	11.51	32,050	22,602,202
December, 2014	-	-	-	22,602,202
Total	172,388	$9.90	172,388	$22,602,202

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	The Company’s Stock Award and Incentive Compensation Plan, filed on October 16, 2014 as Appendix A to the Company’s proxy statement for its 2014 annual meeting, and incorporated herein by reference.
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date:	February 2, 2015	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

		By:	/s/ Kevin S. Bauer
Kevin S. Bauer
Chief Financial Officer