Form 10-Q
period 2015-03-28
PERICOM SEMICONDUCTOR CORP
filed 2015-05-05
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of April 28, 2015 the Registrant had outstanding 22,381,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended March 28, 2015
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of
	March 28, 2015 and June 28, 2014	3

	Condensed Consolidated Statements of Operations
	for the three and nine months ended March 28, 2015
	and March 29, 2014	4

	Condensed Consolidated Statements of Comprehensive Income
	for the three and nine months ended March 28, 2015
	and March 29, 2014	5

	Condensed Consolidated Statements of Cash Flows
	for the nine months ended March 28, 2015
	and March 29, 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	30

Item 4:	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A: Risk Factors		31

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6:	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 28,	June 28,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,208	$33,020
Short-term investments in marketable securities	99,824	86,104
Accounts receivable
Trade (net of reserves and allowances of $1,653 and $2,461)	22,918	24,036
Other receivables	2,370	2,878
Inventories	14,078	12,288
Prepaid expenses and other current assets	2,349	2,458
Deferred income taxes	764	726
Total current assets	181,511	161,510

Property, plant and equipment – net	56,865	58,537
Investments in unconsolidated affiliates	2,413	2,445
Deferred income taxes – non-current	2,518	2,460
Intangible assets (net of accumulated amortization of $14,843 and $12,849)	4,772	7,009
Other assets	7,964	8,118
Total assets	$256,043	$240,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,752	$8,927
Accrued liabilities	11,896	9,934
Total current liabilities	25,648	18,861

Industrial development subsidy	5,606	6,354
Deferred income taxes	4,820	5,460
Non-current tax liabilities	1,065	1,041
Other long-term liabilities	896	871
Total liabilities	38,035	32,587

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: March 28, 2015,
22,522,000; June 28, 2014, 21,974,000	118,618	113,118
Retained earnings	90,472	83,204
Accumulated other comprehensive income, net of tax	8,918	11,170
Total shareholders' equity	218,008	207,492
Total liabilities and shareholders' equity	$256,043	$240,079

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net revenues	$31,757	$30,681	$98,271	$95,329
Cost of revenues	17,054	18,175	54,660	57,795
Gross profit	14,703	12,506	43,611	37,534
Operating expenses:
Research and development	4,614	4,694	13,592	15,013
Selling, general and administrative	7,573	7,407	22,555	22,220
Total operating expenses	12,187	12,101	36,147	37,233
Income from operations	2,516	405	7,464	301
Interest and other income, net	547	802	3,757	2,336
Income before income taxes	3,063	1,207	11,221	2,637
Income tax expense (benefit)	635	(421)	2,758	(521)
Income from consolidated companies	2,428	1,628	8,463	3,158
Equity in net income of unconsolidated affiliate	35	13	148	82
Net income	$2,463	$1,641	$8,611	$3,240
Basic income per share	$0.11	$0.07	$0.39	$0.14
Diluted income per share	$0.11	$0.07	$0.38	$0.14

Cash dividends declared per common share	$0.06	$-	$0.06	$-

Shares used in computing basic income per share	22,436	22,659	22,161	22,751
Shares used in computing diluted income per share	23,049	22,880	22,645	22,950

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net income	$2,463	$1,641	$8,611	$3,240
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale, net	254	271	(48)	576
Foreign currency translation adjustment	611	(1,059)	(2,348)	(433)
Tax benefit (provision) related to other comprehensive income	(42)	(103)	145	(224)
Other comprehensive income (loss), net of tax	823	(891)	(2,251)	(81)
Comprehensive income	$3,286	$750	$6,360	$3,159

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,611	$3,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,749	7,671
Share-based compensation	2,869	2,197
Tax benefit resulting from stock option transactions	1,688	418
Excess tax benefit resulting from stock option transactions	(409)	(18)
Gain on sales of property and equipment	-	(23)
Gain on sales of available-for-sale investments	(172)	(119)
Write-off of property and equipment	445	254
Equity in net income of unconsolidated affiliates	(148)	(82)
Deferred taxes	(659)	210
Changes in assets and liabilities:
Accounts receivable	981	(600)
Inventories	(2,037)	1,556
Prepaid expenses and other current assets	80	(641)
Other assets	41	344
Accounts payable	705	(1,539)
Accrued liabilities	398	488
Noncurrent tax and other long-term liabilities	100	(1,837)
Net cash provided by operating activities	19,242	11,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,225)	(3,797)
Purchase of available-for-sale investments	(74,552)	(45,543)
Maturities and sales of available-for-sale investments	64,598	46,520
Proceeds from sales of property and equipment	-	25
Net cash used in investing activities	(14,179)	(2,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	7,641	1,910
Taxes paid related to net share settlement of equity awards	(49)	-
Proceeds from short-term debt	-	514
Payments on short-term debt	-	(514)
Excess tax benefit resulting from stock option transactions	409	18
Payment of cash dividends	(1,343)	-
Repurchase of common stock	(5,020)	(6,872)
Net cash provided by (used in) financing activities	1,638	(4,944)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(513)	(238)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,188	3,542
CASH AND CASH EQUIVALENTS:
Beginning of period	33,020	30,844
End of period	$39,208	$34,386

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of March 28, 2015, the results of operations for the three and nine months ended March 28, 2015 and March 29, 2014 and cash flows for the nine months ended March 28, 2015 and March 29, 2014. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2014.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three and nine months ended March 28, 2015 are not necessarily indicative of the results to be expected for the entire year. The three and nine month periods ended March 28, 2015 and March 29, 2014 each had 13 and 39 week periods, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017. The impact on the Company’s financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	March 28, 2015			June 28, 2014
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$6,003	$(4,613)	$1,390	$6,056	$(3,913)	$2,143
Core developed technology	13,229	(10,230)	2,999	13,402	(8,936)	4,466

Total amortizable purchased intangible assets	19,232	(14,843)	4,389	19,458	(12,849)	6,609

SaRonix trade name	383	-	383	400	-	400

Total purchased intangible assets	$19,615	$(14,843)	$4,772	$19,858	$(12,849)	$7,009

Amortization expense related to finite-lived purchased intangible assets was approximately $717,000 and $2.2 million for the three and nine month periods ended March 28, 2015 and $732,000 and $2.3 million for the three and nine month periods ended March 29, 2014, respectively.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of March 28, 2015. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of supplier and customer relationships and existing and core technology, which have remaining useful lives from one to two years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from March 28, 2015
	Next 12	13-24	Over 24
(in thousands)	Months	Months	Months	Total
Customer relationships	$982	$408	$-	$1,390
Core developed technology	1,899	1,100	-	2,999
	$2,881	$1,508	$-	$4,389

3. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three and nine month periods ended March 28, 2015 and March 29, 2014 are computed as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2015	2014	2015	2014
Net income	$2,463	$1,641	$8,611	$3,240
Computation of common shares outstanding – basic income per share:
Weighted average shares of common stock	22,436	22,659	22,161	22,751
Basic income per share	$0.11	$0.07	$0.39	$0.14

Computation of common shares outstanding – diluted income per share:
Weighted average shares of common stock	22,436	22,659	22,161	22,751
Dilutive shares using the treasury stock method	613	221	484	199
Shares used in computing diluted income per share	23,049	22,880	22,645	22,950
Diluted income per share	$0.11	$0.07	$0.38	$0.14

Options to purchase 390,000 and 702,000 shares of common stock were outstanding during the three and nine months ended March 28, 2015, respectively, but not included in the computation of diluted earnings per share because the options would be anti-dilutive under the treasury stock method. Options to purchase 1,701,000 and 1,982,000 shares of common stock, and restricted stock units of zero and 1,517 were outstanding during the three and nine months ended March 29, 2014, respectively, but not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4. INVENTORIES

Inventories consist of:

	March 28,	June 28,
(in thousands)	2015	2014
Raw materials	$6,735	$5,829
Work in process	2,553	2,468
Finished goods	4,790	3,991
Total inventories	$14,078	$12,288

The Company considers raw material inventory obsolete and reserves it if the raw material has remained idle for over 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of March 28, 2015, the Company had reserved for $3.2 million of inventory, consistent with the reserve as of June 28, 2014.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

	March 28,	June 28,
(in thousands)	2015	2014
Accrued compensation	$6,073	$6,892
Income taxes payable	3,529	1,140
Sales commissions	350	307
Other accrued expenses	1,944	1,595
Total accrued liabilities	$11,896	$9,934

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments at March 28, 2015 are as follows:

	Months from March 28, 2015
	Less than	12-24	24-36	36-48	48-60	Over 60
(in thousands)	12 Months	Months	Months	Months	Months	Months	Total
Operating lease payments	$242	$24	$23	$10	$9	$7	$315
Capital equipment purchase commitments	12	-	-	-	-	-	12
Facility modifications	571	42	-	-	-		613
Total	$825	$66	$23	$10	$9	$7	$940

The operating lease commitments are primarily facility leases at the Company’s various Asian subsidiaries.

The facility modification commitments have been made at the Company’s Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of the plant site. Building permits have been applied for, and site preparation has begun. The Company has no other purchase obligations beyond routine purchase orders as of March 28, 2015.

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

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single direct customer:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Customer A	15%	29%	22%	26%
Customer B	23%	10%	18%	10%
All others	62%	61%	60%	64%
	100%	100%	100%	100%

	Accounts Receivable
	March 28,	June 28,
	2015	2014
Customer A	16%	29%
Customer B	17%	8%
All others	67%	63%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria, Sudan, or Cuba, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three and nine month periods ended March 28, 2015 and March 29, 2014:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2015	2014	2015	2014
China (including Hong Kong)	$13,512	$15,342	$44,910	$44,997
Taiwan	12,175	9,315	34,399	28,703
United States	1,283	1,530	4,417	4,698
Other (less than 10% each)	4,787	4,494	14,545	16,931
Total net revenues	$31,757	$30,681	$98,271	$95,329

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of March 28, 2015 and June 28, 2014:

	March 28,	June 28,
	2015	2014
China (including Hong Kong)	$31,064	$32,234
Taiwan	11,266	12,914
United States	13,185	12,154
Korea	1,147	1,067
Others (less than 10% each)	203	168
Total long-lived assets	$56,865	$58,537

8. STOCK REPURCHASE PROGRAM

On April 26, 2012, the Board authorized a share repurchase program for $25 million of common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the nine month period ended March 28, 2015, the Company repurchased 496,612 shares for an aggregate cost of approximately $5.0 million. During the nine month period ended March 29, 2014, the Company repurchased 819,064 shares for an aggregate cost of approximately $6.9 million. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources. As of March 28, 2015, the Company had approximately $21.6 million of repurchase authority remaining under the 2012 and 2014 share repurchase programs.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of March 28, 2015, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

At March 28, 2015 the Company had three stock incentive plans and an employee stock purchase plan, consisting of the 2001 Stock Option Plan, 2004 Stock Incentive Plan, 2014 Stock Award and Incentive Compensation Plan and the 2010 Employee Stock Purchase Plan.

Under the three stock incentive plans, the Company has reserved an aggregate of 6.5 million shares of common stock as of March 28, 2015 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted stock.

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

The Company’s did not grant any stock options under its stock incentive plans during the three months ended March 28, 2015.

The value of the Company’s stock options granted under its stock incentive plans during the three months ended March 29, 2014 was estimated at the date of grant using the following weighted average assumptions:

Three
Months Ended
March 29,
2014
Expected Life	5.9 years
Risk-free interest rate	1.87%
Volatility	54%
Dividend Yield	-

The weighted average fair value of options granted during the three months ended March 29, 2014 was $4.62.

The following table summarizes the Company’s stock option activity for the nine months ended March 28, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(years)	(in thousands)
Options outstanding at June 28, 2014	2,085	$10.25	4.54	$1,077

Granted	84	10.12
Exercised	(801)	9.02
Cancelled or expired	(69)	11.25
Options outstanding at March 28, 2015	1,299	$10.95	4.84	$5,737

Options vested and expected to vest at March 28, 2015	1,282	$10.99	4.78	$5,617
Options exercisable at March 28, 2015	1,031	$11.59	3.86	$3,947

At March 28, 2015, 3.4 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the nine months ended March 28, 2015 was $2.6 million.

At March 28, 2015, expected future compensation expense relating to options outstanding is $907,000, which will be amortized to expense over a weighted average period of 2.4 years.

Additional information regarding options outstanding and exercisable as of March 28, 2015 is as follows:

		Options Outstanding			Exercisable Options
			Weighted
		Number	Average	Weighted		Weighted
		Outstanding as	Remaining	Average	Number	Average
Range of Exercise		of March 28,	Contractual	Exercise	Exercisable as of	Exercise
Prices		2015	Term (years)	Price	March 28, 2015	Price
$5.48	$8.02	260,229	7.36	$7.58	107,895	$7.56
8.03	9.07	271,412	4.85	8.55	227,689	8.51
9.08	10.67	261,461	5.33	9.83	211,115	9.98
10.68	15.72	321,176	3.81	13.54	299,601	13.59
15.73	18.10	185,001	2.36	16.33	185,001	16.33
$5.48	$18.10	1,299,279	4.84	$10.95	1,031,301	$11.59

Restricted Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs and PSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. PSUs are granted to executives of the Company and will vest in approximately 12 months subject to the achievement of each participant’s performance goals established at the beginning of the fiscal year. The fair value of RSUs and PSUs granted pursuant to the Company’s 2004 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs and PSUs for the nine months ended March 28, 2015 is presented below:

		Weighted	Weighted
		Average	Average
		Award	Remaining
		Date Fair	Contractual	Aggregate
	Shares	Value	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 28, 2014	649	$8.23	1.58	$5,901

Awarded	418	11.06
Released	(187)	8.31
Forfeited	(63)	9.29
RSUs and PSUs outstanding at March 28, 2015	817	$9.58	1.48	$12,399

RSUs and PSUs expected to vest after March 28, 2015	727	$9.53	1.39	$11,031

Of the 418,000 shares awarded during the nine months ended March 28, 2015, 305,000 shares were RSUs and 113,000 shares were PSUs. Of the 63,000 shares forfeited during the nine months ended March 28, 2015, 51,000 shares were RSUs and 13,000 shares were PSUs. At March 28, 2015, expected future compensation expense relating to RSUs and PSUs is $5.2 million, which will be amortized to expense over a weighted average remaining recognition period of 2.4 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s 2010 Employee Stock Purchase Plan (the “Stock Purchase Plan”) allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s Common Stock for issuance under this Plan, of which 1.5 million remain available at March 28, 2015. The Stock Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the Stock Purchase Plan for the three months ended March 28, 2015 and March 29, 2014. Participants in the Stock Purchase Plan may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During the first nine months of fiscal years 2015 and 2014, the Company issued 61,217 and 69,399 shares of common stock under the Stock Purchase Plan at weighted average prices of $6.80 and $5.51, respectively. The weighted average fair value of the awards for the first nine months of fiscal 2015 and 2014 were $2.60 and $1.65 per share, respectively.

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

The following table summarizes activity in the Company’s employee stock purchase plan during the nine months ended March 28, 2015:

		Weighted
		Average
		Purchase
	Shares	Price
Beginning Available	1,581,556
Purchases	(61,217)	$6.80

Ending Available	1,520,339

At March 28, 2015, the Company had $21,000 in unamortized share-based compensation related to its employee stock purchase plan which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three and nine months ended March 28, 2015 and March 29, 2014 generated from the plans described above:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Cost of revenues	$41	$40	$130	$126
Research and development	365	257	882	867
Selling, general and administrative	804	420	1,857	1,204
Pre-tax share-based compensation expense	1,210	717	2,869	2,197
Income tax impact	(406)	(235)	(950)	(719)
Net share-based compensation expense	$804	$482	$1,919	$1,478

Share-based compensation by type of award is as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Stock options	$138	$177	$371	$594
Restricted stock units	511	490	1,393	1,449
Performance stock units	505	-	936	-
Stock purchase plan	56	50	170	154
Total share-based compensation expense	$1,210	$717	$2,869	$2,197

The amount of share-based compensation expense capitalized in inventory at March 28, 2015 and June 28, 2014 is immaterial.

10. INCOME TAXES

Income Tax Expense (Benefit)

Income tax expense (benefit) for the nine months ended March 28, 2015 and March 29, 2014 was $2.8 million and ($521,000), respectively, and was comprised of domestic federal and state income tax and foreign income tax. The income tax benefit for the nine months ended March 29, 2014 included a $1.8 million benefit from the release of tax reserves accrued under ASC 740-10. The effective tax rate for the nine months ended March 28, 2015 was 25%, which resulted from the allocation of earnings between different tax jurisdictions, certain discrete items, and the inability to utilize losses in certain non-includable entities. As of March 28, 2015 and June 28, 2014, the Company has recorded a valuation allowance of $5.1 million against its deferred tax assets.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits for uncertain tax positions as of March 28, 2015 was $2,248,000. Of this amount, $1,121,000 would affect the Company’s effective tax rate if recognized. In addition, as of March 28, 2015, the Company had accrued $259,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2008 through 2014. As of March 28, 2015, one of the Company’s subsidiaries in a foreign tax jurisdiction is under audit for the years 2010 to 2013. A tax provision has been made against the uncertain tax provision in relation to the tax audit. Although the final outcome is uncertain, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	March 28,	June 28,
(in thousands)	2015	2014
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,413	$2,445

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first nine months of fiscal 2015 and 2014, the Company’s allocated portion of JCP’s results was income of $148,000 and $82,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of March 28, 2015, accumulated other comprehensive income of $8.9 million consists of $8.7 million of accumulated currency translation gains and $347,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $119,000 tax provision. As of June 28, 2014, accumulated other comprehensive income of $11.2 million consists of $11.0 million of accumulated currency translation gains and $300,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $168,000 tax provision.

13. DIVIDENDS

On January 26, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. The aggregate payment of approximately $1.3 million was made on February 24, 2015 to shareholders of record as of February 10, 2015.

14. SHORT-TERM DEBT

As of March 28, 2015 and June 28, 2014, the Company had no outstanding debt. However, the Company’s subsidiary PSE-TW has three loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is an unsecured facility for $100 million New Taiwan Dollars (“NTD”), or approximately U.S. $3.2 million. Loans under this facility are limited to $70 million NTD (U.S. $2.2 million), are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $80 million NTD (U.S. $2.6 million). Loans under this facility are limited to $60 million NTD (U.S. $1.9 million), are for up to 180 days, with the interest rate determined on a case by case basis, and may be in NTD, USD, or JPY. The third is a secured facility for up to either $200 million NTD or $6.0 million USD. The loans are for up to 180 days, and may be in NTD, USD, JPY or other currencies, with the interest rate based on a spread over various benchmark rates depending upon the currency. PSE-TW has pledged $4.0 million in land and buildings as collateral for the secured loan and credit facility.

15. INDUSTRIAL DEVELOPMENT SUBSIDY

As of March 28, 2015, industrial development subsidies in the amount of $11.9 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at March 28, 2015 was $5.6 million, which amount is expected to be recognized over the next five to seven years.

The Company recognized $185,000 and $190,000 of industrial development subsidy as a reduction of cost of goods sold and $46,000 and $47,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended March 28, 2015 and March 29, 2014, respectively. The Company recognized $561,000 and $567,000 of industrial development subsidy as a reduction of cost of goods sold and $139,000 and $140,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the nine month periods ended March 28, 2015 and March 29, 2014, respectively.

16. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. At March 28, 2015, a summary of investments by major security type is as follows:

	As of March 28, 2015
				Net
				Unrealized
	Amortized	Unrealized	Unrealized	Gains
(in thousands)	Cost	Gains	Losses	(Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$25,644	$-	$-	$-	$25,644
Repurchase agreements	-	-	-	-	-
US Treasury securities	2,000	-	-	-	2,000
National government and agency securities	3,887	86	-	86	3,973
State and municipal bond obligations	5,672	36	(2)	34	5,706
Corporate bonds and notes	49,872	330	(110)	220	50,092
Asset backed securities	7,897	19	(17)	2	7,899
Mortgage backed securities	4,505	9	(4)	5	4,510
Total	$99,477	$480	$(133)	$347	$99,824

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

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 28, 2015 and June 28, 2014:

	Continuous Unrealized Losses at March 28, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury securities	$2,000	$-	$-	$-	$2,000	$-
National government and agency securities	-	-	30	-	30	-
State and municipal bond obligations	1,187	2	-	-	1,187	2
Corporate bonds and notes	8,857	105	1,807	5	10,664	110
Asset backed securities	2,368	14	652	3	3,020	17
Mortgage backed securities	1,503	4	335	-	1,838	4
Total	$15,915	$125	$2,824	$8	$18,739	$133

	Continuous Unrealized Losses at June 28, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
National government and agency securities	$282	$1	$91	$1	$373	$2
State and municipal bond obligations	-	-	695	4	695	4
Corporate bonds and notes	3,901	11	5,801	132	9,702	143
Asset backed securities	895	1	1,195	5	2,090	6
Mortgage backed securities	1,083	3	504	4	1,587	7
Total	$6,161	$16	$8,286	$146	$14,447	$162

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the nine months ended March 28, 2015 and March 29, 2014, proceeds from sales and maturities of available-for-sale securities were $64.6 million and $46.5 million, respectively, and realized gains were $172,000 and $119,000, respectively.

The following table lists the fair market value of the Company’s short-term investments by length of time to maturity as of March 28, 2015. Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

March 28,
(in thousands)	2015
Contractual Maturities
Less than 12 months	$25,623
One to three years	47,529
Over three years	20,633
Multiple dates	6,039
Total	$99,824

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. All of the investments are classified as Level 2 at March 28, 2015. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

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

	As of March 28, 2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments
Time deposits	$42,090	$-	$42,090	$-
Repurchase Agreements	1,029	-	1,029	-
US Treasury securities	2,000	2,000	-	-
National government and agency securities	3,973	-	3,973	-
State and municipal bond obligations	5,706	-	5,706	-
Corporate bonds and notes	50,092	-	50,092	-
Asset backed securities	7,900	-	7,900	-
Mortgage backed securities	4,509	-	4,509	-
Total	$117,298	$2,000	$115,298	$-

(1)	$16,445,000 of the time deposits and all of the repurchase agreements are included in cash and cash equivalents; the balance of the investments are included in short-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the nine months ended March 28, 2015.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 28, 2015 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at March 28, 2015.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable, accrued liabilities and debt approximate fair value because of their short maturities and/or variable interest rates.

18. SUBSEQUENT EVENT

On April 23, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock payable on May 26, 2015 to shareholders of record at the close of business on May 12, 2015. This dividend will be recorded in the fourth quarter of fiscal 2015 and is expected to be approximately $1.4 million.

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

During the three months ended March 28, 2015, net sales increased 3.5% as compared with the three months ended March 29, 2014, with gains in the PC/notebook and server & storage end market segments, partially offset by declines in the networking, telecom and ultramobility market segments. We increased gross profit for the three months ended March 28, 2015 to $14.7 million for an increase of $2.2 million from $12.5 million for the three months ended March 29, 2014, primarily due to IC product revenue growth, improved product mix in both IC and FCP products and FCP cost reductions. The resulting gross margin for the three months ended March 28, 2015 was 46.3%, a 550 basis point improvement, as compared to 40.8% for the three months ended March 29, 2014.

Operating income was $2.5 million for the three months ended March 28, 2015, as compared with operating income of $405,000 for the three months ended March 29, 2014. Net income for the three months ended March 28, 2015 was $2.5 million, or $0.11 per diluted share as compared to net income of $1.6 million or $0.07 per share for the three months ended March 29, 2014.

In summary, our progress in the execution of our market segment transition and gross margin expansion activities are evident as our fiscal third quarter results reflect another quarter of strong earnings growth.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.7%	59.3%	55.6%	60.6%
Gross profit	46.3%	40.7%	44.4%	39.4%
Operating expenses:
Research and development	14.5%	15.3%	13.8%	15.8%
Selling, general and administrative	23.8%	24.1%	23.0%	23.3%
Total operating expenses	38.3%	39.4%	36.8%	39.1%
Income from operations	8.0%	1.3%	7.6%	0.3%
Interest and other income, net	1.7%	2.6%	3.8%	2.5%
Income before income taxes	9.7%	3.9%	11.4%	2.8%
Income tax expense (benefit)	2.0%	(1.4)%	2.8%	(0.5)%
Income from consolidated companies	7.7%	5.3%	8.6%	3.3%
Equity in net income of unconsolidated affiliates	0.1%	0.0%	0.2%	0.1%
Net income	7.8%	5.3%	8.8%	3.4%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 29,	March 29,	%
(In thousands)	2015	2014	Change	2014	2014	Change
Net revenues	$31,757	$30,681	3.5%	$98,271	$95,329	3.1%
% of net sales accounted for by top 5 direct
customers (1)	47.7%	51.5%		50.7%	48.8%
Number of direct customers that each
account for more than 10% of net sales	2	2		2	2
% of net sales accounted for by top 5 end
customers (2)	30.1%	35.1%		28.9%	32.5%
Number of end customers that each account
for more than 10% of net sales	-	1		-	1

(1)	Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEM”s).
(2)	End customers are OEMs and their products are manufactured using our products. End customers may purchase directly from us or from distributors or contract manufacturers. For end customer data, we rely on information provided by our direct distribution and contract manufacturing customers.

We design, develop and market high-performance integrated circuits (“ICs” or “IC products”) and frequency control products (“FCPs” or “FCP products”) used in many of today's advanced electronic systems. Our IC products include products that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system's microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. Our FCPs are electronic components that provide frequency references such as crystals, oscillators, and hybrid timing generation products for computer, communication and consumer electronic products. Our analog, digital and mixed-signal ICs, together with our FCP products enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Net revenues increased $1.1 million or 3.5% in the third quarter of fiscal 2015 versus the third quarter of fiscal 2014. Net revenue for IC and FCP products in the third quarter of fiscal 2015 versus the third quarter of fiscal 2014 reflected:

●	an increase of $2.2 million or 11.8% in sales of IC products to $20.7 million, partially offset by
●	a decrease of $1.1 million or 9.1% in sales of our FCP products to $11.1 million.

The increase in sales of IC products was driven primarily by increased sales in the PC/notebook and server & storage end market segments, partially offset by decreases in ultramobility markets. The decrease in FCP sales reflected softer than expected demand for timing products.

Net revenues increased $2.9 million or 3.1% for the first nine months of fiscal 2015 versus the first nine months of fiscal 2014. Net revenue for IC and FCP products for the first nine months of fiscal 2015 versus the first nine months of fiscal 2014 reflected:

●	an increase of $3.8 million or 6.7% in sales of IC products to $61.9 million, partially offset by
●	a decrease of $0.9 million or 2.5% in sales of our FCP products to $36.4 million.

The following table sets forth net revenues by country as a percentage of total net revenues for the three and nine months ended March 28, 2015 and March 29, 2014:

	Net Revenues
	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
China (including Hong Kong)	43%	50%	46%	47%
Taiwan	38%	30%	35%	30%
United States	4%	5%	4%	5%
Other (less than 10% each)	15%	15%	15%	18%
Total	100%	100%	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2015	2014	Change	2015	2014	Change
Net revenues	$31,757	$30,681	3.5%	$98,271	$95,329	3.1%
Gross profit	14,703	12,506	17.6%	43,611	37,534	16.2%
Gross profit as a percentage of
net revenues (gross margin)	46.3%	40.8%		44.4%	39.4%

The increase in gross profit in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 of $2.2 million is the result of:

●	a 3.5% increase in sales, which led to $439,000 of increased gross profit, and
●	a gross margin increase to 46.3% from 40.8%, resulting in a $1.8 million improvement in gross profit.

The increase in gross profit for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014 of $6.1 million is the result of:

●	a 3.1% increase in sales, which led to $1.2 million of increased gross profit, and
●	a gross margin increase to 44.4% from 39.4%, resulting in a $4.9 million improvement in gross profit.

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

During the three and nine months ended March 28, 2015, gross profit and gross margin benefited as a result of the sale of inventory of $83,000 and $259,000 respectively, that we had previously identified as excess and written down to zero value, as compared with benefits of $70,000 and $257,000, respectively, for the same periods of the prior year.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2015	2014	Change	2015	2014	Change
Net revenues	$31,757	$30,681	3.5%	$98,271	$95,329	3.1%
Research and development	4,614	4,694	-1.7%	13,592	15,013	-9.5%

R&D as a percentage of net revenues	14.5%	15.3%		13.8%	15.7%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The $80,000 expense decrease for the three month period ended March 28, 2015 as compared to the same period of the prior year is primarily attributable to decreases of $125,000 for masks, tooling and other department expenses, partially offset by increases of $52,000 in compensation expenses. The $1.4 million expense reduction for the nine month period ended March 28, 2015 as compared to the same period of the prior year is primarily attributable to decreases of $549,000 in compensation expenditures, $457,000 for masks, tooling and other department expenses, $273,000 in depreciation and amortization expenses and $134,000 for consultants.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2015	2014	Change	2015	2014	Change
Net revenues	$31,757	$30,681	3.5%	$98,271	$95,329	3.1%
Selling, general and administrative	7,573	7,407	2.2%	22,555	22,220	1.5%

SG&A as a percentage of net revenues	23.8%	24.1%		23.0%	23.3%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $166,000 for the three month period ended March 28, 2015 as compared to the same period of the prior year is attributable primarily to increases of $128,000 for outside sales rep commissions and $106,000 for other outside services, partially offset by decreases of $63,000 in compensation expenses. The expense increase of approximately $335,000 for the nine month period ended March 28, 2015 as compared to the same period of the prior year is attributable primarily to increases of $238,000 for outside sales rep commissions and $489,000 for other outside services, partially offset by savings of $381,000 in facilities expenses.

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

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	%	March 28,	March 29,	%
(In thousands)	2015	2014	Change	2015	2014	Change
Interest income	$859	$636	35.1%	$2,295	$1,937	18.5%
Other income (expense)	180	60		181	124
Foreign exchange gain (loss)	(492)	106		1,281	275
Interest and other income	$547	$802	-31.8%	$3,757	$2,336	60.8%

Interest and other income, net for the three month period ended March 28, 2015 decreased $255,000 as compared with the same period of the prior year due primarily to a $598,000 change from foreign exchange gains to foreign exchange losses, partially offset by a $223,000 increase in interest income and realized gains on sales and maturities of investments and a $120,000 increase in other income. Interest and other income, net for the nine month period ended March 28, 2015 increased $1.4 million as compared with the same period of the prior year due primarily to a $1.0 million increase in foreign exchange gains and a $358,000 increase in interest income and realized gains on sales and maturities of investments.

Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2015	2014	2015	2014
Pre-tax income (loss)	$3,063	$1,207	$11,221	$2,637
Income tax expense (benefit)	635	(421)	2,758	(521)

Effective tax rate	21%	35%	25%	20%

The income tax expense for the three and nine months ended March 28, 2015 was comprised of foreign income taxes as well as domestic federal and state income tax. The effective tax rate for the three and nine months ended March 28, 2015 was 21% and 25%, respectively, which resulted from the changes in forecasted income and the allocation of earnings between different tax jurisdictions as well as certain discrete items.

The income tax benefit for the three and nine months ended March 29, 2014 included the benefit from the release of tax reserves accrued under ASC 740-10 of $1.0 million and $1.8 million for the three and nine months, respectively.

Our effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, the benefit of generating federal research and development tax credits, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three and nine month periods ended March 28, 2015, the Company’s allocated portion of JCP’s results was income of $35,000 and $148,000, respectively, as compared with income of $13,000 and $82,000 for the three and nine month periods ended March 29, 2014, respectively.

Liquidity and Capital Resources

As of March 28, 2015, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $139.0 million as compared with $119.1 million on June 28, 2014.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. At March 28, 2015, net unrealized gains on marketable securities net of taxes were $228,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at March 28, 2015 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired at March 28, 2015.

As of March 28, 2015, $39.2 million was classified as cash and cash equivalents compared with $33.0 million as of June 28, 2014. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the nine month period ended March 28, 2015, we spent approximately $4.2 million on property and equipment compared to $3.8 million for the nine month period ended March 29, 2014. We generated approximately $2.3 million of interest income for the nine month period ended March 28, 2015, as compared with $1.9 million of interest income for the nine month period ended March 29, 2014, with the difference primarily attributable to reduced realized gains on sales of investments. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $19.2 million for the nine months ended March 28, 2015 was primarily the result of net income of $8.6 million, non-cash expenses of $6.7 million in depreciation and amortization, $2.9 million of share-based compensation expense, $1.7 million tax benefit from stock option transactions and $445,000 write-off of assets, partially offset by $409,000 excess tax benefit from stock option transactions, $172,000 gain on sale of investments in marketable securities and $148,000 equity in net income of unconsolidated affiliates. Additional contributions to cash included decreases of $981,000 in accounts receivable, $80,000 in prepaid expenses and other current assets and increases of $705,000 in accounts payable and $398,000 in accrued liabilities. Such contributions were partially offset by increases of $2.0 million in inventory. Our net cash provided by operating activities was $11.5 million in the nine months ended March 29, 2014.

Our cash used in investing activities of $14.2 million for the nine months ended March 28, 2015 was the result of additions to property and equipment of approximately $4.2 million and purchases of available for sale investments exceeding sales and maturities of available for sale investments by approximately $10.0 million. Our cash used in investing activities was $2.8 million for the nine months ended March 29, 2014.

Our cash provided by financing activities for the nine months ended March 28, 2015 of $1.6 million was primarily the result of $7.6 million of proceeds from common stock issuance under our employee stock plans and $409,000 excess tax benefit from stock option transactions, partially offset by using $5.0 million for repurchase of our common stock and $1.3 million for the payment of cash dividends. Our cash used in financing activities was $4.9 million for the nine months ended March 29, 2014.

On January 26, 2015, the Company announced its Board of Directors had approved the initiation of quarterly cash dividends. The first quarterly dividend of $0.06 per share of common stock was paid to shareholders of record on February 24, 2015.

On April 28, 2015, the Company announced its Board of Directors had approved a cash dividend of $0.06 per outstanding share of common stock payable on May 26, 2015 to shareholders of record at the close of business on May 12, 2015. This dividend will be recorded in the fourth quarter of fiscal 2015 and is expected to be approximately $1.4 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 28, 2015 are as follows:

		Payments Due by Period
		Less than 1	1 – 3	3 – 5
(In thousands)	Total	Year	Years	Years	Thereafter
Operating leases	$315	$242	$47	$19	$7
Capital equipment purchase commitments	12	12	-	-	-
Facility modifications	613	571	42	-	-
Total obligations	$940	$825	$89	$19	$7

The operating lease commitments are primarily facility leases at our various Asian subsidiaries.

The facility modification commitments have been made by our Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of our plant site. Building permits have been applied for, and site preparation has begun. We have no other purchase obligations beyond routine purchase orders as of March 28, 2015.

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

REVENUE RECOGNITION. We recognize revenue from the sale of our products upon shipment, provided title and risk of loss has passed to the customer, the price is fixed or determinable and collection of the revenue is reasonably assured. A provision for estimated future returns and other charges against revenue is recorded at the time of shipment. For the nine months ended March 28, 2015, the majority of our revenues were from sales to distributors.

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

IMPAIRMENT OF INTANGIBLE ASSETS. We perform an impairment review of our intangible assets at least annually and more frequently if certain indicators of impairment are present. In the event that management determines that the value of intangible assets has become impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made. Based on the results of our most recent impairment review, we determined that no impairment of our intangible assets existed as of March 28, 2015. However, future impairment reviews could result in a charge to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 28, 2015 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $99.8 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. At March 28, 2015, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains net of tax of $228,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

We transact business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. Of our $139.0 million of cash, cash equivalents and short-term investments at March 28, 2015, $75.0 million is in our foreign subsidiaries. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 28, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In recent years, we purchased over 70% of our wafers from MagnaChip, TSMC and GlobalFoundries, with the balance from other wafer suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

●	lack of adequate capacity or assured product supply;
●	lack of available manufactured products;
●	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
●	unanticipated changes in wafer prices; and
●	closure of production facilities.

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

In the quarter ended December 27, 2014, we were notified by MagnaChip that they will close a production facility, from which we purchase wafers that support approximately 15% of our revenues, by December 2015. We are working with MagnaChip to transfer production of these wafers to one of their alternate facilities. We have successfully conducted fab transfers in the past, but we may suffer some disruption in supply that could reduce our future revenues.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 94 patents covering certain aspects of our product designs and have six additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our effective tax rates may not be as low as we anticipate. As of March 28, 2015, one of the Company’s subsidiaries in a foreign tax jurisdiction is under audit for the years 2010 to 2013. Our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the nine months ended March 28, 2015 and March 29, 2014. As a percentage of net revenues, sales to our top five direct customers during the nine months ended March 28, 2015 and March 29, 2014 totaled 51% and 49%, respectively.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the nine months ended March 28, 2015 and March 29, 2014, sales to our domestic and international distributors were approximately 66% and 68% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

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

In the nine months ended March 28, 2015, we generated approximately 91%, 6% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In the nine months ended March 29, 2014, we generated approximately 92%, 5% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

Breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism could compromise our information technology networks and result in unauthorized release of our, our customers’ or our suppliers’ confidential or proprietary information, theft of our intellectual property, cause a disruption to our manufacturing and other operations, result in release of employee personal data, or cause us to incur increased information technology protection costs, any of which could adversely affect our financial results, stock price and reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2012, the Board authorized a share repurchase program for $25 million of our common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended March 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value That May Yet be Purchased Under the Plans or Programs
January, 2015	45,084	$12.91	45,084	$22,019,966
February, 2015	-	-	-	22,019,966
March, 2015	28,593	14.98	28,593	21,591,520
Total	73,677	$13.72	73,677	$21,591,520

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
4.1	Amendment to the Rights Agreement, dated as of March 6, 2015, between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., filed on March 9, 2015 as Exhibit 4.2 to the Company's Form 8-A/A and incorporated herein by reference.
4.2	Amendment of Amended and Restated Certificate of Determination Series D Junior Participating Preferred Shares of Pericom Semiconductor Corporation dated March 6, 2015, filed on March 9, 2015 as Exhibit 4.2 to the Company's Form 8-K and incorporated herein by reference.
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: May 4, 2015	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

Date: May 4, 2015	By:	/s/ Kevin S. Bauer
Kevin S. Bauer
Chief Financial Officer