Form 10-K
period 2015-06-27
PERICOM SEMICONDUCTOR CORP
filed 2015-09-01
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

S	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 27, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0254621 (I.R.S. Employer Identification No.)

1545 Barber Lane Milpitas, California (Address of Principal Executive Offices)	95035 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 232-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No S

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No S

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes S  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes S  No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer S	Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No S

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on December 31, 2014 as reported by the NASDAQ Stock Market was approximately $266,813,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 28, 2015 the Registrant had outstanding 21,856,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 3, 2015, which will be filed subsequently, are incorporated by reference in Part III of this report on Form 10-K.

PERICOM SEMICONDUCTOR CORPORATION

Form 10-K for the Year Ended June 27, 2015

i

PART I

EXPLANATORY NOTE

As used in this Form 10-K, the term “fiscal 2015” refers to our fiscal year ended June 27, 2015, the term “fiscal 2014” refers to our fiscal year ended June 28, 2014, and the term “fiscal 2013” refers to our fiscal year ended June 29, 2013.

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

We have one reportable segment, the interconnectivity device supply market. Additional segment reporting information is included in Note 18 of Notes to Consolidated Financial Statements in this report.

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

In fiscal 2015, we introduced a total of 83 new products across our timing, switching, connectivity, and signal integrity product families. We continue to focus our product development on new, high growth and high demand applications across mobility, cloud computing, the Internet of Things, server/storage, networking, and embedded applications such as automotive, medical and video surveillance. Examples of specific products in high demand include Type C switch for reversable USB connectors, multiple output XO and clock generators, expanding our PCIe GEN2 packet switch family to cover larger networking and enterprise systems, AEC-Q qualified products for automotive, and very low voltage signal integrity products for mobile (battery powered) products.

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

In fiscal 2015, IC product revenues were $82.1 million or 63.8% of the $128.8 million in total revenues, with the balance of $46.7 million attributable to FCP product revenues. In fiscal 2014, IC product revenues were $78.3 million or 61.1% of the $128.1 million in total revenues, with the balance of $49.8 million attributable to FCP product revenues. In fiscal 2013, IC product revenues were $77.2 million or 59.7% of the $129.3 million in total revenues, with the balance of $52.1 million attributable to FCP product revenues.

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

PCI/PCI-X:

With a comprehensive product portfolio based on performance and value, this legacy product family consists of both existing and new applications across multiple market segments. Manufacturers continue to use PCI and PCI-X for legacy designs, especially in long-term higher-end platforms, such as networking, storage, high-end server and embedded systems used in military, industrial and computing applications, and PC based video surveillance products. In fiscal 2013, we continued to support legacy PCI and PCI-X platforms in our customer base, although the shift to PCI Express continued. In fiscal 2014, we saw the continued gradual decline of PCI to PCI bridges in favor of PCIe to PCI bridges and PCIe packet switch functionality. In fiscal 2015, we expanded our PCIe product families to accommodate the continued transition from PCI-only bridge products to PCIe bridge and packet switch products in our customer base.

PCI Express:

PCI Express (“PCIe”) is the next generation replacement for PCI. PCIe is a serial, high-speed technology, which offers many advantages over the parallel bus based PCI technology. All market segment applications have adopted or are in the process of adopting PCIe, and our PCIe products actively target all major PCIe based applications, including mainstream and industrial PCs, PC peripherals, embedded systems, high-end multifunction printers, video security monitoring, redundant arrays of independent disks (“RAID”) and Fiber Channel cards in the Storage Area Network space, Multi-channel Ethernet Network Interface Controllers (“Ethernet NICs”), and routers and switches. In fiscal 2013, we expanded our ‘serial bridge’ concept by introducing a family of PCIe to video decoders, targeting the surveillance market segment. These highly integrated products process video camera surveillance data. In fiscal 2014, we continued to expand our serial bridge families with Inter-Integrated Circuit (“I2C”) and Serial Peripheral Interface (“SPI”) to Universal Asynchronous Receiver/Transmitter (“UART”), and PCIe to local bus, targeted mainly to industrial and embedded applications. In addition, we also continued to expand our PCIe GEN2 Packet Switch family, meeting growing demand in networking, computing, and embedded applications. In fiscal 2015, we continued to expand our PCIe GEN2 (5Gb) packet switch family targeting networking and enterprise applications, and introduced new UART bridge family products targeting embedded platforms.

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

ASSP Switch:

We offer a line of ASSP switches for local area networks (“LAN”), Analog Video, Digital Video such as DVI/HDMI, PCI Express and USB applications. The LAN switches address the high-performance demands of 10/100/1000 Ethernet LANs. The video switches address the high bandwidth that enables the switching between different video sources associated with video graphic cards and flat panel displays. Some of our newest video switches address the HDMITM Rev. 1.3 standard. We are also marketing our PCI Express signal switches with GEN1 (2.5Gbps) and GEN2 (5.0Gbps) speeds for desktop PC, gaming stations, servers and storage applications. We continue to expand our innovations in this area to address next generation networking, computing and media platforms. In fiscal 2013, we introduced a new family of high speed switches spanning up to 10Gb switching speed. In fiscal 2014, we expanded our ASSP switch family with USB3 switches for computing and server applications. In fiscal 2015, using our high speed switch technology, we launched a family of ‘Type C’ switches with multiple functions and features. ‘Type C’ refers to the new USB reversible connector that is being adopted by almost all products that use a USB connector.

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

Through this line of products, we offer a broad range of ReDrivers to manage standard protocols such as PCIe, SATA, SAS, USB3 and XAUI for applications including servers, storage, networking, notebook, tablet and docking stations. Systems designers benefit from our ReDriver products in another way: they can now use our ReDrivers with inexpensive cables, such as CAT6 or flexible ribbon cables instead of using very expensive passive cables to achieve good signal integrity at the end of the trace. In fiscal 2013, we introduced a family of ReDrivers covering the new SAS3 12Gb data rate as part of a new design generation with higher performance for storage and data center applications. In fiscal 2014, we launched video protocol ReDrivers for HDMI and Display Port, as well as new generations of USB3 ReDrivers addressing low voltage mobility applications. In fiscal 2015, we successfully launched our PCIe3/SATA3 ‘combo’ redriver aimed at new mobility chipset platforms, introduced a new family of HDMI and Display Port redrivers, and launched the first of our new ultra-linear redrivers for high speed protocols using link training.

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

Our timing product line provides a broad range of general-purpose solutions including clock generators, clock fanout buffers/converters, and zero delay buffers to meet customers’ needs for their timing trees. In fiscal 2013, we introduced TCXO, VCXO, and VCTCXO crystal oscillator families for mobility, networking and embedded market segments. In fiscal 2014, we continued to expand our Silicon Clock product lines with high performance clock buffers for specific applications and introduced new Real Time Clock products for mobility applications. In fiscal 2015, we launched the ‘NX’ family of frequency selectable crystal oscillators (XO) aimed at enterprise, networking, embedded and cloud storage applications, as well as new low-power clock generators and buffers aimed at mobile platforms requiring longer battery life while not sacrificing performance.

HiFlexTM Clock Family:

This clock generator family includes high frequency and low jitter clock signals generated from fundamental crystals to provide high performance and flexible timing solutions to networking and storage systems. Performance of less than one picosecond of jitter makes these products ideal for replacing multiple XO buffer generators in a system and provides additional cost savings to our customers. In fiscal 2013, we launched our next generation HiFlex clock generator family with even higher performance and a broader selection of frequency options to target more applications. In fiscal 2014, we continued to expand our HiFlex multiple output XO and clock families aimed mainly at networking and cloud computing applications. In fiscal 2015, we continued to expand the HiFlex Clock family offering to include lower voltage options and programmable frequency outputs.

Clock Buffers and Zero-Delay Clock Drivers:

Clock buffers receive a clock signal from a frequency source and create multiple copies of the same frequency for distribution across system boards. We offer 1.2-volt (1.2V), 1.5V, 1.8V, 2.5V, 3.3V and 5V clock buffers for high-speed, low-skew applications in computers and networking equipment. We offer options for integrated crystal oscillators and provide a flexible selection of output levels for interfacing to various system components. For systems that require higher performance, we have differential clock buffers with frequencies up to 800MHz. Zero-delay clocks virtually eliminate propagation delays by synchronizing the clock outputs with the incoming frequency source. Our 3.3V, 2.5V and 1.8V zero-delay clock drivers offer frequencies of up to 400MHz for applications in networking switches, routers and hubs, computer servers, and memory modules. Differential zero-delay clock buffers support GEN2 PCIe as well as fully buffered dual in-line memory modules (“DIMM”). Zero-delay buffers support the 2nd generation double date rate (“DDR II”) memory technologies available today. In fiscal 2013, we continued to expand the high performance clock buffer family targeting a broader range of applications such as wired and wireless networking and enterprise and cloud computing. In fiscal 2014, we launched a number of advanced multiple output clock buffers for next generation networking and computing platforms. In fiscal 2015, we continue to improve our buffer portfolio by introducing a family of low voltage LVCMOS buffers capable of operating down to 1.5V, to support the drive towards lower power consumption.

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

The XP series of crystal clock oscillators is a proprietary technology that combines our silicon ICs with our quartz crystals to improve reliability and performance for high frequency 2.5V and 3.3V, low voltage complementary metal oxide semiconductor (“LVCMOS”) and low voltage positive emitter coupled logic (“LVPECL”) clock applications. The product family is drop-in compatible with existing Overtone XO, surface acoustic wave (“SAW”) and PLL-based oscillator solutions in 5x7mm and 3.2x5mm packages, yet aims to provide better cost performance benefits. These high frequency clock oscillators are used to provide a stable timing reference in various networking and storage serial connectivity platforms such as 1/10 Gigabit Ethernet, Fiber Channel, SATA, SAS, synchronous optical networking/synchronous digital hierarchy (“SONET/SDH”) and Passive Optical Network (“PON”). In fiscal 2013, we introduced a family of TCXO and VCTCXO products. These products are mainly aimed at storage, networking, data center, enterprise, and consumer market segments. In fiscal 2014, we introduced new families of HiFlex XO, and added to our popular HiFlex ASSP XO family targeting specific networking, storage, enterprise, and PCIe platforms. In fiscal 2015, we launched the ‘NX’ family of frequency selectable crystal oscillators (XO) aimed at enterprise, networking, embedded and cloud storage applications, and continued to expand our HiFlex ASSP XO family aimed at new networking and enterprise platforms.

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

In fiscal 2015, direct sales to Avnet and Techmosa accounted for approximately 20% and 19% of net revenues, respectively, and direct sales to our top five direct customers accounted for approximately 51% of net revenues. No end-user customer accounted for greater than 10% of net revenues in the fiscal year ended June 27, 2015 and sales to the top five end-user customers totaled approximately 29% of net revenues. End-user customer revenues include both direct purchases and purchases through distributor or contract manufacturer channels. We rely on the end customer data provided by our direct distribution and contract manufacturing customers for end-user customer sales data.

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

DESIGN AND PROCESS TECHNOLOGY

Our design efforts focus on the development of high-performance digital, analog and mixed-signal ICs. To minimize design cycle times of high-performance products, we use a modular design methodology that has enabled us to produce many new products each year and to meet our customers’ need for fast time-to-market response. This methodology uses state-of-the-art computer-aided design software tools such as high-level description language (“HDL”), logic synthesis, full-chip mixed-signal simulation, and automated design layout and verification and uses our library of high-performance digital and analog core cells. We have developed this family of core cells over several years and it contains high-performance, specialized digital and analog functions not available in commercial application-specific integrated circuit (“ASIC”) libraries. Among these cells are our proprietary mixed-voltage input/output (“I/O”) cells, high-speed, low-noise I/O cells, analog and digital PLLs, charge pumps and data communication transceiver circuits using low voltage differential signaling. The United States Patent and Trademark Office has granted us 95 U.S. patents and we have five U.S. patent applications pending. Another advantage of our modular design methodology is that it allows the application of final design options late in the wafer manufacturing process to determine a product’s specific function. This option gives us the ability to use pre-staged wafers, which significantly reduces the design and manufacturing cycle time and enables us to respond rapidly to a customer’s prototype needs and volume requirements.

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

SALES AND MARKETING

We market and distribute our products through a worldwide network of independent sales representatives and distributors supported by our internal and field sales organization. Sales to domestic and international distributors represented 67% of our net revenues in fiscal 2015, 68% of our net revenues in fiscal 2014, and 66% of our net revenues in fiscal 2013. Our major distributors in North America and Europe include Avnet, Arrow Electronics, Future Electronics and Nu Horizons Electronics. Our major Asian distributors include AIT (Hong Kong), Avnet (Asia), Chinatronics (Hong Kong), Desner Electronics (Singapore), Internix (Japan), MCM (Japan), RTI Holdings (Hong Kong) and Techmosa (Taiwan).

We have two regional sales offices in the United States (New England and Texas), as well as international sales offices in Taiwan, Korea, Singapore, Hong Kong, Japan and the United Kingdom. International sales comprised approximately 95% of our net revenues in each of fiscal 2015, 2014 and 2013. For further information regarding our international and domestic revenues, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Fiscal 2015, 2014 and 2013 — Net Revenues” in Item 7 of this Annual Report on this Form 10-K. We also support field sales design-in and training activities with application engineers. Marketing and product management personnel are located at our corporate headquarters in Milpitas, California and in Taiwan.

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

RESEARCH AND DEVELOPMENT

We believe that the continued timely development of new interface ICs and FCPs is essential to maintaining our competitive position. Accordingly, we have assembled a team of highly skilled engineers whose activities are focused on the development of signal transfer, routing and timing technologies and products. We have IC design centers located in Milpitas, California, Hong Kong, Shanghai, Yangzhou and Taiwan and we develop FCP products in Milpitas, California and Taiwan. Research and development expenses were $17.9 million in 2015, $19.8 million in 2014, and $21.0 million in 2013. Additionally, we actively seek cooperative product development relationships.

INTELLECTUAL PROPERTY

In the United States, we hold 95 patents covering certain aspects of our product designs, with various expiration dates through March 2033, and we have five additional patent applications pending. We expect to continue to file patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel, rather than on our patents.

EMPLOYEES

As of June 27, 2015, we had 913 full-time employees, including 102 in sales, marketing and customer support, 503 in manufacturing, assembly and testing, 171 in research and development and 137 in finance and administration, including information systems and quality assurance. We have never had a work stoppage and no labor organization represents any of our employees. We consider our employee relations to be good.

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

Past domestic and worldwide economic conditions adversely affected us, and future economic conditions could have adverse effects on our business, results of operations, financial condition and cash flows.

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

In recent years, we purchased over 70% of our wafers from MagnaChip, TSMC and GlobalFoundries, with the balance from other wafer suppliers. Our reliance on independent wafer suppliers to fabricate our wafers at their production facilities subjects us to possible risks such as:

•	lack of adequate capacity or assured product supply;

•	lack of available manufactured products;

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	unanticipated changes in wafer prices; and

•	closure of production facilities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 required the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. We filed our latest report with the SEC in May 2015 for the calendar year ended December 31, 2014. There will be future costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products and, beginning with the report for calendar year 2015, an audit report of our Conflict Minerals Report prepared by an independent private sector auditor. In addition, depending on the outcome of such verification activities, there may be costs of remediation and other changes to products, processes, or sources of supply.

If we are unable to maintain processes and procedures to sustain effective internal control over our financial reporting, our ability to provide reliable and timely financial reports could be harmed and this could have a material adverse effect on our stock price.

Under the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we are required to maintain, and evaluate the effectiveness of, our internal control over financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K for the years ended July 3, 2010, June 27, 2009, June 30, 2007 and July 2, 2005, we reported material weaknesses in our internal control over financial reporting. We have since remediated these deficiencies and continue to spend a significant amount of time and resources to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002. As reported in Item 9A of this Form 10-K, our management does not believe that we had any material weaknesses in our internal control over financial reporting as of June 27, 2015, and management has determined that as of June 27, 2015, our internal control over financial reporting was effective. However, we have and will continue to evolve our business in a changing marketplace. In addition, we are expanding our overseas operations, and as we grow in these locations, we may have difficulty in recruiting and retaining a complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Due to these factors, there can be no assurance that other material weaknesses or significant deficiencies will not arise in the future. Should we or our independent registered public accounting firm determine in future periods that we have a material weakness in our internal control over financial reporting, the reliability of our financial reports may be impacted, and investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and we could suffer other materially adverse consequences.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 95 patents covering certain aspects of our product designs and have five additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our effective tax rates may not be as low as we anticipate. As of June 27, 2015, one of the Company’s subsidiaries in a foreign tax jurisdiction is under audit for the years 2010 to 2013. Our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities.

A number of factors may adversely impact our future effective tax rates, such as:

•	changes in the tax laws of any of the countries in which we pay substantial taxes, including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;

•	challenges to our transfer pricing methodologies;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in U.S. general accepted accounting principles; and

•	the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who accounted for more than 10% of net revenues during each of the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013. As a percentage of net revenues, sales to our top five direct customers during the fiscal year ended June 27, 2015 totaled 51%, as compared with 47% in the fiscal year ended June 28, 2014 and 42% in the fiscal year ended June 29, 2013.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the fiscal year ended June 27, 2015, sales to our domestic and international distributors were approximately 67% of net revenues, as compared with approximately 68% of net revenues in the fiscal year ended June 28, 2014 and approximately 66% in the fiscal year ended June 29, 2013. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Selling through distributor channels increases the complexity of our business, requiring us to, among other matters:

•	manage a more complex supply chain;

•	monitor and understand the drivers of inventory levels at each of our distributors;

•	provide for credits, return rights and price protection;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and creditworthiness of our distributors.

Increases in inventory could increase the complexity of one or more of the above factors. Any failure to manage these challenges, or the occurrence of an imbalance in supply and demand, could cause us or our distributors to inaccurately forecast sales and carry excess or insufficient inventory, thereby adversely affecting our net sales, operating results and cash flows. For further detail on credits, return rights and price protection, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Revenue Recognition.

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

In the fiscal year ended June 27, 2015, we generated approximately 91%, 6% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In each of the fiscal years ended June 28, 2014 and June 29, 2013, we generated approximately 92%, 5% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

We are expanding our presence in China with manufacturing and research and development activities. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of the Chinese yuan against the

United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Significant future appreciation of the yuan could increase our component and other raw material costs as well as our labor costs, and could adversely affect our financial results. Devaluation of the yuan could lower some of our costs and make our operations more competitive, but would also reduce the value of sales made in the currency. To the extent that we need to convert United States dollars into yuan for our operations, appreciation of yuan against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our yuan into United States dollars for other business purposes and the United States dollar appreciates against the yuan, the United States dollar equivalent of the yuan we convert would be reduced. The Chinese government now measures the exchange rate of the yuan against a number of currencies, rather than just the United States dollar. Fluctuations in the yuan exchange rate could increase and could adversely affect our ability to operate our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our corporate headquarters building of approximately 85,040 square feet located in Milpitas, California. We also own, through our PSE-TW subsidiary, a manufacturing facility near Taipei, Taiwan consisting of approximately 74,000 square feet. Our PSE-TW subsidiary also owns a facility of approximately 8,840 square feet in Taipei and has leased approximately 1,570 square feet of space in Hsin Chu, Taiwan for research and development as well as sales and administrative functions. In addition, we have land use rights until July 8, 2058 from the PRC for our factory in the Jinan Development Zone in Shandong Province, China. This factory for the development and manufacture of frequency control products is approximately 344,000 total square feet and consists of an administrative building, a workers dormitory, and a fabrication plant. We own a 15,000 square foot office building in Shanghai, China that is occupied by our PTI subsidiary, which also includes land use rights from the PRC. We also have leased or rented international sales offices in Japan, Korea, Singapore, India and the United Kingdom. We believe our current facilities are adequate to support our needs through the end of fiscal 2016.

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

COMMON STOCK PRICE RANGE

Our common stock began trading publicly on the NASDAQ National Market on October 31, 1997 under the symbol PSEM. Prior to that date, there was no public market for the common stock. It is our policy to reinvest our earnings to finance expansion of our operations and to repurchase shares of our common stock to help counter dilution from the Company’s Stock Award and Employee Stock Purchase Plans. In addition, we began paying quarterly cash dividends of $0.06 per share of common stock in the third quarter of fiscal 2015. The following table sets forth, for the periods indicated, the high and low prices of the common stock on the NASDAQ Stock Market. As of June 27, 2015, we had 35 holders of record of our common stock. Holders of record do not include share owners whose shares are in broker or other nominee accounts. During fiscal year 2015, we did not sell any unregistered securities.

	Common Stock Prices
	High	Low
Fiscal year ended June 28, 2014
First Quarter	$7.93	$7.01
Second Quarter	9.67	7.05
Third Quarter	9.31	6.16
Fourth Quarter	9.25	7.20
Fiscal year ended June 27, 2015
First Quarter	$10.50	$8.53
Second Quarter	14.40	9.00
Third Quarter	16.81	12.51
Fourth Quarter	15.70	12.06

PERFORMANCE GRAPH

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 27, 2015, the Company repurchased 937,729 shares for an aggregate cost of $10.9 million. Repurchases during the fourth quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum $ Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2015	175,269	$14.00	175,269	$19,138,579
May 2015	99,396	12.94	99,396	17,852,759
June 2015	166,452	12.65	166,452	15,746,949
Total	441,117	$13.25	441,117	$15,746,949

During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million, of which purchases of approximately $701,000 were made under a now expired 2008 authorization.

As of June 27, 2015, the Company had $15.7 million of purchase authority remaining under the 2014 authorization.

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and the Company expects to fund future stock repurchases from these same sources.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The consolidated statements of operations data for each year in the three-year period ended June 27, 2015, and the consolidated balance sheets data as of June 27, 2015 and June 28, 2014, are derived from, and are qualified by reference to, the consolidated financial statements included herein. We derived the consolidated statements of operations data for the years ended June 30, 2012 and July 2, 2011 and the consolidated balance sheets data as of June 29, 2013, June 30, 2012 and July 2, 2011 from audited financial statements not included herein. All years presented contained 52 weeks.

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$128,835	$128,068	$129,255	$137,135	$166,343
Cost of revenues	71,021	76,983	81,388	88,484	110,661
Gross profit	57,814	51,085	47,867	48,651	55,682
Operating expenses:
Research and development	17,853	19,795	21,017	21,722	20,230
Selling, general and administrative	29,998	30,320	29,581	29,648	29,447
Goodwill impairment	—	—	16,899	—	—
Total operating expenses	47,851	50,115	67,497	51,370	49,677
Income (loss) from operations	9,963	970	(19,630)	(2,719)	6,005
Interest and other income, net	4,452	2,792	4,043	3,684	15,142
Interest expense	—	—	(19)	(70)	(765)
Income (loss) before income taxes	14,415	3,762	(15,606)	895	20,382
Income tax expense (benefit)	2,765	(230)	6,223	3,097	7,619
Net income (loss) from consolidated companies	11,650	3,992	(21,829)	(2,202)	12,763
Equity in net income of unconsolidated affiliates	175	132	215	134	700
Net income (loss)	$11,825	$4,124	$(21,614)	$(2,068)	$13,463
Basic income (loss) per share	$0.53	$0.18	$(0.93)	$(0.09)	$0.54
Diluted income (loss) per share	$0.52	$0.18	$(0.93)	$(0.09)	$0.53
Shares used in computing basic income (loss) per share(2)	22,206	22,594	23,251	24,094	24,923
Shares used in computing diluted income (loss) per share(2)	22,716	22,797	23,251	24,094	25,254
Dividends declared and paid per share	$0.12	$—	$—	$—	$—

	June 27, 2015	June 28, 2014	June 29, 2013		June 30, 2012		July 2, 2011(1)
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$152,592	$142,649	$140,188	(3)	$151,265	(3)	$150,460	(3)
Total assets	247,723	240,079	246,567		275,806		301,016
Total long-term obligations	11,729	13,726	16,761		17,339		17,754
Total shareholders’ equity	215,609	207,492	208,891		233,635		242,725

(1)	On August 31, 2010, the Company completed the acquisition of PTI.

(2)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings per share.

(3)	Working capital has been adjusted to conform with the current year presentation in which all available-for-sale securities are classified as short-term investments.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and require the company to make its most difficult and subjective accounting judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include revenue recognition and accounts receivable allowances, which impact the recording of revenues; valuation of inventories, which impacts costs of goods sold and gross margins; accounting for income taxes, which impacts the income tax provision and net income; impairment of intangible assets and investments, which impacts the intangible asset and investment accounts; and stock-based compensation, which impacts costs of goods sold and operating expenses. These policies and the estimates and judgments involved are discussed further below. We also have other important policies that we discuss in Note 1 to the Consolidated Financial Statements.

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

From time to time, customers may request to return parts for various reasons including the customers’ belief that the parts are not performing to specification. Many such return requests are the result of customers incorrectly using the parts, not because the parts are defective. Our management reviews these requests and, if approved, we establish a RMA. We are only obligated to accept returns of defective parts. For customer convenience, we may approve a particular return request, even though we are not obligated to do so. Each month, we record a sales reserve for the approved RMAs that have not yet been returned. In the past we have not kept a general warranty reserve because historically, valid warranty returns, which are the result of a part not meeting specifications or being non-functional, have been immaterial and frequently we can resell parts to other customers for use in other applications. We monitor and assess RMA activity and overall materiality to assess whether a general warranty reserve has become appropriate.

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

INVESTMENTS IN MARKETABLE SECURITIES. Our policy is to invest excess funds in instruments with investment grade credit ratings. We classify our investments as “available-for-sale”. We recognize unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity. We report our available-for-sale securities at their fair values. We evaluate our available-for-sale securities for impairment quarterly. We recognize the credit portion of an impairment loss as other than temporary decline in the value of investment in our consolidated statement of operations in the period in which we discover the impairment. Any non-credit portion of an impairment loss is recorded in other comprehensive income in our consolidated balance sheet for the period in which we discover the impairment.

We have also made other investments including loans and bridge loans convertible to equity as well as direct equity investments. We make these loans and investments with strategic intentions and, historically, are in privately held technology companies, which by their nature are high risk. These investments are included in other assets in the consolidated balance sheets and we carry them at the lower of cost or market if the investment has experienced an “other than temporary” decline in value. We monitor these investments quarterly and make appropriate reductions in carrying value if we deem a decline in value is other than temporary.

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

LONG-LIVED ASSETS — We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, we will recognize an impairment loss as the amount of the difference between carrying value and fair value as determined by discounted cash flows.

SHARE-BASED COMPENSATION. The Company recognizes employee share-based compensation through measurement at grant date based on the fair value of the award, and the fair value is recognized as an expense over the employee’s requisite service period. See Note 14 to the Consolidated Financial Statements contained in this report on Form 10-K for further discussion of share-based compensation.

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

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax laws. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based on estimates of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

EXECUTIVE OVERVIEW

We design, develop and market high-performance integrated circuits and frequency control products used in many of today’s advanced electronic systems. In fiscal 2012, we embarked on a strategy to transform our business, as sales of our products used in personal computers and laptops declined with the transition to mobile devices such as tablets and smart phones where we had lower market shares. Our strategy was to increase sales from those market segments offering higher gross margins and growth potential, such as the ultramobility and embedded markets, including automotive.

During fiscal year 2015, net sales increased 0.6% as compared with fiscal year 2014. We continued the strategic reshaping of our revenue profile by growing net IC product revenue 5% year over year, while selectively reducing net FCP revenue by 6% year over year as we became more selective in the lower margin spectrum of our timing business.

We increased gross profit in fiscal year 2015 to $57.8 million for an increase of $6.7 million from $51.1 million in fiscal year 2014, primarily due to IC product revenue growth, improved product mix in both IC and FCP, and FCP cost reductions. The resulting gross margin for fiscal year 2015 was 44.9%, a 500 basis point improvement, as compared to 39.9% in fiscal year 2014. The gross margin improvement was most significant in FCP, where margins improved 840 basis points to 33.6%, due primarily to improved crystal oscillator mix and material cost reductions, while IC gross margins improved 200 basis points to 51.3% primarily due to improved margin mix.

Operating income was $10.0 million in fiscal year 2015, as compared with operating income of $1.0 million in fiscal year 2014, the latter being impacted by a charge of $0.8 million related to the write-off of an uncollected government subsidy. The improved operating income was driven by gross margin expansion as well as cost reductions in operating expenses, which declined $2.3 million or 4.5% to $47.9 million in fiscal 2015.

Net income for fiscal year 2015 was $11.8 million, or $0.52 per diluted share as compared to net income of $4.1 million or $0.18 per diluted share for fiscal 2014.

In summary, our progress in the execution of our market segment transition and gross margin expansion activities are evident in our financial results for fiscal year 2015.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	55.1	60.1	63.0
Gross margin	44.9	39.9	37.0
Operating expenses:
Research and development	13.9	15.5	16.2
Selling, general and administrative	23.3	23.7	22.9
Goodwill impairment	—	—	13.1
Total operating expenses	37.2	39.2	52.2
Income (loss) from operations	7.7	0.7	(15.2)
Interest and other income, net	3.5	2.2	3.1
Income (loss) before income taxes	11.2	2.9	(12.1)
Income tax expense (benefit)	2.2	(0.2)	4.8
Net income (loss) from consolidated companies	9.0	3.1	(16.9)
Equity in net income of unconsolidated affiliates	0.2	0.1	0.2
Net income (loss)	9.2%	3.2%	(16.7)%

COMPARISON OF FISCAL 2015, 2014 AND 2013

NET REVENUES

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated:

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Net revenues	$128,835	$128,068	0.6%	$128,068	$129,255	–0.9%
Percentage of net revenues accounted for by top 5 direct customers(1)	51%	47%		47%	42%
Number of direct customers that each account for more than 10% of net revenues	2	2		2	2
Percentage of net revenues accounted for by top 5 end customers(2)	28%	32%		32%	29%
Number of end customers that each account for more than 10% of net revenues	0	1		1	1

(1)	Direct customers include distributors, contract manufacturers and OEMs.

(2)	End customers are OEMs and their products are manufactured using the Company’s products. End customers may purchase directly from the Company or from distributors or contract manufacturers. For end customer sales data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Our order backlog stood at $14.8 million at June 27, 2015 and $18.2 million as of June 28, 2014. We expect to fulfill most of our backlogged orders as of June 27, 2015 within the first quarter of fiscal 2016. We remain heavily reliant on orders that book and ship in the same quarter (“turns orders”). Our reliance on turns orders, the uncertain strength of our end-markets and the uncertain growth rate of the world economy make it difficult to predict near-term demand.

Net revenue increased $767,000 or 0.6% in fiscal 2015 versus 2014 primarily as the result of:

•	An increase of $3.9 million or 5.0% in sales of our IC products to $82.1 million, partially offset by

•	a $3.1 million decrease in sales of FCP to $46.7 million, for a 6.3% decrease.

The increased sales of IC products was driven by gains in sales of PC/notebook and server products, partially offset by declines in sales of ultramobility and network products. The decreases in FCP product revenues were primarily in networking products.

Net revenue decreased $1.2 million or 0.9% in fiscal 2014 versus 2013 primarily as the result of:

•	An increase of $1.1 million or 1.5% in sales of our IC products to $78.3 million, which was offset by

•	a $2.3 million decrease in sales of FCP to $49.8 million, for a 4.4% decrease.

The increased sales of IC products was driven by a $6.8 million gain in sales of ultramobility products, partially offset by declines in sales of PC/notebook and network products. The decreases in FCP revenues were primarily in networking, PC/notebook, server and storage products.

For the years ended June 27, 2015 and June 28, 2014, gross revenues were impacted by sales reserves, returns, discounts and allowances in the amount of $4.0 million and $4.9 million, respectively. In the future, market conditions could become more difficult as other companies compete more aggressively for business. Pricing for our higher margin IC Analog Switch, Clock and Connect products, many of which are proprietary, is more stable, and new product introductions and cost reductions generally offset price declines.

The following table sets forth net revenues by country as a percentage of total net revenues for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net revenues by country:
China (including Hong Kong)	45.6%	47.7%	47.6%
Taiwan	35.2	30.8	33.4
United States	4.8	4.6	5.0
Others (less than 10% each)	14.4	16.9	14.0
Total net revenues	100.0%	100.0%	100.0%

Over the past three years, sales to China and Taiwan have constituted the majority of our sales. We expect this trend will continue in the future.

GROSS PROFIT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Net revenues	$128,835	$128,068	0.6%	$128,068	$129,255	–0.9%
Gross profit	57,814	51,085	13.2%	51,085	47,867	6.7%
Gross profit percentage	44.9%	39.9%		39.9%	37.0%

The $6.7 million increase in gross profit in fiscal 2015 as compared to fiscal 2014 is primarily the result of:

•	Higher margins at 44.9%, resulting in a $6.4 million increase in gross profit, and

•	A 0.6% increase in sales, resulting in $306,000 of higher gross profit.

Gross margins improved in both IC and FCP products, from 49.3% to 51.3% for IC and from 25.2% to 33.6% for FCP from fiscal 2014 to fiscal 2015, respectively. The improvement in IC margins resulted primarily from changes in the mix of product sales. The improvement in FCP margins resulted from improved mix between oscillator and crystal products, the transfer of two production lines from Taiwan to Shandong, and reduced raw material costs due in part to favorable currency moves.

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

During fiscal years 2015, 2014 and 2013, gross profits and gross margins benefited from the sale of inventory of $290,000, $327,000 and $306,000, respectively, that we had previously identified as excess and reserved.

Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower margin FCP and our higher margin IC products. Although we have been successful at favorably improving our IC product mix and penetrating new end markets, there can be no assurance that this will continue. Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

RESEARCH AND DEVELOPMENT

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Net revenues	$128,835	$128,068	0.6%	$128,068	$129,255	–0.9%
Research and development	17,853	19,795	–9.8%	19,795	21,017	–5.8%
R&D as a percentage of net revenues	13.9%	15.5%		15.5%	16.3%

Research and development (“R&D”) expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges and other costs associated with the design, prototyping and testing of new product concepts, manufacturing process support and customer applications support. The approximately $1.9 million expense decrease for fiscal 2015 as compared with fiscal 2014 is primarily attributable to decreases of $671,000 in compensation expenses, $492,000 in facilities charges, and reductions of $753,000 for masks, supplies, fabrication, assembly and other department operating expenses.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Net revenues	$128,835	$128,068	0.6%	$128,068	$129,255	–0.9%
Selling, general and administrative	29,998	30,320	–1.1%	30,320	29,581	2.5%
SG&A as a percentage of net revenues	23.3%	23.7%		23.7%	22.9%

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $322,000 expense decrease for fiscal 2015 as compared with fiscal 2014 is primarily attributable to decreases of $516,000 in facilities-related expenses and $850,000 due to an uncollectible government subsidy receivable write-off in the prior year, partially offset by increases of $400,000 in compensation expenses, $360,000 in third party sales representative commissions and $266,000 of expenditures for outside consultants.

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

GOODWILL IMPAIRMENT

In fiscal 2013, we recorded a goodwill impairment charge of $16.9 million, in which we wrote-off the goodwill associated with the acquisition of PTI in 2010 and Pericom Taiwan Limited in 2009. This was based on a combination of factors including a decline in the net present value of expected future cash flows from affected reporting units as well as a decline in our market capitalization at the end of fiscal 2013. This write-off eliminated all goodwill on our balance sheets.

INTEREST AND OTHER INCOME, NET

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Net revenues	$128,835	$128,068	0.6%	$128,068	$129,255	–0.9%
Interest income	3,182	2,656	19.8%	2,656	3,442	–22.8%
Other income	1,270	136	833.8%	136	601	–77.4%
Total interest and other income, net	$4,452	$2,792		$2,792	$4,043

The $526,000 increase in interest income including realized gains for fiscal 2015, as compared to fiscal 2014, was primarily the result of a $410,000 increase in interest earned and a $116,000 improvement in realized gains from the sale of investment securities. The $1.1 million increase in other income for fiscal 2015 included a $1.2 million increase in currency exchange gains, partially offset by a $63,000 decrease in other income.

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

INTEREST EXPENSE

Interest expense of less than $1,000 was recorded in each of fiscal 2015 and 2014. There was no debt outstanding at the end of fiscal 2015.

Less than $1,000 of interest expense was recorded in fiscal 2014, as compared with $19,000 in fiscal 2013. There was no debt outstanding at the end of fiscal 2014.

PROVISION FOR INCOME TAXES

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Pre-tax income (loss)	$14,415	$3,762	283.2%	$3,762	$(15,606)	124.1%
Income tax provision (benefit)	2,765	(230)	1302.2%	(230)	6,223	–103.7%
Effective tax rate	19.2%	–6.1%		–6.1%	–39.9%

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses, permanent items such as stock options and subpart F income, and changes in the deferred tax asset valuation allowance.

The effective tax rate of 19.2% for fiscal 2015 reflected primarily the benefits of lower tax rates in foreign jurisdictions. A reconciliation of our tax rates for fiscal years 2015, 2014 and 2013 is detailed in Note 16 to the Consolidated Financial Statements contained in this report on Form 10-K.

The effective tax rate for fiscal 2014 resulted in a 6.1% tax benefit primarily due to the release of $1.8 million of tax reserves during the year.

The income tax provision for fiscal 2013 reflected our implementation of an operating structure to more efficiently align our transaction flows with our geographic business operations, resulting in a taxable gain in the U.S. for which we booked a $5.0 million income tax provision. Further, the pre-tax loss in fiscal 2013 is primarily the result of a $16.9 million charge for goodwill impairment, which is not deductible for tax purposes.

EQUITY IN NET INCOME OF UNCONSOLIDATED AFFILIATE

	Fiscal Year Ended			Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	% Change	June 28, 2014	June 29, 2013	% Change
Equity in net income of unconsolidated affiliate	$175	$132	32.6%	$132	$215	–38.6%

Equity in net income of unconsolidated affiliate consists of the Company’s allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For fiscal 2015, the Company’s allocated portion of JCP’s results was income of $175,000, as compared with $132,000 and $215,000 for fiscal 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2015, our principal sources of liquidity included continuing operations as well as cash, cash equivalents, and short-term investments of approximately $129.1 million, as compared with $119.1 million at June 28, 2014 and $117.7 million at June 29, 2013.

The Company’s investment in debt securities includes government securities, corporate debt securities and mortgage backed and asset backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Federal Home Loan Banks. Those issued by commercial banks are AAA-rated. As of June 27, 2015, unrealized gains on marketable securities, net of taxes were $23,000. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses as of June 27, 2015 to recover in fair value up to our cost basis within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired as of June 27, 2015.

As of June 27, 2015, we had cash and cash equivalents of $38.8 million as compared to $33.0 million at June 28, 2014 and $30.8 million at June 29, 2013. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements. Because we are primarily a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers that own fabrication foundries. During the 2015 fiscal year, we purchased $5.7 million of property and equipment as compared to $5.0 million and $13.2 million in fiscal 2014 and 2013, respectively.

We generated approximately $4.5 million of interest and other income, net during the fiscal year ended June 27, 2015 compared to $2.8 million and $4.0 million in the fiscal years ended June 28, 2014 and June 29, 2013, respectively. Excluding the impact of foreign exchange gains/losses, interest and other income, net was $3.3 million, $2.8 million and $3.5 million for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. In the longer term, we may generate less interest and other income if our total invested balance decreases and the decrease is not offset by rising interest rates or realized gains on the sale of investment securities.

In fiscal 2015, our net cash provided by operating activities of $21.8 million was the result of net income of $11.8 million plus $14.1 million in net favorable non-cash adjustments to net income, partially offset by unfavorable changes in assets and liabilities of $4.1 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $9.1 million, stock-based compensation of $4.0 million, stock transactions tax benefit of $1.8 million and $580,000 of property and equipment write-offs, partially offset by $483,000 excess tax benefit of stock transactions, $414,000 of deferred taxes, $238,000 of realized gain on investments and $175,000 of non-cash equity in net income of our unconsolidated affiliate. The unfavorable changes in assets and liabilities primarily included a $1.6 million increase in net inventory, a $1.1 million increase in prepaids and other current assets, a $990,000 decrease in accounts payable, a $290,000 decrease in accrued liabilities and a $299,000 decrease in other long term liabilities.

In fiscal 2014, our net cash provided by operating activities of $14.5 million was the result of net income of $4.1 million plus $14.4 million in net favorable non-cash adjustments to net income, partially offset by unfavorable changes in assets and liabilities of $4.0 million. The favorable adjustments to net income were primarily comprised of depreciation and amortization of $10.0 million, stock-based compensation of $2.8 million, $843,000 write-off of government subsidy, $343,000 of property and equipment write-offs and stock compensation tax benefit of $700,000, partially offset by $179,000 of realized gain on investments and $132,000 of non-cash equity in net income of our unconsolidated affiliate. The favorable changes in assets and liabilities primarily included a $2.6 million decrease in net inventory, a $245,000 decrease in prepaids and other current assets, a $338,000 decrease in other long-term assets and a $349,000 increase in accrued liabilities, partially offset by a $2.2 million increase in accounts receivable and a $3.4 million decrease in accounts payable.

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

In fiscal 2015, we used cash in our investing activities of $10.7 million, which was the result of purchases of property and equipment of $5.7 million and purchases of available-for-sale investments exceeding sales and maturities of investments by approximately $5.0 million.

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

In fiscal 2015, we used cash in financing activities of $5.0 million, which consisted of $10.9 million used to repurchase common stock and $2.7 million used for payment of cash dividends, partially offset by $8.1 million of proceeds from employee stock option exercises and purchases under the Employee Stock Purchase Plan and $483,000 excess tax benefit of stock transactions.

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

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014, the Board authorized an additional $20 million for the share repurchase program. During the year ended June 27, 2015, the Company repurchased 937,729 shares for an aggregate cost of $10.9 million. During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. As of June 27, 2015, approximately $15.7 million may still be purchased under the 2014 authorization.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table depicts our contractual obligations as of June 27, 2015:

	Payments Due by Period
(in thousands) Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases and operating expense commitments	$987	$423	$542	$18	$4
Capital equipment purchase commitments	11	11	—	—	—
Facility modification commitments	677	660	17	—	—
Total contractual obligations	$1,675	$1,094	$559	$18	$4

The operating lease commitments are primarily facility leases at certain of our Asian subsidiaries.

The facility modification commitments have been made by our Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of our plant site. Building permits have been applied for, and site preparation has begun.

We have no purchase obligations other than routine purchase orders and the facility modifications shown in the table as of June 27, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 27, 2015, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value,” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2015-11 will have on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017, although public companies may early adopt for annual and interim reporting periods beginning after December 15, 2016. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

At June 27, 2015, the Company’s investment portfolio consisted primarily of fixed income securities, excluding those classified as cash equivalents, with fair value of $90.3 million (see Note 1 of Notes to Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. We could realize a loss on these securities if we were forced to sell them in a period when interest rates are higher than current rates. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 2015, such as from 1.8% to 2.0%, the decline in the fair value of the portfolio would be approximately $8.2 million. On the other hand, if interest rates were to decline the effect on our portfolio would be in the opposite direction.

When the general economy weakens significantly, as it did in 2008 and 2009, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. As of June 27, 2015, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had net unrealized gains of $23,000 net of tax. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

The Company transacts business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Yuan. The Company is exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. A hypothetical 10% unfavorable change in the foreign currency exchange rates would reduce cash by approximately $4.4 million as those monetary assets are converted to cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page No.
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	The following Consolidated Financial Statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets as of June 27, 2015 and June 28, 2014	51
	Consolidated Statements of Operations for each of the three fiscal years in the period ended June 27, 2015	52
	Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 27, 2015	53
	Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended June 27, 2015	54
	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 27, 2015	55
	Notes to Consolidated Financial Statements	56
2.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Pericom Semiconductor Corporation for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Pericom Semiconductor Corporation.

	Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 27, 2015	Sii

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 27, 2015, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 27, 2015. In making this assessment, our management used the criteria established in the 2013 framework, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Our management has concluded that, as of June 27, 2015, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc., which audited the consolidated financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the Company’s internal control over financial reporting. Burr Pilger Mayer, Inc. has issued an attestation report, which appears as part of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Pericom Semiconductor Corporation

We have audited the internal control over financial reporting of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2015, and the related financial statement schedule and our report dated September 1, 2015 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
September 1, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held December 3, 2015, to be filed by the Company with the SEC (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this item is incorporated by reference to the Proxy Statement.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about our equity compensation plans as of June 27, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	2,017,961	(1)	$10.92	(2)	3,508,938
Employee stock purchase plan	—				1,481,175
Total	2,017,961		$10.92		4,990,113

(1)	Represents shares of the Company’s common stock issuable upon exercise of outstanding options under the following equity compensation plans: the 2014 Stock Award and Incentive Compensation Plan, 2004 Stock Incentive Plan and 2001 Stock Incentive Plan, and 768,634 shares underlying outstanding restricted stock unit awards granted under the 2014 Stock Award and Incentive Compensation Plan and 2004 Stock Incentive Plan that may be delivered in the future upon satisfaction of vesting requirements.

(2)	This calculation does not take into account shares underlying restricted stock unit awards.

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

4.2
Amendment to the Rights Agreement, dated as of March 6, 2015, between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., filed on March 9, 2015 as Exhibit 4.2 to the Company’s Form 8-A/A and incorporated herein by reference.

4.3
Amendment of Amended and Restated Certificate of Determination Series D Junior Participating Preferred Shares of Pericom Semiconductor Corporation dated March 6, 2015, filed on March 9, 2015 as Exhibit 4.2 to the Company’s Form 8-K and incorporated herein by reference.

10.1*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.
10.2*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.
10.3**
English translation of Cooperation Agreement between Pericom Semiconductor Corporation and the Jinan Hi-Tech Industries Development Zone Commission, dated as of January 26, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K/A filed May 5, 2008, and incorporated herein by reference.

10.4*
Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under each of the Amended and Restated Pericom 2001 Stock Incentive Plan and the Amended and Restated Pericom 2004 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and incorporated herein by reference.

10.5*	Amended and Restated Change of Control Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed November 6, 2012, and incorporated herein by reference.

Exhibit	Description
10.6*	Amended and Restated 2004 Stock Incentive Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2008, and incorporated herein by reference.
10.7*	Pericom’s 2010 Employee Stock Purchase Plan, attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 23, 2009, and incorporated herein by reference.
10.8**
English translation of R&D Center Investment Agreement, dated as of December 1, 2009, between Yangzhou Economic and Technological Development Zone and Pericom Asia Limited, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, and incorporated herein by reference.

10.9*
Offer letter dated February 21, 2014, by and between the Company and Kevin S. Bauer, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, and incorporated herein by reference.

10.10*
The Company’s 2014 Stock Award and Incentive Compensation Plan, filed on October 16, 2014 as Appendix A to the Company’s proxy statement for its 2014 annual meeting, and incorporated herein by reference.

10.11*	Forms of equity award agreements under the Company’s 2014 Stock Award and Incentive Compensation Plan.
14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended June 26, 2004 and incorporated herein by reference.
21.1	Subsidiaries of Pericom Semiconductor Corporation
23.1	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pericom Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Pericom Semiconductor Corporation and its subsidiaries (the “Company”) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2015. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)(1). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pericom Semiconductor Corporation and its subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 1, 2015 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
September 1, 2015

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,773	$33,020
Investments in marketable securities	90,304	86,104
Accounts receivable:
Trade (net of reserves and allowances of $1,830 and $2,461)	23,962	24,036
Other receivables	2,377	2,878
Inventories	13,613	12,288
Prepaid expenses and other current assets	3,510	2,458
Deferred income taxes	438	726
Total current assets	172,977	161,510

Property, plant and equipment — net	57,746	58,537
Investments in unconsolidated affiliates	2,311	2,445
Deferred income taxes — non current	2,601	2,460
Intangible assets (net of accumulated amortization of $15,588 and $12,849)	4,057	7,009
Other assets	8,031	8,118
Total assets	$247,723	$240,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,960	$8,927
Accrued liabilities	11,425	9,934
Total current liabilities	20,385	18,861

Industrial development subsidy	5,377	6,354
Deferred tax liabilities	4,705	5,460
Noncurrent tax liabilities	1,411	1,041
Other long-term liabilities	236	871
Total liabilities	32,114	32,587

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock and paid in capital—no par value, 60,000,000 shares authorized; shares issued and outstanding: at June 27, 2015, 22,177,000; at June 28, 2014, 21,974,000	114,248	113,118
Retained earnings	92,346	83,204
Accumulated other comprehensive income, net of tax	9,015	11,170
Total shareholders’ equity	215,609	207,492
Total liabilities and shareholders’ equity	$247,723	$240,079

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net revenues	$128,835	$128,068	$129,255
Cost of revenues	71,021	76,983	81,388
Gross profit	57,814	51,085	47,867
Operating expenses:
Research and development	17,853	19,795	21,017
Selling, general and administrative	29,998	30,320	29,581
Goodwill impairment	—	—	16,899
Total operating expenses	47,851	50,115	67,497
Income (loss) from operations	9,963	970	(19,630)
Interest and other income, net	4,452	2,792	4,043
Interest expense	—	—	(19)
Income (loss) before income taxes	14,415	3,762	(15,606)
Income tax expense (benefit)	2,765	(230)	6,223
Net income (loss) from consolidated companies	11,650	3,992	(21,829)
Equity in net income of unconsolidated affiliates	175	132	215
Net income (loss)	$11,825	$4,124	$(21,614)
Basic income (loss) per share	$0.53	$0.18	$(0.93)
Diluted income (loss) per share	$0.52	$0.18	$(0.93)
Shares used in computing basic earnings (loss) per share	22,206	22,594	23,251
Shares used in computing diluted earnings (loss) per share	22,716	22,797	23,251
Dividends declared and paid per share	$0.12	$—	$—

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net income (loss)	$11,825	$4,124	$(21,614)
Other comprehensive income:
Change in unrealized gain (loss) on securities available-for-sale, net	(279)	925	(1,005)
Foreign currency translation adjustment	(2,046)	394	1,260
Tax benefit (provision) related to other comprehensive income	170	(369)	386
Other comprehensive income, net of tax	(2,155)	950	641
Comprehensive income (loss)	$9,670	$5,074	$(20,973)

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
BALANCES, June 30, 2012	23,565	$123,362	$100,694	$9,579	$233,635
Net loss	—	—	(21,614)	—	(21,614)
Change in unrealized gain loss on investments, net	—	—	—	(619)	(619)
Currency translation adjustment	—	—	—	1,260	1,260
Issuance of common stock under employee stock plans	348	797	—	—	797
Share-based compensation expense	—	3,339	—	—	3,339
Tax expense resulting from share-based transactions	—	(134)	—	—	(134)
Repurchase and retirement of common stock	(1,100)	(7,773)	—	—	(7,773)
BALANCES, June 29, 2013	22,813	$119,591	$79,080	$10,220	$208,891
Net income	—	—	4,124	—	4,124
Change in unrealized gain on investments, net	—	—	—	556	556
Currency translation adjustment	—	—	—	394	394
Issuance of common stock under employee stock plans	515	2,344	—	—	2,344
Share-based compensation expense	—	2,777	—	—	2,777
Tax expense resulting from share-based transactions	—	(278)	—	—	(278)
Repurchase and retirement of common stock	(1,354)	(11,316)	—	—	(11,316)
BALANCES, June 28, 2014	21,974	$113,118	$83,204	$11,170	$207,492
Net income	—	—	11,825	—	11,825
Change in unrealized gain on investments, net	—	—	—	(109)	(109)
Currency translation adjustment	—	—	—	(2,046)	(2,046)
Dividends declared and paid	—	—	(2,683)	—	(2,683)
Issuance of common stock under employee stock plans	1,141	8,107	—	—	8,107
Share-based compensation expense	—	3,994	—	—	3,994
Tax expense resulting from share-based transactions	—	(107)	—	—	(107)
Repurchase and retirement of common stock	(938)	(10,864)	—	—	(10,864)
BALANCES, June 27, 2015	22,177	$114,248	$92,346	$9,015	$215,609

See notes to consolidated financial statements.

PERICOM SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,825	$4,124	$(21,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,084	10,023	11,208
Share-based compensation	3,971	2,792	3,340
Tax benefit resulting from share-based transactions	1,786	700	492
Excess tax benefit resulting from share-based transactions	(483)	(41)	(4)
Write-off of government subsidy receivable	—	843	—
Gain on sale of investments	(238)	(179)	(1,013)
Write-off of property and equipment	580	343	475
Goodwill impairment	—	—	16,899
Equity in net income of unconsolidated affiliates	(175)	(132)	(215)
Deferred taxes	(414)	90	(182)
Changes in assets and liabilities net of effects of entities acquired:
Accounts receivable	51	(2,229)	2,475
Inventories	(1,553)	2,602	1,884
Prepaid expenses and other current assets	(1,075)	245	188
Other assets	43	338	151
Accounts payable	(990)	(3,404)	(2,768)
Accrued liabilities	(290)	349	(956)
Other long-term liabilities	(299)	(1,917)	654
Net cash provided by operating activities	21,823	14,547	11,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(5,700)	(4,950)	(13,231)
Purchase of available-for-sale investments	(88,517)	(58,359)	(92,993)
Maturities and sales of available-for-sale investments	83,559	59,799	109,525
Net cash provided by (used in) investing activities	(10,658)	(3,510)	3,301
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans	8,107	2,344	797
Excess tax benefit resulting from share-based transactions	483	41	4
Cash dividends paid	(2,683)	—	—
Proceeds from short-term debt	—	514	3,992
Payments on short-term debt	—	(514)	(5,398)
Repurchase of common stock	(10,864)	(11,316)	(7,773)
Net cash used in financing activities	(4,957)	(8,931)	(8,378)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(455)	70	624
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,753	2,176	6,561
CASH AND CASH EQUIVALENTS:
Beginning of year	33,020	30,844	24,283
End of year	$38,773	$33,020	$30,844
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,233	$1,378	$4,467
Cash paid during the period for interest	$—	$—	$21

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

FISCAL PERIOD — For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. All fiscal years presented herein include 52 weeks.

CASH EQUIVALENTS — The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value.

INVESTMENTS IN MARKETABLE SECURITIES — The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the gain or loss occurs. All available-for-sale securities are classified as short-term investments, as we consider the entire investment portfolio to be saleable if cash is needed or if better investment opportunities arise.

As of June 27, 2015 and June 28, 2014, investments, and any difference between the fair market value and the underlying amortized cost of such investments, consisted of the following:

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Available-for-Sale Securities:

	As of June 27, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$22,157	$—	$—	$—	$22,157
National government and agency securities	4,612	64	(3)	61	4,673
State and municipal bond obligations	4,488	13	(11)	2	4,490
Corporate bonds and notes	46,889	168	(200)	(32)	46,857
Asset backed securities	6,994	12	(20)	(8)	6,986
Mortgage backed securities	5,143	11	(13)	(2)	5,141
Total	$90,283	$268	$(247)	$21	$90,304

	As of June 28, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Unrealized Gains (Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$17,693	$—	$—	$—	$17,693
Repurchase agreements	500	—	—	—	500
US Treasury securities	526	1	—	1	527
National government and agency securities	4,962	95	(2)	93	5,055
State and municipal bond obligations	7,090	63	(4)	59	7,149
Corporate bonds and notes	42,675	249	(143)	106	42,781
Asset backed securities	7,592	28	(6)	22	7,614
Mortgage backed securities	4,766	26	(7)	19	4,785
Total	$85,804	$462	$(162)	$300	$86,104

The following tables show the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 27, 2015 and June 28, 2014:

	Continuous Unrealized Losses at June 27, 2015
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
National government and agency securities	$1,411	$3	$190	$—	$1,601	$3
State and municipal bond obligations	928	4	1,077	7	2,005	11
Corporate bonds and notes	20,621	188	2,893	12	23,514	200
Asset backed securities	1,961	16	1,061	4	3,022	20
Mortgage backed securities	2,023	12	336	1	2,359	13
	$26,944	$223	$5,557	$24	$32,501	$247

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

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. In fiscal 2015, 2014 and 2013, realized gains on available-for-sale securities were $238,000, $179,000 and $1.0 million, respectively.

The following table lists the fair value of the Company’s short-term investments by length of time to maturity as of June 27, 2015 and June 28, 2014:

(in thousands)	June 27, 2015	June 28, 2014
One year or less	$23,751	$24,963
Between one and three years	40,357	24,242
Greater than three years	20,678	30,449
Multiple dates	5,518	6,450
	$90,304	$86,104

Securities with maturities over multiple dates are mortgage-backed securities (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2041.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities. Available-for-sale investments are reported at their fair value based on quoted market prices. A further discussion of the fair value of financial instruments is detailed in Note 15.

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

The Company considers the reserved material to be available-for-sale. The reserved inventory is not revalued should market conditions change or if a market develops for the obsolete inventory. In the past, the Company has sold obsolete inventory that was previously fully reserved.

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

OTHER ASSETS — The Company’s other assets classification includes investments in privately held companies in which we have less than a 20% interest, land use rights and deposits. The Company reports its investments in privately held companies at the lower of cost or market. The Company’s management reviews the investment in these companies for losses that may be other than temporary on a quarterly basis. Should management determine that such an impairment exists, the Company will reduce the value of the Company’s investment in the period in which management discovers the impairment and charge the impairment to the consolidated statement of operations. The Company’s management performed such an evaluation as of June 27, 2015 and determined that no impairment existed. Two of the Company’s subsidiaries, PSE-SD and PTI, hold land use rights that were acquired from the local Chinese government which entitle the Company to use the land for 15 to 50 years. The cost of the land use rights is recorded as a component of other assets and is being depreciated over 15 to 50 years, the useful life of the rights.

LONG-LIVED ASSETS — We Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

than its carrying amount, the Company will recognize an impairment loss as the amount of the difference between carrying value and fair value as determined by discounted cash flows.

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

FOREIGN CURRENCY TRANSLATION — The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. Net gains or (losses) from foreign currency translation of assets and liabilities of $(2.0 million) and $394,000 in fiscal 2015 and 2014, respectively, are included in the cumulative translation adjustment component of accumulated other comprehensive income, net of tax, which is a component of shareholders’ equity. Net gains or (losses) arising from transactions denominated in currencies other than the functional currency were $1.2 million, $(11,000) and $562,000 in fiscal 2015, 2014 and 2013 respectively, and are included in interest and other income, net.

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

The Company sells products to large, domestic distributors at the price listed in its price book for that distributor. At the time of sale, the Company records a sales reserve for ship from stock and debits (“SSD”s), stock rotations, return material authorizations (“RMA”s), authorized price protection programs, and any special programs approved by management. The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations.

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

The Company grants price protection solely at the discretion of Pericom management. The purpose of price protection is to reduce the distributor’s cost of inventory as market prices fall thus reducing SSD rates. Pericom sales management prepares price protection proposals for individual products located at individual distributors. Pericom management reviews and approves or disapproves these proposals. If a particular price protection arrangement is approved, the Company estimates the dollar impact based on the sales price reduction per unit for the products approved and the number of units of those products in that distributor’s inventory. The Company records a sales reserve in that period for the estimated amount at the time revenue is recognized.

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

The following table indicates the percentage of our net revenues and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenues	Trade Accounts Receivable
June 27, 2015	Customer A	20%	16%
	Customer B	19	23
	All others	61	61
		100%	100%
June 28, 2014	Customer A	26%	29%
	Customer B	10	8
	All others	64	63
		100%	100%
June 29, 2013	Customer A	21%	28%
	Customer B	12	7
	All others	67	65
		100%	100%

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

RECENTLY ISSUED ACCOUNTING STANDARDS — In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value,” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017, although public companies may early adopt for annual and interim reporting periods beginning after December 15, 2016. The impact on the Company’s financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

EARNINGS (LOSS) PER SHARE — The Company bases its basic earnings (loss) per share upon the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted earnings (loss) per share for each of the three years in the period ended June 27, 2015 is as follows:

	Fiscal Year Ended
(in thousands, except for per share data)	June 27, 2015	June 28, 2014	June 29, 2013
Net income (loss)	$11,825	$4,124	$(21,614)
Computation of common shares outstanding — basic earnings (loss) per share:
Weighted average shares of common stock	22,206	22,594	23,251
Basic earnings (loss) per share	$0.53	$0.18	$(0.93)
Computation of common shares outstanding — diluted earnings (loss) per share:
Weighted average shares of common stock	22,206	22,594	23,251
Dilutive shares using the treasury stock method	510	203	—
Shares used in computing diluted earnings (loss) per share	22,716	22,797	23,251
Diluted earnings (loss) per share	$0.52	$0.18	$(0.93)

As the Company incurred a loss for the year ended June 29, 2013, diluted loss per share is the same as basic loss per share since the addition of any contingently issuable share would be anti-dilutive. Options to purchase 616,000 shares of common stock were outstanding during the year ended June 27, 2015 and were excluded from the computation of diluted net earnings per share because such options and restricted stock units were anti-dilutive. Options to purchase 1.9 million shares of common stock, and restricted stock units of 1,138 shares were outstanding during the year ended June 28, 2014 and were excluded from the computation of diluted net earnings per share because such options and units were anti-dilutive. Options to purchase 2.4 million shares of common stock, and restricted stock units of 525,000 shares were outstanding during the year ended June 29, 2013 and were excluded from the computation of diluted net loss per share because such options and units were anti-dilutive.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. OTHER RECEIVABLES

Other receivables consist of:

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Interest receivable	$1,267	$1,516
VAT and other tax receivables	471	1,031
Other accounts receivable	639	331
	$2,377	$2,878

3. INVENTORIES

Inventories consist of:

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Finished goods	$4,552	$3,991
Work-in-process	2,812	2,468
Raw materials	6,249	5,829
	$13,613	$12,288

As of June 27, 2015, the Company had reserved for $2.8 million of inventory as compared to $3.2 million at June 28, 2014.

4. PROPERTY, PLANT AND EQUIPMENT — NET

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Machinery and equipment	$56,595	$55,408
Buildings	36,594	36,196
Computer equipment and software	14,858	13,742
Land	9,622	9,473
Furniture and fixtures	1,250	1,218
Leasehold improvements	499	595
Vehicles	116	151
Total	119,534	116,783
Accumulated depreciation and amortization	(63,594)	(59,500)
Construction-in-progress	1,806	1,254
Property, plant and equipment — net	$57,746	$58,537

Depreciation expense for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 was $5.7 million, $6.4 million and $7.4 million, respectively.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Land use rights	$6,365	$6,631
Investments in privately held companies	1,224	1,243
Deposits	109	118
Other	333	126
Total	$8,031	$8,118

The Company purchased land use rights from the PRC in 2008 for the construction of its Jinan facility and its operation for a period of 50 years. In addition, the PTI acquisition in 2011 included land use rights for PTI’s properties in Shanghai.

The Company has investments in certain privately held companies which it accounts for under the cost method. The Company reviews these investments for impairment on a periodic basis. No impairment charges relating to investments in privately held companies were recorded during fiscal 2015, 2014 or 2013.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in unconsolidated affiliate is comprised of the following:

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,311	$2,445

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW. For fiscal 2015, the Company’s investment in JCP increased by the $175,000 allocated portion of JCP’s income and decreased by a JCP declared dividend ($117,000) as well as the impact of currency exchange rates over the year. For fiscal 2014, the Company’s investment in JCP increased by the $132,000 allocated portion of JCP’s income, and decreased by a $212,000 JCP declared dividend.

The Company holds or has held ownership interests in various other privately held companies. The ownership in these affiliates varied from 20% to approximately 49%. For those companies in which the ownership interest is more than 20% and in which the Company has the ability to exercise significant influence on the affiliate’s operations, the investment is valued using the equity method of accounting. As of June 27, 2015, the amount of consolidated retained earnings of the Company represented by undistributed earnings of 50% or less entities accounted for by the equity method was approximately $4.1 million.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS

The Company’s acquired intangible assets associated with completed acquisitions for each of the following fiscal years are composed of:

	As of the year ended
	June 27, 2015			June 28, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$6,008	$(4,862)	$1,146	$6,056	$(3,913)	$2,143
In process research and development	3,539	(2,543)	996	3,564	(1,959)	1,605
Core developed technology	9,712	(8,183)	1,529	9,838	(6,977)	2,861
Total amortizable purchased intangible assets	19,259	(15,588)	3,671	19,458	(12,849)	6,609
SaRonix trade name	386	—	386	400	—	400
Total purchased intangible assets	$19,645	$(15,588)	$4,057	$19,858	$(12,849)	$7,009

Amortization expense related to finite-lived purchased intangible assets was approximately $2.9 million in fiscal 2015, $3.0 million in fiscal 2014 and $3.1 million in fiscal 2013.

The Company performs an annual impairment review of its long-lived assets, including its intangible assets. Based on the results of its most recent annual impairment tests, the Company determined that no impairment of the intangible assets existed as of June 27, 2015 or June 28, 2014. However, future impairment tests could result in a charge to earnings.

The finite-lived purchased intangible assets consist of customer relationships, capitalized in-process research and development and core developed technology, which have remaining useful lives of approximately two years. We expect our future amortization expense over the next five years associated with these assets to be:

(in thousands)	2016	2017	2018 and beyond	Total
Expected Amortization
Customer relationships	$982	$164	$—	$1,146
In process research and development	590	406	—	996
Core developed technology	1,311	218	—	1,529
	$2,883	$788	$—	$3,671

8. ACCRUED LIABILITIES

Accrued liabilities consist of:

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Accrued compensation	$6,489	$6,892
Income taxes payable	2,280	1,140
Sales commissions	347	307
Other accrued expenses	2,309	1,595
	$11,425	$9,934

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEBT

As of June 27, 2015 and June 28, 2014, the Company had no outstanding debt. However, the Company’s subsidiary PSE-TW has three loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is an unsecured facility for $100 million New Taiwan Dollars (“NTD”), or approximately U.S. $3.2 million. Loans under this facility are limited to $70 million NTD (U.S. $2.3 million), are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $80 million NTD (U.S. $2.6 million). Loans under this facility are limited to $60 million NTD (U.S. $1.9 million), are for up to 180 days, with the interest rate determined on a case by case basis, and may be in NTD, USD, or JPY. The third is a secured facility for up to either $200 million NTD or $6.0 million USD. The loans are for up to 180 days, and may be in NTD, USD, JPY or other currencies, with the interest rate based on a spread over various benchmark rates depending upon the currency.

10. RESTRICTED ASSETS

As of June 27, 2015 and June 28, 2014, the Company had pledged and restricted assets of $4.0 million and $4.2 million, respectively, consisting of land and buildings PSE-TW has pledged for its $200 million NTD loan and credit facility, as noted above.

11. COMMITMENTS AND CONTINGENCIES

The future minimum commitments at June 27, 2015 are as follows:

	Fiscal Year
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease payments	$423	$290	$252	$9	$9	$4	$987
Capital equipment purchase commitments	11	—	—	—	—	—	11
Facility modification commitments	660	17	—	—	—	—	677
Total	$1,094	$307	$252	$9	$9	$4	$1,675

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

The Company has no purchase obligations other than routine purchase orders and the facility modifications shown in the table as of June 27, 2015.

Rent expense during the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 was $588,000, $801,000 and $2.0 million, respectively.

12. INDUSTRIAL DEVELOPMENT SUBSIDY

As of June 27, 2015, industrial development subsidies in the amount of $11.9 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies at June 27, 2015 was $5.4 million, which is expected to be recognized over the next five to seven years. The remaining balance of the subsidies at June 28, 2014 was $6.4 million.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INDUSTRIAL DEVELOPMENT SUBSIDY (Continued)

A portion of the industrial development subsidies had been recorded as a receivable. As of June 28, 2014, the Company concluded that the remaining $843,000 of receivables will not be paid and accordingly the balance was written off.

The Company recognized $747,000, $755,000 and $1.3 million of industrial development subsidy as a reduction of cost of goods sold and $185,000, $187,000 and $183,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively.

13. EQUITY AND COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss), changes in net unrealized gains (losses) on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of June 29, 2015, accumulated other comprehensive income of $9.0 million consists of $9.0 million of accumulated currency translation gains and $21,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $2,000 tax benefit. As of June 28, 2014, accumulated other comprehensive income of $11.2 million consists of $11.0 million of accumulated currency translation gains and $300,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $168,000 tax provision.

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of currently undesignated preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of June 27, 2015, the Company has issued no shares of preferred stock.

STOCK INCENTIVE PLANS

At June 27, 2015, the Company had three stock incentive plans and one employee stock purchase plan, including the 2001 Stock Option Plan, 2004 Stock Incentive Plan, 2014 Stock Award and Incentive Compensation Plan (collectively, the “Plans”) and the 2010 Employee Stock Purchase Plan (“ESPP”). The Company’s aggregate compensation cost due to option and restricted and performance stock unit grants and the ESPP for the twelve months ended June 27, 2015 totaled $4.0 million, as compared with $2.8 million and $3.3 million for fiscal 2014 and 2013, respectively. The Company recognized $1.3 million, $910,000 and $1.1 million in income tax benefit in the consolidated statements of operations for fiscal 2015, 2014 and 2013, respectively, related to the Company’s share-based compensation arrangements. The net impact of share-based compensation for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 was a charge to net income (loss) of $2.7 million, $1.9 million and $2.2 million, respectively, or a charge of $0.12, $0.08 and $0.10 per diluted share, respectively.

Under the Plans, the Company has reserved 6.4 million shares of common stock as of June 27, 2015 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive and nonqualified stock options and restricted and performance stock units.

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

The following table lists the weighted-average assumptions the Company used to value stock options:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Expected life	5.9 years	5.9 years	5.9 years
Risk-free interest rate	1.74%	1.47%	1.05%
Volatility	49%	52%	54%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the Company’s stock option plans as of July 1, 2012 and changes during the three fiscal periods ended June 27, 2015:

	Outstanding Options
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding at June 30, 2012	2,453	$10.34	5.12	$912
Options granted (weighted average grant date fair value of $4.06)	233	8.07
Options exercised	(6)	7.87
Options forfeited or expired	(249)	9.17
Options outstanding at June 29, 2013	2,431	$10.25	4.86	$52
Options granted (weighted average grant date fair value of $4.06)	236	8.16
Options exercised	(190)	8.25
Options forfeited or expired	(392)	9.96
Options outstanding at June 28, 2014	2,085	$10.25	4.54	$1,077
Options granted (weighted average grant date fair value of $4.80)	84	10.12
Options exercised	(816)	9.02
Options forfeited or expired	(104)	11.77
Options outstanding at June 27, 2015	1,249	$10.92	4.67	$4,501
Options vested and expected to vest at June 27, 2015	1,236	$10.95	4.62	$4,427
Options exercisable at June 27, 2015	1,039	$11.37	3.90	$3,383

At June 27, 2015, 3.5 million shares were available for future grants under the option plans. The aggregate intrinsic value of options exercised during the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 was $2.7 million, $177,000 and $2,000, respectively.

The Company has unamortized share-based compensation expense related to options of $756,000, which will be amortized to expense over a weighted average period of 2.2 years.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

Additional information regarding options outstanding as of June 27, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 27, 2015	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable as of June 27, 2015	Weighted Average Exercise Price
$ 5.48 $ 8.10	252,997	6.94	$7.65	147,338	$7.62
$ 8.11 $ 8.85	261,537	4.76	$8.56	224,771	$8.54
$ 8.86 $10.25	254,617	5.09	$9.83	207,785	$9.98
$10.26 $15.45	314,676	3.62	$13.53	293,345	$13.58
$15.46 $18.10	165,500	2.39	$16.36	165,500	$16.36
$ 5.48 $18.10	1,249,327	4.67	$10.92	1,038,739	$11.37

Restricted Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs and PSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. PSUs are granted to executives of the Company and will vest in approximately 12 months subject to certain financial metrics of the Company and the achievement of each participant’s performance goals established at the beginning of the fiscal year. The fair value of RSUs and PSUs granted pursuant to the Company’s stock incentive plans is the product of the number of shares granted and the grant date fair value of the common stock. The following table summarizes the RSUs and PSUs as of July 1, 2012 and changes during the three fiscal years ended June 27, 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
RSUs outstanding at June 30, 2012	504	$9.06	1.42	$4,535
Awarded	301	7.74
Released	(217)	9.55
Forfeited	(63)	8.24
RSUs outstanding at June 29, 2013	525	$8.20	1.48	$3,735
Awarded	416	8.46
Released	(196)	8.61
Forfeited	(96)	8.26
RSUs outstanding at June 28, 2014	649	$8.23	1.58	$5,901
Awarded	433	11.12
Released	(228)	8.27
Forfeited	(85)	8.98
RSUs and PSUs outstanding at June 27, 2015	769	$9.76	1.33	$10,792
RSUs and PSUs expected to vest after June 27, 2015	695	$9.73	1.25	$9,755

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

Of the 433,000 shares awarded during the fiscal year ended June 27, 2015, 320,000 shares were RSUs and 113,000 shares were PSUs. Of the 85,000 shares forfeited during the fiscal year ended June 27, 2015, 67,000 shares were RSUs and 18,000 shares were PSUs.

The Company has unamortized share-based compensation expense related to RSUs of $4.5 million, which will be amortized to expense over a weighted average remaining recognition period of 2.3 years. The PSUs awarded in fiscal 2015 were fully expensed during the year to the extent they were earned and not forfeited.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s ESPP allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s common stock for issuance under the ESPP, of which 1.5 million remain available at June 27, 2015. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Participants in the ESPP may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the purchase period. The maximum number of shares of common stock that any employee may purchase under the ESPP during any offering period is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period. During fiscal year 2015, 2014 and 2013, the Company issued 100,000, 129,000 and 125,000 shares of common stock at weighted average prices of $7.87, $6.02 and $5.98, respectively. The weighted average grant date fair value of the fiscal 2015, 2014 and 2013 stock purchase awards were $2.80, $1.75 and $1.65 per share, respectively.

The Company estimates the fair value of stock purchase rights granted under the Company’s ESPP on the date of grant using the Black-Scholes option valuation model. Accounting Standards Codification (“ASC”) Topic 718, Stock-Based Compensation, states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights. The Company bases volatility on the expected volatility of the Company’s stock during the accrual period. The expected term is determined as the time from enrollment until purchase. The Company uses historical data to determine expected forfeitures and the U.S. Treasury yield for the risk-free interest rate for the expected term.

The following table lists the values of the assumptions the Company used to value share-based compensation in the ESPP:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Expected life	6 months	6 months	6 months
Risk-free interest rate	0.05%	0.07%	0.12%
Volatility range	34%–37%	26%–34%	35%–37%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes activity in the Company’s employee ESPP during the fiscal year ended June 27, 2015:

	Shares	Weighted- Average Purchase Price
Beginning Available	1,581,556
Purchases	(100,381)	$7.87
Ending Available	1,481,175

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (Continued)

At June 27, 2015, the Company has $68,000 in unamortized share-based compensation related to its employee ESPP. We estimate this expense will be amortized and recognized in the consolidated statements of operations over the next four months.

REPORTING SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by consolidated statement of operations reporting caption generated from the plans mentioned above:

	Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	June 29, 2013
Cost of revenues	$242	$163	$187
Research and development	1,201	1,096	1,282
Selling, general and administrative	2,528	1,533	1,871
Pre-tax stock-based compensation expense	3,971	2,792	3,340
Income tax effect	(1,322)	(910)	(1,101)
Net stock-based compensation expense	$2,649	$1,882	$2,239

The amount of share-based compensation expense in inventory at June 27, 2015, June 28, 2014 and June 29, 2013 is immaterial.

STOCK REPURCHASE PLAN

On April 26, 2012, the Board of Directors authorized a share repurchase program for up to $25 million of shares of the Company’s common stock, and on April 24, 2014 the Board authorized an additional $20 million for the share repurchase program. The Company was authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of the Company’s management. During the year ended June 27, 2015, the Company repurchased 937,729 shares for an aggregate cost of $10.9 million. During the year ended June 28, 2014, the Company repurchased 1,354,511 shares for an aggregate cost of $11.3 million. During the year ended June 29, 2013, the Company repurchased 1,100,306 shares for an aggregate cost of $7.8 million. As of June 27, 2015, approximately $15.7 million may yet be purchased under the 2014 purchase authority.

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

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUE MEASUREMENTS (Continued)

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

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage backed and asset backed securities. The securities must meet a required rating level by at least one of the rating agencies (Moody’s, Standard & Poors, Fitch.) Government securities include US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and most are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages.

Assets measured at fair value are summarized as follows:

	As of June 27, 2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
US Treasury securities	$—	$—	$—	$—
Repurchase agreements	463	—	463	—
Time deposits	42,277	—	42,277	—
National government and agency securities	4,673	—	4,673	—
State and municipal bond obligations	4,490	—	4,490	—
Corporate bonds and notes	46,857	—	46,857	—
Asset backed securities	6,986	—	6,986	—
Mortgage backed securities	5,141	—	5,141	—
Total	$110,887	$—	$110,887	$—

	As of June 28, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments(1)
US Treasury securities	$527	$527	$—	$—
Repurchase agreements	4,547	—	4,547	—
Time deposits	17,693	—	17,693	—
National government and agency securities	5,055	—	5,055	—
State and municipal bond obligations	7,149	—	7,149	—
Corporate bonds and notes	42,781	—	42,781	—
Asset backed securities	7,614	—	7,614	—
Mortgage backed securities	4,785	—	4,785	—
Total	$90,151	$527	$89,624	$—

(1)	At June 27, 2015, $20.1 million of the time deposits and all of the repurchase agreements are included in cash and cash equivalents. At June 28, 2014, $4.0 million of the repurchase agreements are included in cash and cash equivalents. The balance of the investments at June 27, 2015 and June 28, 2014 are included in short-term investments in marketable securities in the consolidated balance sheets.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUE MEASUREMENTS (Continued)

The Company had no transfers between Level 1 and Level 2 during the years ended June 27, 2015 and June 28, 2014.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at June 27, 2015 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at June 27, 2015.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates.

16. INCOME TAXES

Income tax expense consists of federal, state and foreign current and deferred income taxes as follows:

	Fiscal Year Ended
(in thousands)	June 27, 2015	June 28, 2014	June 29, 2013
Income (loss) before income taxes
U.S.	$446	$(1,282)	$12,176
Foreign	13,969	5,044	(27,782)
	14,415	3,762	(15,606)
Federal:
Current	(51)	(1,366)	5,424
Deferred	310	95	141
	259	(1,271)	5,565
State:
Current	3	—	7
Deferred	29	(12)	(172)
	32	(12)	(165)
Foreign:
Current	2,801	953	672
Deferred	(327)	100	151
	2,474	1,053	823
Total current	2,753	(413)	6,103
Total deferred	12	183	120
Total income tax expense (benefit)	$2,765	$(230)	$6,223

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES (Continued)

The reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Tax provision at federal statutory rate	34.0%	34.0%	33.8%
State income taxes, net of federal benefit	(0.4)	(1.3)	2.1
Foreign income and withholding taxes	(13.2)	1.7	(67.9)
Benefits from resolution of certain tax audits and expiration of statute of limitations	—	(21.8)	0.8
Intercompany licensing of intellectual property	—	(27.1)	(6.5)
Share-based compensation	0.8	3.4	(1.1)
Research and development tax credits	—	(2.3)	—
Change in valuation allowance	(0.2)	0.5	(1.8)
Other	(1.8)	6.8	0.7
Income tax expense	19.2%	(6.1)%	(39.9)%

The components of the net deferred tax assets were as follows (in thousands):

	As of the year ended
(in thousands)	June 27, 2015	June 28, 2014
Deferred tax assets:
Credit carryforwards	$3,395	$2,778
Accruals and reserves	576	843
Cumulative loss on investment	406	400
Depreciation and amortization	(871)	(933)
Net operating loss carryforward	664	1,418
Share-based compensation	2,941	3,013
Other	301	781
Total	7,412	8,300
Valuation allowance	(4,373)	(5,114)
Deferred tax assets	$3,039	$3,186
Deferred tax liabilities:
Gain on previously held shares in unconsolidated affiliate	$(3,838)	$(3,793)
Acquired PTI intangibles and other	(867)	(1,667)
Deferred tax liabilities	$(4,705)	$(5,460)

As of June 27, 2015, the Company has net operating loss carryforwards of approximately $2.0 million and $2.2 million for PSE-SD in China and PTI in Hong Kong, respectively, which will begin to expire in fiscal 2016 and no expiration, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $350,000 and $5.6 million to offset future federal and state taxable income. The federal research and development tax credit carryforward will begin to expire in 2034 and the state research and development tax credit can be carried forward indefinitely.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax asset will not be realized. The change in valuation allowance for the year ended June 27, 2015 and June 28, 2014 was a decrease of $741,000

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES (Continued)

and an increase of $50,000, respectively, which resulted primarily from a decrease in the foreign tax credit and the foreign net operating losses.

Consolidated income before income taxes includes non-U.S. income (loss) of approximately $14.0 million, $5.0 million and $(27.8) million for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. Pericom has not provided for U.S. income taxes on a cumulative total of approximately $53.3 million of undistributed earnings reported by certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practical to determine the unrecognized deferred U.S. income tax liability that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely due to the complexities associated with its hypothetical calculation.

The Company recorded $2.2 million for unrecognized tax benefits as of June 27, 2015. A reconciliation of the beginning and ending amount of unrecognized tax benefit for the three fiscal years from July 1, 2012 through June 27, 2015 is as follows:

(in thousands)
Balance as of June 30, 2012	$(1,607)
Gross increases — prior period tax positions	(135)
Gross increases — current period tax positions	(1,423)
Reductions as a result of a lapse of statute of limitations	132
Balance as of June 29, 2013	$(3,033)
Gross increases — prior period tax positions	(411)
Gross increases — current period tax positions	(194)
Reductions — prior period tax positions	1,020
Reductions as a result of a lapse of statute of limitations	887
Balance as of June 28, 2014	$(1,731)
Gross increases — prior period tax positions	(53)
Gross increases — current period tax positions	(495)
Reductions — prior period tax positions	21
Reductions as a result of a lapse of statute of limitations	65
Balance as of June 27, 2015	$(2,193)

As of June 27, 2015, $1.2 million of the balance would affect the Company’s effective tax rate if recognized. The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2009 through 2015.

As of June 27, 2015, the Company has accrued $227,000 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on our consolidated balance sheet.

Within the next 12 months, we do not anticipate a material increase in the unrecognized tax benefit or any other significant changes to our tax reserves during that period.

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Board of Directors determines the employer matching contributions at their discretion. There were no employer-matching contributions in fiscal 2015, 2014 or 2013.

18. INDUSTRY AND GEOGRAPHICAL SEGMENT INFORMATION

The Company has two operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Disclosures about Segments Reporting (“ASC 280”).

For geographical reporting, the Company attributes net sales to the country where customers are located (the “bill to” location). The Company neither conducts business in, nor sells to persons in, Iran, Syria, or Sudan, countries located in the referenced regions that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to U.S. economic sanctions and export controls. Long-lived assets consist of all non-monetary assets, excluding non-current deferred tax assets, goodwill and intangible assets. The Company attributes long-lived assets to the country where they are located. The following presents net sales for each of the three years ended June 27, 2015; and the net book value of long-lived assets as of June 27, 2015, June 28, 2014 and June 29, 2013 by geographical segment:

	Fiscal year ended
(in thousands)	June 27, 2015	June 28, 2014	June 29, 2013
Net sales to countries:
China (including Hong Kong)	$58,722	$61,054	$61,486
Taiwan	45,353	39,463	43,144
United States	6,177	5,927	6,517
Others (less than 10% each)	18,583	21,624	18,108
Total net sales	$128,835	$128,068	$129,255

(in thousands)
Long-lived assets:
China (including Hong Kong)	$31,211	$32,234	$35,180
United States	14,392	12,154	10,779
Taiwan	10,974	12,914	14,120
Korea	1,024	1,067	659
Others (less than 10% each)	145	168	221
Total long-lived assets	$57,746	$58,537	$60,959

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of quarterly operating results and share data for the years ended June 27, 2015 and June 28, 2014:

PERICOM SEMICONDUCTOR CORPORATION
QUARTERLY FINANCIAL DATA
(in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	June 27, 2015	March 28, 2015	Dec 27, 2014	Sept 27, 2014
Net revenues	$30,564	$31,757	$33,255	$33,259
Cost of revenues	16,360	17,054	18,427	19,179
Gross profit	14,204	14,703	14,828	14,080
Operating expenses:
Research and development	4,261	4,614	4,390	4,588
Selling, general and administrative	7,444	7,573	7,682	7,300
Total operating expenses	11,705	12,187	12,072	11,888
Income from operations	2,499	2,516	2,756	2,192
Interest and other income, net	695	548	1,935	1,274
Income before income tax expense	3,194	3,064	4,691	3,466
Income tax expense	7	635	1,113	1,010
Net income from consolidated companies	3,187	2,429	3,578	2,456
Equity in net income of unconsolidated affiliates	27	35	74	39
Net income	$3,214	$2,464	$3,652	$2,495
Basic income per share	$0.14	$0.11	$0.17	$0.11
Diluted income per share	$0.14	$0.11	$0.16	$0.11
Shares used in computing basic income per share	22,344	22,436	22,110	21,936
Shares used in computing diluted income per share	22,928	23,049	22,624	22,262
Dividends declared and paid per share	$0.06	$0.06	$—	$—

PERICOM SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

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

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui Chief Executive Officer, President and Chairman of the Board of Directors

Date:	September 1, 2015

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

Signature	Title	Date
/s/ ALEX C. HUI Alex C. Hui	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 1, 2015

/s/ KEVIN S. BAUER Kevin S. Bauer	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 1, 2015

/s/ JOHN CHI-HUNG HUI John Chi-Hung Hui	Senior Vice President, R&D and Director	September 1, 2015

/s/ JOHN C. EAST John C. East	Director	September 1, 2015

/s/ HAU L. LEE Hau L. Lee	Director	September 1, 2015

/s/ MICHAEL SOPHIE Michael Sophie	Director	September 1, 2015

/s/ SIMON WONG Simon Wong	Director	September 1, 2015

Schedule II

PERICOM SEMICONDUCTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Revenues	Deductions	Balance at End of Period
Reserves for returns and pricing adjustments
Fiscal year ended June 27, 2015	$2,436	$3,970	$(4,598)	$1,808
Fiscal year ended June 28, 2014	2,435	4,880	(4,879)	2,436
Fiscal year ended June 29, 2013	2,522	4,493	(4,580)	2,435

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Fiscal year ended June 27, 2015	$25	$16	$(19)	$22
Fiscal year ended June 28, 2014	76	1	(52)	25
Fiscal year ended June 29, 2013	44	49	(17)	76

	Balance at Beginning of Period	Charged to Expense	Deductions/ Write-offs	Balance at End of Period
Deferred tax valuation allowance
Fiscal year ended June 27, 2015	$5,114	$—	$(741)	$4,373
Fiscal year ended June 28, 2014	5,064	50	—	5,114
Fiscal year ended June 29, 2013	4,305	759	—	5,064

Sii