Form 10-K/A
period 2015-06-27
PERICOM SEMICONDUCTOR CORP
filed 2015-10-14
CIK 1001426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 27, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ to ___________

Commission File Number 0-27026

Pericom Semiconductor Corporation

(Exact Name of Registrant as Specified in Its Charter)

California	77-0254621
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1545 Barber Lane	95035
Milpitas, California	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (408) 232-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC

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

Explanatory Note

Pericom Semiconductor Corporation (the “Company,” “Pericom,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 27, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2015 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. On September 3, 2015, we announced that we have entered into an Agreement and Plan of Merger that provides for us to be acquired by Diodes Incorporated. Reference is made to our Form 8-K filed with the SEC on September 3, 2015, to which the merger agreement is attached, and to our Preliminary Proxy Statement filed with the SEC on September 17, 2015, which describes the merger and a special meeting for shareholder approval of the transaction.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PERICOM SEMICONDUCTOR CORPORATION
Form 10-K/A (Amendment No. 1) for the Year Ended June 27, 2015
INDEX

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning the executive officers and directors of the Company and their respective ages as of October 9, 2015:

Name	Age	Position
Alex Chiming Hui	58	Chief Executive Officer, President and Chairman of the Board of Directors
Chi-Hung (John) Hui, Ph.D.	60	Senior Vice President, Research and Development and Director
Kevin S. Bauer	55	Senior Vice President, Finance, and Chief Financial Officer
Angela Chen	57	Senior Vice President, Finance Asia
John C. East (1),(3)	70	Director
Hau L. Lee, Ph.D. (1),(3)	62	Director
Michael J. Sophie (1),(2),(3)	58	Director
Siu-Weng Simon Wong, Ph.D. (2)	61	Director
____________________

(1)	Member of Audit Committee.

(2)	Member of Nominating and Corporate Governance Committee.

(3)	Member of Compensation Committee.

Set forth below is biographical information concerning the Company’s directors and executive officers.

Mr. Alex Chiming Hui has been Chief Executive Officer, President and a director of the Company since its inception in June 1990, and was elected Chairman of the Board of Directors of the Company in July 1999.

Mr. Hui is also the Chief Executive Officer of several of the Company’s wholly-owned subsidiaries, including PSE Technology Corporation, Pericom Asia Limited, PSE Technology (Shandong) Corporation and Pericom Technology (Yangzhou) Corporation. He serves as a director of two other wholly-owned subsidiaries, Pericom Global Limited and Pericom International Limited. From August 1982 to May 1990, Mr. Hui was employed by LSI Logic Corporation, most recently as its Director of Advanced Development. From August 1980 to July 1982, Mr. Hui was a member of the technical staff of Hewlett Packard Company. Mr. Hui holds a B.S.E.E. from the Massachusetts Institute of Technology and an M.S.E.E. from the University of California at Los Angeles.

The Board of Directors has concluded that Mr. Hui should serve as Chairman of the Board of Directors of the Company because of his 25 years working as Chief Executive Officer, 35 years of high tech experience and his educational background.

Dr. Chi-Hung (John) Hui is currently Senior Vice President, Research and Development, a member of the Board of Directors, and Corporate Secretary of the Company. Prior to November 2005, he served as the Company’s Vice President, Technology. He has been a director of the Company since its inception in June 1990. Dr. Hui also serves on the Board of Directors of several of the Company’s wholly-owned subsidiaries, including PSE Technology Corporation, Pericom Global Limited, Pericom International Limited and Pericom Semiconductor (HK) Limited. From August 1987 to June 1990, Dr. Hui was employed by Integrated Device Technology, most recently as Manager of its Research and Development Department. From August 1983 to August 1987, Dr. Hui was a member of the technical staff of Hewlett Packard Company. Dr. Hui holds a B.S.E.E. from Cornell University and an M.S.E.E. and a Ph.D. in Electrical Engineering from the University of California at Berkeley.

The Board of Directors has concluded that Dr. Hui should serve as a director of the Company because of his 34 years of experience in the semiconductor industry covering R&D, product development, supply chain management, and intellectual property. Dr. Hui has served as a senior executive at Pericom for 25 years and is familiar with the company’s strategy, direction and operation. He has served as Board Secretary of the Company for almost 25 years and is experienced with the board’s operation.

Mr. John C. East was appointed as a director in April 2013. Mr. East retired from Actel Corporation, a public company, in November 2010 in conjunction with the transaction in which Actel was purchased by Microsemi Corporation. He had served as the CEO of Actel for 22 years at the time of his retirement. Previously, he was a senior vice president of AMD, where he was responsible for the Logic Products Group. Prior to that, Mr. East held various engineering, marketing, and management positions at Raytheon Semiconductor and Fairchild Semiconductor. In the past he has served on the boards of directors of Adaptec and Zehntel (both public companies), and MCC and Single Chip Systems (both private companies). Since 2006 he has served on the board of directors of Alacritech, a private high-tech company involved in the data storage market, and in September 2014 he was appointed to the board of Atrenta, a private company that develops design tools to be used by integrated circuit designers. In July 2015, Atrenta was sold to Synopsis. He holds a BS in Electrical Engineering and an MBA from the University of California, Berkeley.

The Board of Directors has concluded that Mr. East should serve as a director of the Company because of his long experience as CEO of a public company, his work in and knowledge of the semiconductor industry, and his experience in serving as a director for two public and three private companies.

Dr. Hau L. Lee has been a director since July 1999. From February 1997 through June 2002, Dr. Lee was the Kleiner Perkins, Mayfield, Sequoia Capital Professor in the Department of Industrial Engineering and Engineering Management at Stanford University, and from July 2002 through the present has been the Thoma Professor of Operations, Information and Technology Management at the Graduate School of Business at Stanford University. He is the founding and current director of the Stanford Global Supply Chain Management Forum, and has consulted extensively for companies such as Hewlett Packard, Cisco, Nokia, IBM, Xilinx Corporation, Motorola and Accenture. In 2010, he was elected to the National Academy of Engineering. Dr. Lee is a graduate of the University of Hong Kong and earned his M.S. in Operational Research from the London School of Economics and his M.S. and Ph.D. degrees in Operations Research from the Wharton School at the University of Pennsylvania.

From 2000 to 2002, Dr. Lee was on the board of Manugistics, a public NASDAQ company of supply chain planning software systems. From 2004 to 2010, Dr. Lee was on the board of Integrated Distribution Services Group Limited (“IDS”), a public distribution and logistics services company based in Hong Kong, where he was a member of the Compensation and Nominating Committees. Dr. Lee was also an Audit Committee Member for IDS from 2004 to 2008. Dr. Lee has served as a Director for Esquel (a private company) from 2001 to present. Since 2011, he has been a Director of 1010 Printing, a public printing company based in Hong Kong. Since 2012, he has been a Director of Synnex, a public company engaged in business process services based in California, where he is a member of the Audit Committee. He has been Chairman of the Board of Rapture World Ltd (a private company) since 2010. In May 2014, Dr. Lee became a director and member of the Audit Committee of Frontier Services Group, a public company engaged in logistics in Africa, as well as becoming a director and member of the Audit Committee and Compensation Committee of Global Brands Group, a public company engaged in apparel goods distribution in Africa.

The Board of Directors has concluded that Dr. Lee should serve as a director of the Company because of his experience in serving as a director for seven public and three private companies. He has been a professor of business education for 32 years. He has been published widely on management science and has been an executive level consultant to many high tech companies. He has co-founded four companies, one of which has gone public.

Mr. Michael J. Sophie has been a director since August 2008. Mr. Sophie has served as a director of NeoPhotonics Corporation (NYSE), a maker of photonic integrated circuit products, since November 2006. Mr. Sophie also served as interim President and Chief Executive Officer of Proxim Wireless Corporation, a provider of wireless broadband technologies, from October 2010 to January 2011.

From March 2003 to January 2007, Mr. Sophie served as director and Audit Committee Chair of McData Corporation (NASDAQ), a provider of storage networking solutions. Mr. Sophie served as director and Audit Committee Chair of BCD Semiconductor (NASDAQ) from July 2004 to November 2007. From October 2007 to December 2007, Mr. Sophie served as director and Audit Committee Chair of Marvell Inc. (NASDAQ), a provider of storage, communications and consumer silicon solutions. Mr. Sophie served as a director and Audit Committee Chair of Alchip Technologies (Taiwan listed) from October 2007 to November 2010.

Mr. Sophie has also served on the Boards of several private companies including Postini Corp. from October 2004 to August 2007, Atrenta, Inc. from October 2007 to June 2008, Sonics, Inc. from December 2006 to June 2013, and SkyCross, Inc. from July 2012 to present.

He was previously employed at UTStarcom, Inc., a global seller of telecommunications hardware and software products, serving as Chief Financial Officer from August 1999 through May 2005, and as Chief Operating Officer from May 2005 through May 2006. Previously, Mr. Sophie held executive positions at P-Com, Inc., a developer of network access systems, from September 1993 to August 1999, including serving as Vice President Finance, Chief Financial Officer and Group President. From 1989 through 1993, Mr. Sophie was Vice President of Finance at Loral Fairchild Corporation, a unit of Loral, a defense electronics and communications company. He holds a B.S. from California State University, Chico and an M.B.A. from the University of Santa Clara.

On May 1, 2008, the SEC issued an order in which UTStarcom, its then CEO, and Mr. Sophie, its former CFO, were ordered to cease and desist from causing or committing violations of federal securities laws described in the order. These laws require filing accurate periodic reports with the SEC, making and keeping accurate books and records, devising and maintaining adequate internal accounting controls, and accurately providing the officer’s certification that must accompany a publicly traded company’s periodic reports. The order stated that the two individuals failed to implement and maintain adequate internal controls and falsely certified that UTStarcom’s financial statements and books and records were accurate, as more fully set forth in the order. Mr. Sophie also agreed to pay a civil fine of $75,000. Mr. Sophie consented to the order without admitting or denying the findings (other than SEC jurisdiction). The order did not prevent Mr. Sophie from serving as an officer or director of a publicly traded company.

The Board of Directors has concluded that Mr. Sophie should serve as a director of the Company because he has over 27 years of comprehensive accounting, finance and operational experience with expertise in audit issues and audit committee practices, improving multi-national operating performance, and establishing sources of financing including public and private placements.

Dr. Siu-Weng Simon Wong. Dr. Siu-Weng Simon Wong has been a director since September 2006. In 1988, he joined Stanford University and is currently a Professor of Electrical Engineering. Dr. Wong is a Fellow of the IEEE. From 2001 to 2003, Dr. Wong was the CEO of the Hong Kong Applied Science and Technology Research Institute. In 1998, Dr. Wong was a member of the team that founded Atheros Communications, a fabless semiconductor company focusing on WiFi products, which was acquired by Qualcomm in 2011. From 1998 to 2000, he served as the VP of Manufacturing at Atheros. Dr. Wong is an expert in CMOS devices and integrated components for RF operations. He received his Ph.D. from the University of California, Berkeley.

Dr. Wong became a director of NVoLogic Inc. (private company) in August 2010.

The Board of Directors has concluded that Dr. Wong should serve as a director of the Company because of his experience in high tech industries and his education background. He is an expert in CMOS technology and high speed integrated circuits. In addition to extensive academic research accomplishments, he has direct experience in managing industry technology development and product deployment. He has advised technology companies from start-up to public listing or acquisition.

Mr. Kevin S. Bauer has been Senior Vice President, Finance and Chief Financial Officer since March 2014. He was previously the Chief Financial Officer of Exar Corporation from June 2009 through December 2012. Prior to that, he was Exar’s Corporate Controller from August 2004 to June 2009 and Exar’s Operations Controller from February 2001 to August 2004. Previously, Mr. Bauer was Operations Controller at WaferTech LLC (a joint venture semiconductor fabrication plant of Taiwan Semiconductor Manufacturing Company Limited, Altera Corporation, Analog Devices, Inc. and Integrated Silicon Solution, Inc.) from July 1997 to February 2001. Prior to WaferTech, he was at VLSI Technology for ten years where he held a variety of increasingly more senior finance roles culminating in his position as Director, Group Controller-Communications Group. Prior to that he held finance positions at Memorex and Bank of America. Mr. Bauer has over 27 years of finance experience in the semiconductor industry and received an MBA from Santa Clara University and a BS in Business Administration from California Lutheran University.

Ms. Angela Chen has been Senior Vice President, Finance Asia since March 2010. From April 2006 to March 2010, Ms. Chen served as Vice President, Finance and Chief Financial Officer of the Company. From August 2005 until April 2006, Ms. Chen was VP Finance, Asia for the Company, overseeing the financial activities of the Company’s Asian operations including Pericom Taiwan Ltd, Saronix-eCERA and Pericom Technology, Inc. (“PTI”). Previously, Angela held the role of CFO and VP of Finance, Administration & IT of PTI, Pericom’s affiliated company in Asia, since May 2002. Prior to joining Pericom in 2002, Angela was Chief Operating Officer and VP, Finance, Administration & Operations of Feiya Technology Corporation, a technology company designing memory controllers and their applications, from 2001 to 2002, and was CFO and VP, Finance, Administration and IT with terminal manufacturer Wyse Technology Taiwan Ltd. from 1996 through 2001. Angela received her MBA with a major in Accounting from National Taiwan University, and her BA with a major in Accounting from Soochow University in Taiwan.

Board Meetings and Committees

The Board of Directors of the Company held five meetings during fiscal year 2015 (“FY 2015”). During the last fiscal year, no director attended fewer than 75% of all the meetings of the Board and its committees on which he served. The Company encourages, but does not require, its Board members to attend the annual shareholders meeting, and two directors attended our annual meeting in 2014.

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board has determined that a majority of the current Board members, Mr. East, Dr. Lee, Mr. Sophie, and Dr. Wong, is “independent” as that term is defined in the listing rules of the NASDAQ Stock Market LLC.

The current members of the Audit Committee are Mr. East, Dr. Lee and Mr. Sophie, who serves as Chairman. The Audit Committee held eight meetings during FY 2015. The primary function of the Audit Committee is to assist the Board of Directors in overseeing management’s conduct of the Company’s (1) financial reporting process, including the financial reports and other financial information provided to the public; (2) systems of internal controls; and (3) annual independent audit of the Company’s financial statements. See “Report of the Audit Committee of the Board of Directors.” The Board adopted and approved a written charter for the Audit Committee in April 2000 and approved an amended and restated charter in July 2004. The Board has determined that all members of the Audit Committee are “independent” as that term is defined in the listing rules of NASDAQ.

The Board of Directors has further determined that Mr. Sophie qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

The current members of the Compensation Committee are Mr. East, Mr. Sophie and Dr. Lee, who serves as Chairman. The Compensation Committee held four meetings during FY 2015. The Compensation Committee, operating under a written charter, reviews and approves the compensation and benefits for the Company’s executive officers, and administers the Company’s 2014 Stock Award and Incentive Compensation Plan, 2004 Stock Incentive Plan, 2001 Stock Incentive Plan, and 2010 Employee Stock Purchase Plan. The Board has determined that all members of the Compensation Committee are “independent” as that term is defined in the listing rules of NASDAQ (including the heightened independence requirements for compensation committee members).

The Nominating and Corporate Governance Committee met once in FY 2015. The Nominating and Corporate Governance Committee was formed in October 2001 and operates under a written charter. The current members of the Nominating and Corporate Governance Committee are Mr. Sophie and Dr. Wong, who serves as Chairman. The Board has determined that all members of the Nominating and Corporate Governance Committee are “independent” as that term is defined in the listing rules of NASDAQ. The Nominating and Corporate Governance Committee monitors the size and composition of the Company’s Board of Directors and addresses corporate governance matters. Prior to the Company’s Annual Meeting of Shareholders, the Nominating and Corporate Governance Committee, pursuant to guidelines designed to highlight the necessary qualifications, assists the existing Board in selecting the candidates who will be presented to the Company’s shareholders for election to serve the Company until the next annual meeting.

The Nominating and Corporate Governance Committee considers and makes recommendations to the Board of Directors regarding any shareholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of shareholder proposals. The Nominating and Corporate Governance Committee will review periodically whether a more formal policy should be adopted. Shareholders wishing to recommend candidates for consideration by the Nominating and Corporate Governance Committee may do so by writing to the Secretary of the Company at 1545 Barber Lane, Milpitas, California 95035, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating shareholder’s ownership of the Company’s Common Stock at least 120 days prior to the anniversary of the date of mailing of the prior year’s annual proxy materials, to assure time for meaningful consideration by the Nominating and Corporate Governance Committee. A notice recommending that the committee consider a candidate will not be treated as a proposal to bring business before an annual meeting unless the proponent reasonably indicates the latter intention and complies with the advance notice provisions of our bylaws referred to below under “Deadline for Receipt of Shareholder Proposals.” There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a shareholder.

In reviewing potential candidates for the Board, the Nominating and Corporate Governance Committee considers the individual’s experience in the semiconductor and related industries, the general business or other experience of the candidate, the needs of the Company for an additional or replacement director, the personality of the candidate, the candidate’s interest in the business of the Company, as well as numerous other subjective criteria. Of greatest importance is the individual’s integrity, willingness to contribute and ability to bring to the Company experience and knowledge in areas that are most beneficial to the Company. Although we do not have a formal diversity policy, the Committee evaluates the mix of characteristics, skills and experience of the directors, including diversity of personal background, perspective and experience, and assesses nominees and potential candidates in the context of the current composition of the Board and the requirements of the Company. The Board intends to continue to evaluate candidates for election to the Board on the basis of the foregoing criteria.

The Board has determined that all members of the Nominating and Corporate Governance Committee are “independent” as that term is defined in the listing rules of NASDAQ.

Access to Corporate Governance Policies

The Board has adopted Corporate Governance Guidelines to address the functioning of the Board and its committees, and to set forth a common set of expectations as to how the Board should carry out its responsibilities. The primary responsibilities of the Board are to provide oversight, counseling and direction to the management of the Company in the interest and for the benefit of the Company’s shareholders, and to oversee the Company’s adherence to corporate standards.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which is designed to qualify as a “code of ethics” within the meaning of SEC rules. Any amendments to or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed to the public as respectively required by SEC rules and the NASDAQ listing rules. To the extent permitted by such requirements, the Company intends to make such public disclosure by posting the relevant material on its website in accordance with SEC rules.

The Board has adopted Stock Ownership Guidelines for the CEO and outside directors, as part of the Company’s compensation and governance policies. The Chief Executive Officer is expected to own and hold Pericom common shares having a value of at least five times the officer’s base salary. Individuals serving on the Board of Directors (who are not also employees of Pericom) are expected to own and hold Pericom common shares having a value of at least three times the director’s base cash annual retainer fee set from time to time, without counting additional fees payable for committee positions or committee meeting attendance. Each director is expected to achieve this ownership level within five years after the adoption date of April 26, 2012 or the director’s election date, whichever is later.

The above documents as well as charters of the Company’s Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are available on the Company’s website at www.pericom.com. Copies of such documents will also be provided to any shareholder upon written request directed to Investor Relations, Pericom Semiconductor Corporation, at 1545 Barber Lane, Milpitas, California 95035.

Communication between Shareholders and Directors

The Company’s Board of Directors currently does not have a formal process for shareholders to send communications to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of shareholders communicated to our Board are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to shareholders on a timely basis. The Board of Directors does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, shareholders wishing to formally communicate with the Board of Directors may send communications directly to Alex C. Hui, Chairman of the Board, c/o Pericom Semiconductor Corporation, 1545 Barber Lane, Milpitas, California 95035.

Relationships among Directors or Executive Officers

Mr. Hui and Dr. Hui are brothers.

Board Leadership Structure and Role in Risk Management

Board Leadership Structure

Mr. Alex Hui currently serves as the Chairman of the Board of Directors and Chief Executive Officer of the Company. The Board of Directors and its Nominating and Corporate Governance Committee believe that combining the roles of chairman of the board and chief executive officer is appropriate for the Company. Mr. Hui has served in these capacities since 1999. Given Mr. Hui’s experience as a co-founder and President, Chief Executive Officer and director of Pericom for over 25 years, and Board Chairman since 1999, the respect which he has earned from employees, business partners and shareholders, as well as other members of the semiconductor industry, and his proven leadership skills, the Board of Directors believes the best interests of the Company’s shareholders are met by Mr. Hui’s continued service in both capacities. The Board of Directors believes Mr. Hui’s fulfillment of both responsibilities encourages clear accountability and effective decision-making, and provides strong leadership for the Company’s employees and other stakeholders.

Furthermore, the Board of Directors believes that the authority of the combined Chairman of the Board of Directors and Chief Executive Officer is appropriately counter-balanced by both the number of independent directors on the Board and the appointment of a lead independent director under policies summarized below.

Lead Independent Director

The Company’s independent directors meet at regularly scheduled executive sessions, without management present.

The independent directors of the Board have established the position of “lead independent director” whose functions include presiding at all meetings at which the chairman is not present, including executive sessions of the independent directors; serving as liaison between the CEO/chairman and the independent directors; reviewing and approving board meeting agendas and schedules; reviewing and approving board meeting materials sent to the board; having the authority to call meetings of the independent directors; communicating and consulting with major shareholders as requested; and performing such other duties as the Board, or the independent directors of the Board, may from time to time delegate to him or her.

The lead independent director is elected by the independent directors and serves for the later of twelve (12) months or until his or her successor is elected. Dr. Hau Lee was elected in August 2013 to serve as the current lead independent director and continues to serve in such capacity.

Risk Management

Our Board of Directors oversees Pericom’s management, which is responsible for the day-to-day issues of risk management. Such oversight is facilitated in large part by the Audit Committee, which receives reports from management, the internal audit team and the Company’s independent registered public accounting firm regarding audit procedures, accounting and financial controls, disclosure controls, financial risk assessment and risk management. The Audit Committee discusses the Company’s major risk exposures and the steps that have been taken to monitor and control such exposures with management. Furthermore, the Board and the Nominating and Corporate Governance Committee monitors the Company’s governance and the composition of the Board, and the Compensation Committee monitors the Company’s compensation policies and related risks. In addition, members of the Company’s management may also report directly to the Board of Directors on significant risk management issues.

Deadline For Receipt of Shareholder Proposals

Requirements for Shareholder Proposals to be Brought Before an Annual Meeting. For any shareholder proposals, including director nominations, to be considered properly brought before an annual meeting, the shareholders making the proposals (i) must comply with advance notice and other procedures and information requirements set forth in our bylaws and (ii) with respect to proposals to be considered for inclusion in the Company’s proxy materials, must also comply with all applicable requirements of Rule 14a-8 promulgated under the Exchange Act. Our bylaws, as most recently amended and restated, are included as an exhibit to our Form 8-K filed with the SEC on June 27, 2013.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC and NASDAQ an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf. Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that during FY 2015 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a) with the following exception:

●	John Hui sold shares on March 12, 2015; the Form 4 for that sale was not filed until March 17, 2015, one day late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses our compensation program in fiscal year 2015 (“FY 2015”) for Alex Chiming Hui, Chief Executive Officer (the “CEO”); Chi-Hung (John) Hui, Senior Vice President, Research and Development; Kevin Bauer, our Senior Vice President, Finance and Chief Financial Officer; and Angela Chen, Senior Vice President, Finance Asia (collectively, the “named executive officers”).

Overview of Executive Compensation Program and Objectives

We believe we have a results-oriented executive compensation program. Our overall target executive compensation levels are in accordance with market compensation, but actual payment of the annual performance bonuses requires successful Company and individual performance. Our executive compensation program is designed to attract and retain qualified executive officers with strong leadership skills, commensurate knowledge and appropriate experience, while also considering the level of responsibility and performance required in each of the executive positions. In general, executives with the highest level and amount of responsibility have the lowest percentage of their annual compensation as base salary and highest percentage of their compensation at risk. In FY 2015, our executive compensation program consisted of these principal elements: (1) base salary; (2) a target annual incentive award, (3) long term equity incentive compensation in the form of stock options and restricted stock units; and (4) personal benefits. As used in this proxy statement, the term “total direct compensation” means the aggregate amount of an executive’s base salary, target annual incentive awards, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.

Executive Compensation Advisory Vote.

We conducted an advisory vote to approve our executive compensation at our 2014 Annual Meeting of Shareholders. While this vote was not binding on the Company, we believe it is important for our shareholders to have an opportunity for an advisory vote on executive compensation annually as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statements. Our Board of Directors and the Compensation Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our named executive officers, we will consider our shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns.

At the 2014 Annual Meeting of Shareholders, approximately 97% of the votes cast on the executive compensation advisory vote proposal were in favor of our named executive officers’ compensation as disclosed in the Proxy Statement, and as a result, our named executive officers’ compensation was approved. The Compensation Committee reviewed the final vote results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary in light of these results.

Objectives of our Compensation Program

The primary goal of our executive compensation program is to create and enhance the long-term value of shareholders’ equity. To reach this primary goal, we use various compensation elements, including base salary, performance based compensation in the form of common stock, long-term incentive compensation with stock options and restricted stock units, and an employee stock purchase plan. We have developed our programs to fulfill several secondary goals to:

●	attract talent to our executive management team;
●	align our executives’ objectives with the objectives of our shareholders;
●	encourage the development of long-term corporate financial goals;
●	foster fair treatment and respect for all our employees;
●	empower our team to perform their functions ethically and forthrightly; and
●	retain our professionals for long-term productive careers.

We review each executive’s compensation elements and the results each executive has obtained on an annual basis, modifying each package to optimize our team’s performance. In particular, the Compensation Committee (the “Committee”) of the Board of Directors reviews the executive officer’s:

●	level of responsibilities;
●	achievement of goals and objectives which were established by the CEO for that executive in the prior year;
●	contribution to our financial results;
●	introduction of new initiatives to enhance the Company’s performance; and
●	demonstrated leadership effectiveness.

We set overall target compensation in line with the average compensation level of selected companies to which we annually compare our executive compensation (as further described under “Elements of Our Compensation Program: Why We Chose Each, How Each Was Related to Our Objectives and How We Determined the Amounts” below). Fifty percent of target annual incentive awards depends on the successful achievement of financial performance against specific performance metrics for the Company and the remaining fifty percent of the annual incentive award depends on successful achievement of specified individual performance goals for each executive.

What Our Compensation Program is Designed to Reward

Our executive compensation program is designed primarily to reward the achievement of financial goals using metrics which we believe are the best indicators of success for our business. Since we believe that a growing, profitable company creates shareholder value, the design of our executive compensation program in FY 2015 emphasizes the achievement of non-GAAP operating income and non-GAAP gross profit targets for the fiscal year as indicators of profitability and growth.

Company performance comprises fifty percent of the target annual incentive award. The metrics we selected are our actual non-GAAP operating income and non-GAAP gross profit for the fiscal year in comparison to a previously established non-GAAP operating income and non-GAAP gross profit goals. The remaining fifty percent of the annual incentive award is based on individual metrics which were tailored to each executive’s position and role at the Company. We designed our annual incentive award program to emphasize shareholder value creation through improvement in the financial performance of our Company and achievement of individualized targets relating to the portions of our business that these executives oversee and manage. Through the use of annual incentive awards and long-term equity incentive awards, our executive compensation program is also designed to reward growth in our stock price, which directly benefits our shareholders and provides strong incentives for the executives to remain employed with us.

Elements of Our Compensation Program: Why We Chose Each, How Each Was Related to Our Objectives and How We Determined the Amounts

In FY 2015, our executive compensation program consisted of the following four principal elements: (1) base salary; (2) annual performance incentive awards; (3) long-term incentive compensation in the form of stock options and restricted stock units; and (4) personal benefits. The principal elements of our executive compensation program in FY 2015 are described below.

Base Salary. Base salary represents the single, fixed component of the four principal elements of our executive compensation program and is intended to provide a baseline, minimum amount of annual compensation for our executives.

Our Chief Executive Officer (the “CEO”) reviews the compensation of each of the other executive officers each year, applying various measurement scores to each officer’s achievement of certain performance goals which were set for the prior year. The CEO presents the results of the measurements, along with his current compensation recommendations, to the Compensation Committee of the Board of Directors, comprised of independent directors, annually. The Committee reviews each executive’s performance, as measured and reported by the CEO, reviews the overall Company’s performance as related to the goals set by the Board of Directors and either grants or amends the CEO’s recommendations, based on the Committee members’ judgment of the facts and circumstances.

The Committee uses a variety of tools to assist it in determining appropriate executive officer compensation and the components of that compensation, including, but not limited to, our performance, the executive’s performance, independent surveys, and comparisons to public records of similarly sized industry peers. The Committee also previously engaged the service of Compensia, a professional company specializing in executive compensation, to review the company executives’ compensation in light of benchmarks and trends. In that review, the companies used as benchmarks in the Compensia analysis were:

Ambarella	Applied Micro Circuits	DSP Group
Exar Corporation	Inphi Corporation	Integrated Silicon Silution Inc
Lattice Semiconductor	MaxLinear	Micrel
Monolithic Power Systems	PLX Technology, Inc.	Sigma Designs

The Compensation Committee of the Board of Directors, comprised of independent outside directors, has all of the Board’s outside directors review the CEO’s performance to determine his annual compensation. This is done following criteria similar to those used to determine the compensation for our other executive officers. The Compensation Committee used the analysis and the recommendations from Compensia to determine executive compensation in base salary, incentive awards and long-term equity awards. Compensia’s analysis of benchmarking companies previously showed that Pericom’s compensation varied between the 25th and 75th percentiles of our benchmarks. The variation generally reflects the differing scopes of responsibility of the Company’s executives relative to those of the benchmarks.

Compensia has not provided any services to Pericom other than to the Compensation Committee with respect to executive and board compensation matters, reports directly to the Compensation Committee and not to management, and is independent from Pericom. The Compensation Committee has assessed the independence of Compensia pursuant to, and taking into account factors listed in, applicable SEC rules and concluded that the work of Compensia has not raised any conflict of interest.

Annual Incentive Award. Our annual incentive award plan is formula-based and seeks to motivate our senior executives by rewarding them when our annual financial performance goals are met or exceeded and on the executive officer’s contribution to the Company’s achievement of specific performance goals which we measure and monitor on an annual basis.

Beginning in fiscal year 2015, each executive’s award under the annual incentive plan was denominated in and would be payable in shares of the Company’s common stock, subject to achievement of the performance goals described below. In approving the annual incentive plan, the Compensation Committee believed that this structure would help to further align executives’ interests with stockholder interests in two ways. First, the payment of incentives to participants in the plan is tied to the Company’s achievement of specific operating goals as well as value-add individual objectives as established for that particular fiscal year. Second, the value of any incentives ultimately paid to participants will depend on the value of the Company’s common stock at the end of the fiscal year when the incentives are paid.

Approximately 30% of the aggregate of the total direct compensation for all named executive officers for FY 2015 was in the form of annual incentive awards. The Company’s financial performance goals for FY 2015 were tied to the achievement of certain levels of non-GAAP gross profit and non-GAAP operating income. The Company’s non-financial performance goals were assigned to individual executive officers and related to each officer’s function in the Company. These non-financial goals included such things as attaining a certain market-share, industry leadership, product innovation and development, operational efficiency and excellence, cost containment, development of new markets, increases in sales to existing customers, process improvement, retention of staff, meeting deadlines, improvement in customer satisfaction and reducing waste.

Corporate Financial Performance Goals

The Committee determined the financial performance goal for the Company for FY 2015 would be to achieve non-GAAP operating income of $14 million and non-GAAP gross profit of $58.4 million for the fiscal year. For purposes of this goal, “non-GAAP operating income” and “non-GAAP gross profit” are defined as the Company’s consolidated operating income and gross profit determined in accordance with U.S. generally accepted accounting principles (“GAAP”) excluding the income statement effects of share-based compensation, amortization of intangible assets, amortization of fair value adjustments on acquired fixed assets, write off of equipment, restructuring charges and such other items as the Compensation Committee may determine in its sole discretion. The Company’s actual result was non-GAAP operating income of $17.1 million, or 122% of target and non-GAAP gross profit of $60.1 million, or 103% of target.

Each executive officer’s target incentive award is adjusted (“Adjusted Target Incentive Award”) based on twice the percentage difference of the Company’s actual financial performance to its target non-GAAP operating income goal. The Adjusted Target Incentive Award ranges from 0% (if below 50% of target goal) up to 200% (if higher than 150% of target goal) of each executive officer’s target incentive award. For FY 2015, the Company achieved 122% of its operating income target and therefore, each executive’s Adjusted Target Incentive Award was 144% of their target incentive award. One-half of each executive officer’s incentive award payment is based on corporate financial performance, and is calculated based on multiplying the officer’s Adjusted Target Incentive Award by the percentage achievement of the Company’s actual performance to its target non-GAAP gross profit goal. The Company achieved 103% of its non-GAAP gross profit target for FY 2015, and if, for example, an executive officer’s target incentive award was 10,000 shares, then the officer would have received 144% x 103% x 10,000 x 1/2 or 7,416 shares for the Company’s financial performance portion of his bonus.

Corporate Non-Financial Performance Goals

The remaining one-half of each executive officer’s incentive award was determined based on such executive officer’s individual performance, and the Adjusted Target Incentive Award. Continuing the illustration in the previous paragraph, with the executive officer achieving 80% of his or her individual goals, the officer would receive 80% x 144% x 10,000 x 1/2 or 5,760 shares for the non-financial performance portion of the bonus plan.

The Compensation Committee believes that this incentive award plan is fair and equitable, rewarding strong performance while penalizing poor performance even in situations where the Company does well.

The Committee determined a minimum level of individual performance which each executive officer had to obtain before he or she could be eligible for any part of his or her incentive award. If an individual executive officer did not reach at least the sixtieth percentile of achievement in his or her personal performance measurement in FY 2015, that officer would not be eligible for any part of the incentive award. We believe the most important factors against which we measure each executive officer’s performance were delivery of the Company’s performance in comparison to plan and secondarily the individual’s performance in comparison to individual objectives and goals.

The following table lists the specific corporate non-financial performance goals that were approved for each of our executive officers for FY 2015.

Named Executive Officer	Individual Performance Goals Set for FY 2015
Alex Chiming Hui	Gross margin increase targets, revenue increase targets, targeted range of control of operating expenses, improved marketing efforts on outbound marketing and product merchandising, targeted change of segment revenue mix, increase revenue contribution from targeted channels, and other management plan development

Chi-Hung (John) Hui	Achieve key engineering execution measures and engineering quality improvements

Key product development and technology advancement for IC products and FCP

Achieve key goals for application engineering

Drive key product line 3-year revenue plan and improve R&D expense to revenue ratio over the next 3 years

Angela Chen	Achieve margin improvement and expense reduction in FCP

Accurate and timely financial reporting at Asian subsidiaries

Improve overall effective tax rate for Asian operations and implement FCP strategic plan

Increase other income through cash investments and currency arrangements

Kevin Bauer	Accurate and timely financial reporting

Achieve margin improvement and expense reduction in PSC

Conduct Phase II tax study for further optimization benefits

Select and implement a financial reporting and forecast system and enhance the New Product Proposal process

Enhance investor outreach and develop a returns to shareholder strategy

The Compensation Committee assigned each officer a target incentive, which was expressed as a percentage of the officer’s base salary. The Compensation Committee set the CEO’s incentive award at target levels of 72% of his base salary, provided 100% of the Company’s financial performance and 100% of his individual goals were reached. The target incentive awards of the other executive officers range from 38% to 46% of those executives’ base salaries in FY 2015 provided that 100% of the Company’s financial performance and 100% of each officer’s individual goals are reached. The target incentive amounts were then converted into a number of shares, determined by dividing the target incentive by $9.04, which was the average closing price of the common stock for the last week of fiscal 2014 and the first week of fiscal 2015. The target share awards were thus as follows: Alex Hui, 32,727 shares; John Hui, 15,147 shares; Kevin Bauer, 11,057 shares; and Angela Chen, 10,284 shares.

As noted above, the Compensation Committee determined at the end of the fiscal year, based on the Company’s financial performance relative to the operating income and gross profit targets described above, that the payout percentages for each of the Named Executive Officers for financial performance was 144% x 103% or 148%. The balance of the share award is then calculated for the 50% based on achievement of the individual performance factors. All of the named executives achieved their individual performance factors at approximately 90% or better. Accordingly, the Compensation Committee approved the following payments to each of the Named Executive Officers who participated in the plan. With respect to FY 2015, the Committee awarded Mr. Alex Chiming Hui a bonus of 98% of his base salary, or $402,504, which meant an award of 44,503 shares. John Hui received a bonus equal to 64% of his base salary, $192,679, in the form of 21,314 shares; Kevin Bauer received a bonus equal to 54% of his base salary, $139,532, or 15,435 shares; and Angela Chen received a bonus equal to 55% of her base salary, $130,637, or 14,451 shares. The actual share awards under this plan are included in the Stock Awards column of the Summary Compensation Table and the target share awards are included in the Grants of Plan-Based Awards for the Fiscal Year Ended June 27, 2015 and the Outstanding Equity Awards Table below.

Long-term Incentive Compensation — Stock Options and Restricted Stock Units. In FY 2015, our long-term equity incentive program for our senior executives consisted of stock options and awards of restricted stock units.

Stock options give the executives the right to purchase at a specified price (that is, the market price of our common stock on the date when the option is granted), a specified number of shares of our common stock for a specified period of time (generally ten years), and the executives can exercise this right as the options vest (i.e., become exercisable) for the remainder of the term. Our executives realize value on these options only if our stock price increases (which benefits all shareholders) and only if the executives remain employed with us beyond the date their options vest. Generally, the options granted to our senior executives vest 25% each year over a period of four years and have an exercise price equal to fair market value of our common stock on the grant date.

Restricted stock units (“RSUs”) are also known as “full value awards” and are awards for which the recipient pays no exercise or purchase price. RSUs allow our executives to realize value irrespective of price movements in the stock as long as they remain employed with us beyond the date their RSUs vest. Thus RSUs can continue to provide incentives even as stock options go “underwater” in economic downturns. Generally, the RSUs granted to our senior executives vest 25% each year over a period of four years.

Our Compensation Committee determines the numbers of options to purchase the Company’s common stock and units of restricted stock that are granted to each executive officer. The Compensation Committee determines the size and mix of each grant based on the executive officer’s position, level of responsibility and longevity in employment. The Committee authorizes grants to executive officers periodically, and in most cases, annually. The Company issues stock options with exercise prices that equal the fair market value of the underlying stock on the date of the grant.

The Compensation Committee believes that equity awards align our executive officers’ interests with our shareholders’ interests by creating a direct association between the officers’ compensation and our shareholders’ return on their investment in the Company. The Committee also believes that this form of compensation provides our executives with a significant, long-term interest in the Company’s success and growth. In addition, the Committee believes equity awards help retain key executives, especially in the competitive market in which the Company operates.

Accordingly, the Committee determines appropriate levels of equity awards when reviewing each executive officer’s annual compensation package. The Committee considers several factors in their determination of appropriate awards, including prior performance, length of service, related responsibilities, other components of compensation, comparisons to awards to individuals in similar positions in our industry and the accomplishment of goals and directives. Compensia has also previously provided the Committee with benchmarking data and industry trends on stock grants.

Stock grants awarded to the named executive officers are in the form of both stock options and RSUs. For FY 2015, the Committee has awarded stock options valued at $122,381 to Alex Chiming Hui, $48,778 to Chi-Hung (John) Hui, and $12,195 to Angela Chen. For FY 2015, the Committee awarded RSUs valued at $456,550 to Alex Chiming Hui, $182,850 to Chi-Hung (John) Hui, and $46,000 to Angela Chen. As Mr. Bauer received new hire equity grants in March 2014, when he joined the Company, he did not receive any stock options or RSUs in FY 2015.

For FY 2016, the Committee has awarded RSUs valued at $119,850 to Alex Chiming Hui, $45,825 to Chi-Hung (John) Hui, and $17,625 to Angela Chen. Mr. Bauer did not receive an RSU grant because of his March 2014 new hire awards. The Committee has not made any FY 2016 stock option awards to the executive officers as of this date.

Personal benefits.

Retirement Plans

We offer all our employees an opportunity to participate in the Company-sponsored, employee-funded 401(k) plan. Each employee can defer a certain amount of their compensation up to a certain statutory limit. Income earned from the deferred compensation is not taxable until certain age and other requirements occur. This benefit provides retirement payments after the employee reaches a certain age.

Employee Stock Purchase Plan

We offer all our employees, except executive officers who also serve on the Board of Directors, entry into our employee stock purchase plan. This plan provides the employee the opportunity to purchase the Company’s common stock at a discounted price at certain preset times during the year. Currently, purchases under the plan can be made with up to 10% of the employee’s compensation up to certain limitations set by the IRS. The plan offers certain tax benefits to any employee who holds the stock for a prescribed length of time.

Tax and Accounting Considerations in Compensation

Income tax regulations involved in compensation, especially share-based compensation, are complex and restrictive. Numerous regulations and Internal Revenue Code (“IRC”) sections contribute to limitations on the amounts of compensation that we can deduct for income tax purposes and in which periods those deductions can be taken. As a result we employ independent tax experts to advise us on the proper treatment of our compensation plans.

We accrue the cost of our annual incentive award compensation periodically throughout the year, accruing approximately 25% of the expected cost each quarter. As of June 27, 2015 we had accrued 100% of the estimated cost of our annual incentive award compensation for the fiscal year ended June 27, 2015. Once final calculations of the annual incentive award compensation were completed during the first quarter of the fiscal year ending July 2, 2016, we adjusted the accrued balance to the actual cost incurred. The adjustment was immaterial.

We account for share-based compensation following FASB ASC Topic 718. Topic 718 requires that we recognize the cost of stock option and RSU awards over the vesting period of the awards for financial statement purposes, using the Black-Scholes-Merton stock-option valuation methodology.

Change in Control Agreements with Our Executive Officers

All of our executive officers serve the Company on an at-will basis.

The Company entered into change in control agreements with each of the executive officers which provide a continuation of benefits and severance payments in the event of a change of control of the Company. These benefits and payments are described below under the heading “Potential Payments upon Termination or Change in Control.”

Compensation Committee Report

This report is not deemed to be soliciting material, filed with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that Pericom specifically incorporates it by reference into a document filed with the SEC.

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this proxy statement.

MEMBERS OF THE COMPENSATION COMMITTEE

Dr. Hau Lee, Chairman

John East

Michael Sophie

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth certain information concerning compensation of the Company’s Chief Executive Officer, its Chief Financial Officer, and other listed executive officers of the Company, which we refer to as our “named executive officers.” For this purpose, in addition to its Chief Executive Officer and its Chief Financial Officer, the Company is reporting fiscal year information for two other executive officers. We refer to our fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, as “FY 2015,” “FY 2014,” and “FY 2013,” respectively.

					Non-Equity
			Stock	Option	Incentive Plan
Name and Principal Position	Fiscal	Salary	Awards(1)(2)	Awards(2)	Compensation(3)	Total
Alex Chiming Hui	2015	$410,824	$769,093	$122,381	$-	$1,302,298
Chief Executive Officer,	2014	393,859	430,568	118,194	250,000	1,192,621
President and Chairman of	2013	378,942	146,568	175,700	100,000	801,210
the Board

Kevin Bauer(4)	2015	260,000	105,594	-	-	365,594
Senior Vice President,	2014	60,000	214,250	280,965	25,000	580,215
Finance and CFO

Angela Chen	2015	239,251	144,212	12,195	-	395,658
Senior Vice President,	2014	237,292	49,648	13,726	90,828	391,494
Finance Asia	2013	244,612	22,320	26,756	37,509	331,197

Dr. Chi-Hung (John) Hui	2015	299,769	327,504	48,778	-	676,051
Senior Vice President,	2014	290,000	175,480	48,421	128,572	642,473
Research and Development	2013	282,866	81,096	97,661	43,546	505,169
____________________

(1)	Includes RSU grants and share awards under the Company’s annual performance incentive award plan.

(2)	The amounts shown in this column represent the aggregated grant date fair value of equity awards in the years indicated in accordance with FASB ASC Topic 718. The amounts shown here do not represent actual payments in the years indicated or the value that may be realized upon exercise of the options or vesting of stock awards. The assumptions used to calculate the value of the awards are set forth in Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended June 27, 2015.

(3)	The amounts shown in this column were accrued and awarded for the fiscal year shown and paid in the first quarter of the following fiscal year.

(4)	Mr. Bauer joined the Company in March 2014.

Grants of Plan-Based Awards for the Fiscal Year Ended June 27, 2015

The following table shows all plan-based awards which Pericom granted to the named executive officers during FY 2015. The equity awards are also reported in the Outstanding Equity Awards table.

				All Other	All Other
				Stock	Option
				Awards:	Awards:
		Estimated Future		Number of	Number Of	Exercise Or	Grant Date Fair
		Payouts Under		Shares of	Securities	Base Price	Value Of Stock
		Equity Incentive		Stock or	Underlying	Of Options	And Option
	Grant	Plan Awards		Units	Options	Awards	Awards
Name	Date	Target (#)(1)	Maximum (#)(1)	(#)(2)	(#)(3)	($/Sh)	($)
Alex	9/10/2014	32,727	49,091				$312,543
Chiming	10/10/2014				28,100	$9.18	122,381
Hui
	11/10/2014			39,700			456,550

Kevin	9/10/2014	11,057	16,586				105,594
Bauer

Angela	9/10/2014	10,284	15,426				98,212
Chen
	10/10/2014				2,800	$9.18	12,195
	11/10/2014			4,000			46,000

Chi-Hung	9/10/2014	15,147	22,721				144,654
(John) Hui
	10/10/2014				11,200	$9.18	48,778

	11/10/2014			15,900			182,850
____________________

(1)	Awards shown in “Estimated Future Payouts Under Equity Incentive Plan Awards” are share awards under the Company’s annual performance incentive award plan assuming 100% achievement of Company and individual goals. Under this plan, share awards are dependent upon the achievement the Company’s financial performance goals and individual executive officer goals. Participants could receive from zero to 150% of the target award depending on the degree to which goals were achieved. Award targets are communicated to the executives, the outcomes of which are substantially uncertain at the time they are established. Awards may exceed the target if Company and/or individual goals are exceeded.

(2)	The restricted stock unit awards vest, subject to continued employment with the Company, at the rate of 1/4 of the shares awarded on each of the first four anniversary dates following the grant date.

(3)	The option awards vest, subject to continued employment with the Company, at the rate of 1/48th of the shares per month over the following 48 months, with the exception of the award to Mr. Bauer, which is a new hire award. New hire awards vest 25% after the first year and monthly thereafter for a period of 36 months. The exercise price of each option set forth above was the closing price of our stock on NASDAQ on the grant date.

Employment and Change of Control Arrangements

All of our executive officers serve the Company on an at-will basis without employment agreements. We have not entered into written employment agreements with our executive officers.

The Company has entered into change in control agreements with each of the executive officers which provide a continuation of benefits and severance payments in the event of a change of control of the Company. These benefits and payments are described below under the heading “Potential Payments upon Termination or Change in Control.” Please refer to “Compensation Discussion and Analysis” above for a discussion of the elements of the officers’ compensation in relation to total compensation and related analysis.

Outstanding Equity Awards Table as of June 27, 2015

The following table shows all outstanding equity awards held by the named executive officers as of June 27, 2015:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex	50,000	(3)	—		8.40	7/31/2016
Hui	60,000	(3)	—		16.03	11/2/2017
	48,000	(3)	—		15.45	8/11/2018
	55,700	(3)	—		10.01	11/10/2019
	43,400	(3)	—		8.55	9/13/2020
							5,425	76,167
	9,969	(2)	5,437		7.63	12/12/2021
	26,267	(2)	13,133		8.85	10/2/2022
							9,850	138,294
	7,750	(2)	17,437		7.65	9/20/2023
							37,725	529,659
									32,727	(4)	459,487
	4,683	(2)	23,417		9.18	10/10/2024
							39,700	557,388
John	31,000	(3)	—		8.40	7/31/2016
Hui	42,000	(3)	—		16.03	11/2/2017
	24,000	(3)	—		15.45	8/11/2018
	33,400	(3)	—		10.01	11/10/2019
	26,000	(3)	—		8.55	9/13/2020
							3,250	45,630
	22,838	(2)	3,262		7.63	12/12/2021
	14,600	(2)	7,300		8.85	10/2/2022
							5,450	76,518
	5,556	(2)	7,144		7.65	9/20/2023
							15,375	215,865
									15,147	(4)	212,664
	1,867	(2)	9,333		9.18	10/10/2024
							15,900	223,236

Kevin	21,875	(2)	53,125	(1)	7.83	3/31/2024
Bauer							18,750	263,250
									11,057	(4)	155,240

Angela	35,000	(3)	—		10.25	4/6/2016
Chen	17,500	(3)	—		16.03	11/2/2017
	12,000	(3)	—		15.45	8/11/2018
	18,600	(3)	—		10.01	11/10/2019
	1,604	(3)	—		8.55	9/13/2020
							900	12,636
	2,850	(2)	900		7.63	12/12/2021
	4,000	(2)	2,000		8.85	10/2/2022
							1,500	21,060
	1,575	(2)	2,025		7.65	9/20/2023
							4,350	61,074
									10,284	(4)	144,387
	467	(2)	2,333		9.18
							4,000	56,160

____________________

(1)	All such options vest, subject to continued employment with the Company, at a rate of 25% after the first year and monthly thereafter over a period of 36 months. The exercise price of each option set forth above was the closing price of our stock on NASDAQ on the grant date.

(2)	All such options vest, subject to continued employment with the Company, monthly over a period of 48 months. The exercise price of each option set forth above was the closing price of our stock on NASDAQ on the grant date.

(3)	All such options are fully vested.

(4)	These share awards were subject to performance conditions, which were met after the fiscal year end, and shares were awarded in August 2015.

The equity awards described above were granted pursuant to the Company’s 2001 Stock Incentive Plan, the 2004 Stock Incentive Plan, or the 2014 Stock Award and Incentive Compensation Plan.

Option Exercises and Stock Vested in the Fiscal Year Ended June 27, 2015

The following table provides information on stock option exercises and vesting of RSU’s during fiscal 2015.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)(1)
Alex Chiming Hui	78,907	$270,495	28,350	$326,839
Kevin Bauer	—	—	6,250	83,937
Chi-Hung (John) Hui	34,000	239,922	14,350	165,512
Angela Chen	—	—	4,075	46,857
____________________

(1)	Value realized on vesting is the market price of Pericom common stock at the date of vesting multiplied by the number of shares vested.

Potential Payments upon Termination or Change in Control

All of the executive officers of the Company have entered into change of control agreements with the Company which provide for severance benefits and acceleration of option and other equity award vesting in the event of a change of control of the Company. Pursuant to the terms of the agreements, if the Company terminates an executive officer’s employment without cause within the twelve months following a change in control of the Company or the executive terminates his or her employment for good reason (as these terminating events are defined in the agreement) after the occurrence of specific events enumerated in the agreement and subject to the procedures in the agreement, the Company will:

●

make a lump sum payment of the executive officer’s annual base salary (and, with respect to the Chief Executive Officer, a lump sum payment equal to two times that officer’s base salary) then in effect and a lump sum payment of a bonus based on a calculation tied to the last completed fiscal year’s bonus or the bonus related to the year preceding the most recent completed fiscal year in certain circumstances, except that lump sum payments and other benefits under the agreement may be delayed pursuant to requirements, if applicable, of Section 409A of the federal income tax law,

●	provide for continuation of medical and dental benefits for a period of eighteen months,
●	cause the immediate vesting, subject to certain terms as discussed below, of stock options, performance shares or units and restricted shares or units, and
●	extend the expiration date of the executive officer’s vested stock options as of the date of termination to six months after the date of termination.

Under the agreements, and subject to the more detailed definitions set forth therein:

●

“change of control” means (i) an acquisition of any of the Company’s voting securities which then gives the acquiring person investment or voting power over 50% or more of the then outstanding voting securities of the Company, (ii) the incumbent directors of the Company when the agreement is signed cease to be a majority of the board of directors, provided that new directors approved by two-thirds of the incumbent board who did not obtain election or appointment by an actual or threatened proxy contest are counted as incumbents, or (iii) a merger, consolidation or sale or other disposition of all or substantially all of the assets of the Company (other than a transaction in which the Company’s stockholders before the transaction remain holders of more than 50% of the voting power of the surviving entity).

●

“cause” means an officer (i) engages in fraud or embezzlement against the Company or its subsidiaries, (ii) misappropriates Company property, proprietary information and/or trade secrets, (iii) demonstrates material unfitness for service or persistent deficiencies in performance, (iv) engages in misconduct, which misconduct is demonstrably and materially injurious to the Company or its subsidiaries; (v) refuses to follow a specific, lawful direction or order of the Company; (vi) breaches any agreement with the Company; or (vii) dies or becomes mentally or physically incapacitated and cannot carry out his or her duties.

●

“good reason” means (i) a material reduction of the officer’s level of responsibility, the assignment of duties and responsibilities which are materially inconsistent with the officer’s position or responsibilities, or the removal of the officer from or failure to re-elect the officer to any of such positions, except in connection with the termination of employment for cause; (ii) a reduction by the Company in the officer’s annual salary then in effect, other than a reduction similar in percentage to a reduction generally applicable to similarly situated employees of the Company; or (iii) a material reduction in the kind or level of benefits provided to officer under any benefit plan of the Company in which the officer is participating or deprive the officer of any material fringe benefit enjoyed by the officer, except those changes generally affecting similarly situated employees of the Company.

The agreement also provides that if any payment or benefit would be subject to excise tax as a result of Sections 280G and 4999 of the federal tax code, then the payment or benefit shall be reduced to the extent necessary to avoid such excise tax.

Should a termination, as discussed above occur, the immediate vesting of options and similar share-based compensation is subject to additional terms under the change of control agreements:

●

if the executive officer has been employed by the Company for 2 years, then any options (or similar instruments) that would have vested up to the first anniversary of the termination date will be immediately vested,

●

if the executive officer was employed at the Company for more than 2 years but less than four, options that would have vested up to the second anniversary of the termination date will be immediately vested, or

●	if the executive officer has been with the Company for more than four years, then all outstanding options will be immediately vested

Mr. Bauer, who joined the Company in March 2014, would not receive any accelerated vesting upon such termination pursuant to the terms of his change of control agreement, but would receive full accelerated vesting of his outstanding options upon a qualifying termination under the terms of the 2004 Plan and 2014 Plan. The table below illustrates hypothetical payments under the change of control agreements as if a change in control had occurred on June 27, 2015.

Termination without cause or resignation for good reason
within 12 months following change in control:

				Assumed	Assumed
				Realized	Realized
			18 Months	Value of	Value of
	Salary	Incentive	of Benefits	Accelerated	Accelerated
	Continuation(1)	award(2)	Continuation	RSUs	Options(3)	Total(4)
Alex Chiming	$820,000	$500,000	$37,152	$1,760,995	$328,240	$3,446,387
Hui

Kevin Bauer	260,000	50,000	32,004	418,490	329,906	1,090,400

Angela Chen	243,000	181,656	14,400	295,317	40,427	774,800

Dr.Chi-Hung	300,000	257,144	25,974	773,913	149,805	1,506,836
(John) Hui
____________________

(1)	One year of salary continuation except in the case of the Chief Executive Officer, Alex Chiming Hui, two years of salary continuation.

(2)	In the event of a change of control as of June 27, 2015, each of our executive officers would receive a bonus in the amount of no less than twice the amount such executive officer received during the last completed fiscal year.

(3)	These are hypothetical realized values pursuant to the change of control agreements that assume a change in control of Pericom on June 27, 2015, in which the price realized per share of our common stock is assumed to be the closing market price of our stock as of that date ($14.04 per share on June 26, 2015, the last trading date in FY 2015).

(4)	The total does not include any amounts due for accrued but unpaid wages or under generally available benefit plans such as Pericom’s 401(k) plan, at the time of any employment termination.

Compensation Policies and Practices as They Relate to Risk Management

In establishing the Company’s compensation policies and practices, the Compensation Committee aims to minimize any risks that such policies and procedures would have a material adverse effect on the Company. In particular, the Committee seeks to (i) achieve a proper balance of base salary versus incentive compensation to align interests with the Company, (ii) utilize performance metrics in setting incentive targets to avoid manipulation and a short-term focus, and (iii) mitigate the risk of losing key executives by working with a compensation consultant to assure competitive compensation elements and amounts. See the Compensation Discussion and Analysis section above for further details. As a result of this approach, the Committee and management have concluded that there are no risks arising from the Company’s compensation policies and practices that would be reasonably likely to have a material adverse effect on the Company.

Director Compensation

Compensation for non-employee directors during FY 2015 generally consisted of an annual retainer, meeting fees, committee membership fees, initial and annual share-based awards.

Annual Retainer and Committee Membership Fees

Under our non-employee director compensation policy, a non-employee director receives annual retainer and committee member fees as follows:

Type of Fee	Amount
Annual Board Retainer (1)	$35,000
Additional Annual Fee to Chairperson of Audit Committee (2)	20,000
Additional Annual Fee to Chairperson of Compensation Committee (3)	10,000
Additional Annual Fee to Chairperson of Nominating & Governance Committee (4)	6,000
Additional Annual Fee to non-Chairperson Member of Audit Committee (2)	7,500
Additional Annual Fee to Lead Independent Director	4,500
Additional Annual Fee to non-Chairperson Member of Compensation Committee (3)	4,000
Additional Annual Fee to non-Chairperson Member of Nominating & Governance Committee (4)	3,000
____________________

(1)	An additional $1,000 per meeting fee will be provided for every meeting exceeding 8 annual meetings.

(2)	A $1,000 per meeting fee will be provided for every meeting exceeding 10 annual meetings.

(3)	A $1,000 per meeting fee will be provided for every meeting exceeding 5 annual meetings.

(4)	A $1,000 per meeting fee will be provided for every meeting exceeding 4 annual meetings.

Share-Based Awards

Under our non-employee director compensation policy, a non-employee director, at the time of his or her election or appointment to the Board receives (i) an initial option grant to purchase 10,000 shares of the Company’s Common Stock (the “Initial Option Grant”), and (ii) an initial grant of 5,000 restricted stock units of the Company’s Common Stock (the “Initial Unit Grant”), both of which vest over 3 years as more fully described below. Each non-employee director, who has been a director for at least 11 months, receives an annual award consisting of (i) an option grant to purchase 5,300 shares of Common Stock (the “Annual Option Grant”), and (ii) a grant of 2,650 restricted stock units, both of which vest after one year. The initial and annual awards described above are granted under, and are subject to, the Company’s 2001 Stock Incentive Plan, 2004 Stock Incentive Plan, and 2014 Stock Award and Incentive Compensation Plan. The exercise price of stock option grants made under the Initial and Annual Option Grant is equal to the closing price of a share of the Company’s Common Stock on the NASDAQ Global Select Market on the date of grant.

A restricted stock unit awarded to our non-employee directors represents a contractual right to receive one share of the Company’s Common Stock if the time-based vesting requirements are satisfied. Subject to the non-employee director’s continued service, the restricted stock units subject to the Initial Unit Grant vest in three substantially equal annual installments on each of the first through third anniversaries of the grant date.

Restricted stock units will generally be paid in an equivalent number of shares of the Company’s Common Stock as they become vested.

The table below summarizes the compensation earned by our non-employee directors during the fiscal year ended June 27, 2015. Mr. Alex Chiming Hui and Dr. Chi-Hung (John) Hui are employees, executive officers, and directors of Pericom. They are not included in the table below because they do not receive any additional compensation for services provided as directors.

Directors Compensation Table for the Fiscal Year Ended June 27, 2015

	Fees Earned or Paid in Cash
		Stock Awards	Option Awards	Total
Name	($)	($)(1)(2)	($)(1)(2)	($)
John C. East	$44,000	$38,001	$27,967	$109,968
Hau Lee, Ph.D.	54,500	38,001	27,967	120,468
Michael J. Sophie	59,500	38,001	27,967	125,468

Siu-Weng Simon Wong, Ph.D.	38,500	38,001	27,967	104,468
____________________

(1)	These dollar amounts reflect the aggregate grant date fair value for equity awards in FY 2015 in accordance with FASB ASC Topic 718. Therefore, these amounts do not represent payments actually received by the directors. The assumptions used to calculate the value of the awards are set forth in Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended June 27, 2015.

For equity awards granted in FY 2015, the grant dates and fair values computed in accordance with ASC Topic 718 were as follows:

Grant Date	Stock Awards ($)	Option Awards ($)
12/4/2014	—	$27,967
2/9/2015	$38,001	—

(2)	For these directors, the aggregate number of unvested stock awards and unexercised option awards outstanding at June 27, 2015, were:

	Unvested Stock Awards	Unexercised Option Awards
	(# of shs)	(# of shs)
John C. East	4,315	14,500
Hau Lee, Ph.D.	2,650	46,500
Michael J. Sophie	2,650	20,000
Siu-Weng Simon Wong, Ph.D.	2,650	27,000

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 27, 2015, no executive officer of the Company served on the Compensation Committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock as of October 9, 2015 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group.

	Shares
	Beneficially
Name of Beneficial Owner	Owned(1)	Percent
BlackRock, Inc. (2)	2,437,723	11.14%
Dimensional Fund Advisors LP (3)	1,854,071	8.47
Frontier Capital Management Co., LLC (4)	1,726,278	7.89
Alex Chiming Hui (5)	1,275,255	5.73
Chi-Hung (John) Hui (6)	896,657	4.06
Kevin Bauer (7)	69,267	*
Angela Chen (8)	135,343	*
John C. East (9)	23,320	*
Hau L. Lee (10)	76,450	*
Michael J. Sophie (11)	41,650	*
Siu-Weng Simon Wong (12)	52,150	*
All executive officers and directors as a group (8 persons) (13)	2,570,092	11.31%
___________________

*	Less than 1% of outstanding Common Stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days after October 9, 2015, are deemed outstanding. Percentage of beneficial ownership is based upon 21,891,319 shares of Common Stock outstanding as of October 9, 2015. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: 1545 Barber Lane, Milpitas, California 95035.

(2)	Based solely on a Schedule 13G/A, filed January 9, 2015, BlackRock, Inc. has sole voting with respect to 2,370,761 shares and sole dispositive power with respect to 2,437,723 shares, which shares are reported by BlackRock, Inc. as a parent holding company of its subsidiaries listed in the Schedule 13G/A. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(3)	Based solely on a Schedule 13G/A filed February 5, 2015, Dimensional Fund Advisors LP has sole voting power with respect to 1,796,015 shares and has sole dispositive power with respect to 1,854,071 shares. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)	Based solely on a Schedule 13G filed February 13, 2015, Frontier Capital Management Co., LLC, has sole voting power with respect to 789,421 shares and sole dispositive power with respect to 1,726,278 shares. The address of Frontier Capital Management Co., LLC is 99 Summer Street, Boston, Massachusetts 02110.

(5)	Includes 321,381 shares issuable upon exercise of stock options exercisable and 27,425 RSUs vesting within 60 days after October 9, 2015. He shares voting and investment power with his spouse as co-trustees of a revocable family trust holding 867,359 of the shares listed above.

(6)	Includes 209,206 shares issuable upon exercise of stock options exercisable and 11,825 RSUs vesting within 60 days after October 9, 2015.

(7)	Includes 31,250 shares issuable upon exercise of stock options exercisable within 60 days after October 9, 2015.

(8)	Includes 95,762 shares issuable upon exercise of stock options exercisable and 3,200 RSUs vesting within 60 days after October 9, 2015.

(9)	Includes 11,170 shares issuable upon exercise of stock options exercisable and 4,500 RSUs vesting within 60 days after October 9, 2015.

(10)	Includes 46,500 shares issuable upon exercise of stock options exercisable and 4,500 RSUs vesting within 60 days after October 9, 2015.

(11)	Includes 20,000 shares issuable upon exercise of stock options exercisable and 4,500 RSUs vesting within 60 days after October 9, 2015.

(12)	Includes 27,000 shares issuable upon exercise of stock options exercisable and 4,500 RSUs vesting within 60 days after October 9, 2015.

(13)	Includes 762,269 shares issuable upon exercise of stock options exercisable and 60,450 RSUs vesting within 60 days after October 9, 2015.

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of June 27, 2015.

	Number of		Number of
	securities to	Weighted	securities
	be issued	average exercise	remaining
	upon exercise	price of	available for
	of outstanding	outstanding	future
	options and	options, and	issuance
Plan Category	RSUs	RSUs	under plans
Equity compensation plans approved by shareholders:
Stock incentive plans	2,017,961 (1)	$10.92 (2)	3,508,938
Employee stock purchase plan	—		1,481,175
Total	2,017,961	$10.92	4,990,113

____________________

(1)	Represents shares of the Company’s common stock issuable upon exercise of outstanding options under the following equity compensation plans: the 2014 Stock Award and Incentive Compensation Plan, 2004 Stock Incentive Plan and 2001 Stock Incentive Plan, and 768,634 shares underlying outstanding restricted stock unit awards granted under the 2014 Stock Award and Incentive Compensation Plan and 2004 Stock Incentive Plan that may be delivered in the future upon satisfaction of vesting requirements.

(2)	This calculation does not take into account shares underlying restricted stock unit awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board’s Audit Committee charter provides that the Committee’s responsibilities include the review of all related party transactions for potential conflict of interest situations on an ongoing basis and approval of all such transactions (if such transactions are not approved by another independent body of the Board). The NASDAQ listing rules require that the Company’s audit committee or other body of independent directors conduct an appropriate review of all related person transactions (as defined in SEC rules) for potential conflict of interest situations on an ongoing basis.

The charter of the Board’s Nominating and Corporate Governance Committee also provides that the Committee will review potential conflicts of interest in considering candidates for director nominees. The Company’s Code of Business Conduct and Ethics also states a policy to the effect that each employee is expected to disclose potential conflicts of interest involving that individual or the individual’s family members to the Company’s corporate compliance officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Burr Pilger Mayer, Inc. for the audit of the Company’s annual financial statements for the years ended June 27, 2015, and June 28, 2014, and fees billed for other services rendered by Burr Pilger Mayer, Inc. during those periods.

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$672,640	$650,002
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
____________________

(1)	Audit Fees consist of fees and expenses billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Burr Pilger Mayer, Inc. in connection with statutory and regulatory filings or engagements.

(2)	There were no Audit-Related Fees incurred in FY 2015 or 2014 which would have consisted of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	There were no Tax Fees incurred in FY 2015 or 2014 which would have consisted of fees billed for professional services rendered for tax compliance, tax advisor and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)	There were no All Other Fees incurred in FY 2015 or 2014 which would have consisted of fees for products and services other than the services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services performed by the independent auditor. The Audit Committee will periodically grant general pre-approval of categories of audit and non-audit services. Any other services must be specifically approved by the Audit Committee, and any proposed services exceeding pre-approved cost levels must be specifically pre-approved by the Audit Committee. In periods between Audit Committee meetings, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve additional services, and his pre-approvals are then communicated to the full Audit Committee at its next meeting.

No audit-related, tax or other non-audit services were approved by our Audit Committee pursuant to the de minimis exception to the pre-approval requirement under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X during the 2015 or 2014 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements and Financial Statement Schedule — See Index to Financial Statements and Financial Statement Schedule at Item 8 of our Annual Report on Form 10-K filed with the SEC on September 1, 2015, which is being amended hereby.

(2)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit	Description

3.1	Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company (as amended by an amendment adopted on June 25, 2013), filed as Exhibit 3.1 to the Company’s Form 8-K filed June 27, 2013, and incorporated herein by reference.

3.3	Amended and Restated Certificate of Determination of the Series D Junior Participating Preferred Shares, filed as Exhibit 3.1 to the Company’s Form 8-K filed March 8, 2012, and incorporated herein by reference.

4.1	Rights Agreement between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., dated as of March 6, 2012, including Form of Right Certificate attached thereto as Exhibit B, filed as Exhibit 4.1 to the Company’s Form 8-K filed March 8, 2012, and incorporated herein by reference.

4.2	Amendment to the Rights Agreement, dated as of March 6, 2015, between Pericom Semiconductor Corporation and Computershare Trust Company, N.A., filed on March 9, 2015 as Exhibit 4.2 to the Company’s Form 8-A/A and incorporated herein by reference.

4.3	Amendment of Amended and Restated Certificate of Determination Series D Junior Participating Preferred Shares of Pericom Semiconductor Corporation dated March 6, 2015, filed on March 9, 2015 as Exhibit 4.2 to the Company’s Form 8-K and incorporated herein by reference.

10.1*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed September 10, 1997, and incorporated herein by reference.

10.2*	Amended and Restated 2001 Stock Incentive Plan including Form of Agreement thereunder, filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2004, and incorporated herein by reference.

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

10.11*^	Forms of equity award agreements under the Company’s 2014 Stock Award and Incentive Compensation Plan.

14.1	Pericom Semiconductor Corporation Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended June 26, 2004 and incorporated herein by reference.

21.1^	Subsidiaries of Pericom Semiconductor Corporation

23.1^	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm

24.1^	Power of Attorney (see signature page)

31.1^	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^^	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^^	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Description

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Management contract or compensatory plan or arrangement.

**

Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

^	Previously filed with the Annual Report on Form 10-K filed with the SEC on September 1, 2015, which is being amended hereby.

^^	Previously furnished with the Annual Report on Form 10-K filed with the SEC on September 1, 2015, which is being amended hereby.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERICOM SEMICONDUCTOR CORPORATION

By:	/s/ ALEX C. HUI
Alex C. Hui
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: October 14, 2015