Form 10-Q
period 2015-09-26
PERICOM SEMICONDUCTOR CORP
filed 2015-11-02
CIK 1001426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

As of October 26, 2015 the Registrant had outstanding 21,891,000 shares of Common Stock.

Pericom Semiconductor Corporation

Form 10-Q for the Quarter Ended September 26, 2015
INDEX

PART I. FINANCIAL INFORMATION		Page
Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of
	September 26, 2015 and June 27, 2015	3

	Condensed Consolidated Statements of Operations for the three months
	ended September 26, 2015 and September 27, 2014	4

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the three months ended September 26, 2015 and
	September 27, 2014	5

	Condensed Consolidated Statements of Cash Flows for the three months
	ended September 26, 2015 and September 27, 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures about
	Market Risk	27

Item 4:	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A:	Risk Factors	29

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6:	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

Pericom Semiconductor Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 26,	June 27,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,544	$38,773
Investments in marketable securities	78,958	90,304
Accounts receivable
Trade (net of reserves and allowances of $1,631 and $1,830)	26,756	23,962
Other receivables	2,727	2,377
Inventories	15,183	13,613
Prepaid expenses and other current assets	3,387	3,510
Deferred income taxes	311	438
Total current assets	168,866	172,977

Property, plant and equipment – net	55,947	57,746
Investments in unconsolidated affiliates	2,289	2,311
Deferred income taxes – non-current	2,594	2,601
Intangible assets (net of accumulated amortization of $15,804 and $15,588)	3,234	4,057
Other assets	7,739	8,031
Total assets	$240,669	$247,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,763	$8,960
Accrued liabilities	10,142	11,425
Total current liabilities	20,905	20,385

Industrial development subsidy	5,010	5,377
Deferred income taxes	4,756	4,705
Noncurrent tax liabilities	1,424	1,411
Other long-term liabilities	426	236
Total liabilities	32,521	32,114

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock and paid in capital - no par value, 60,000,000 shares authorized; shares issued and outstanding: September 26, 2015,
21,891,000; June 27, 2015, 22,177,000	109,455	114,248
Retained earnings	94,574	92,346
Accumulated other comprehensive income, net of tax	4,119	9,015
Total shareholders' equity	208,148	215,609
Total liabilities and shareholders' equity	$240,669	$247,723

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2015	2014
Net revenues	$31,570	$33,259
Cost of revenues	17,229	19,179
Gross profit	14,341	14,080
Operating expenses:
Research and development	4,452	4,588
Selling, general and administrative	9,066	7,300
Total operating expenses	13,518	11,888
Income from operations	823	2,192
Interest and other income, net	3,245	1,274
Income before income tax expense	4,068	3,466
Income tax expense	535	1,010
Net income from consolidated companies	3,533	2,456
Equity in net income of unconsolidated affiliate	26	39
Net income	$3,559	$2,495
Basic income per share	$0.16	$0.11
Diluted income per share	$0.16	$0.11
Shares used in computing basic income per share	21,955	21,936
Shares used in computing diluted income per share	22,523	22,262

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2015	2014
Net income	$3,559	$2,495
Other comprehensive income (loss):
Change in unrealized gain or loss on securities available for sale, net	(148)	(174)
Foreign currency translation adjustment	(4,749)	(458)
Tax benefit related to other comprehensive income (loss)	1	115
Other comprehensive income (loss), net of tax	(4,896)	(517)
Comprehensive income (loss)	$(1,337)	$1,978

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,559	$2,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,297	2,260
Share-based compensation	960	709
Tax benefit resulting from share-based transactions	797	293
Excess tax benefit resulting from share-based transactions	(220)	(29)
Write off of assets	66	301
Loss on sale of investments	37	6
Equity in net income of unconsolidated affiliate	(26)	(39)
Deferred taxes	441	50
Changes in assets and liabilities:
Accounts receivable	(3,962)	(1,033)
Inventories	(2,103)	370
Prepaid expenses and other current assets	77	1,400
Other assets	13	11
Accounts payable	2,651	371
Accrued liabilities	(1,701)	(41)
Other long-term liabilities	(3)	-
Net cash provided by operating activities	2,883	7,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,032)	(1,136)
Purchase of available-for-sale investments	(10,214)	(25,719)
Maturities and sales of available-for-sale investments	20,826	15,292
Net cash provided by (used in) investing activities	8,580	(11,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance under stock plans, net	6	1,498
Cash dividends paid	(1,331)	-
Excess tax benefit resulting from stock option transactions	220	29
Repurchase of common stock	(5,763)	(2,302)
Net cash used in financing activities	(6,868)	(775)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,824)	(219)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,771	(5,433)
CASH AND CASH EQUIVALENTS:
Beginning of period	38,773	33,020
End of period	$41,544	$27,587

See notes to condensed consolidated financial statements.

Pericom Semiconductor Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Pericom Semiconductor Corporation (“Pericom” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s financial position as of September 26, 2015, the results of operations for the three months ended September 26, 2015 and September 27, 2014 and cash flows for the three months ended September 26, 2015 and September 27, 2014. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of Pericom and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 1, 2015.

The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual amounts could differ from these estimates. The results of operations for the three months ended September 26, 2015 are not necessarily indicative of the results to be expected for the entire year. The three month periods ended September 26, 2015 and September 27, 2014 each had 13 weeks.

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

PENDING TRANSACTION – On September 2, 2015, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Diodes Incorporated, a Delaware Corporation (“Diodes”) and PSI Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Diodes (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Diodes. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, excluding shares owned by shareholders who have exercised dissenters’ rights under California law and shares owned by the Company, Diodes, Merger Sub or any of their respective subsidiaries, will be converted into the right to receive $17.00 in cash, without interest. The transaction is subject to approval by the Company’s shareholders, as well as other customary closing conditions and regulatory approvals.

Concurrently with the Company’s execution of the Merger Agreement, certain directors and executive officers of the Company, in their capacities as holders of shares or other equity interests of the Company, entered into Voting Agreements with Diodes pursuant to which they agreed, among other things, to vote or cause to be voted all of the Company shares beneficially owned by such shareholders for the approval of the merger and the Merger Agreement and against any alternative proposal. Notwithstanding the foregoing, however, the Voting Agreements terminate upon the termination of the Merger Agreement in accordance with their terms, including the termination of the Merger Agreement by the Company’s Board of Directors in favor of a superior proposal.

The Company has agreed to customary restrictions on its ability to solicit and respond to any other proposals from third parties to acquire it and to provide information to, and enter into discussions or negotiations with, third parties regarding alternative acquisition proposals. However, prior to receiving shareholder approval, the solicitation restrictions are subject to a customary “fiduciary-out” provision that allows the Company to provide information to, and engage in negotiations or discussions with, third parties with respect to a written acquisition proposal if the board of directors of the Company determines in good faith after consultation with its outside legal counsel that the failure to take such action would reasonably be expected to be inconsistent with the Board of Directors’ fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights for both the Company and Diodes, including the Company's ability to terminate the Merger Agreement in order to accept a superior proposal. In the event that the Merger Agreement is terminated, the Company may, under specified circumstances, be required to pay a termination fee of $15 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on September 3, 2015. Additional information relating to the Merger Agreement is also included in that Current Report on Form 8-K, the Schedule 14A filed on September 17, 2015 and revised on October 13, 2015, the Current Report on Form 8-K filed on October 16, 2015 and in other filings the Company has made and will make with the SEC relating to the Merger Agreement.

FISCAL PERIOD – For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of June. The year ended June 27, 2015 is referred to as fiscal year 2015 or fiscal 2015, whereas the current fiscal year 2016 or fiscal 2016 will end on July 2, 2016. Fiscal 2015 contains 52 weeks or 364 days, whereas fiscal 2016 will include a 53rd week to end the year on the Saturday closest to the end of June.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value,” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

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

2. INTANGIBLE ASSETS

The following table summarizes the components of intangible assets and related accumulated amortization balances for each of the period-ending dates shown, which were recorded as a result of business combinations:

	September 26, 2015			June 27, 2015
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$5,845	$(4,968)	$877	$6,008	$(4,862)	$1,146
Core developed technology	12,831	(10,836)	1,995	13,251	(10,726)	2,525
Total amortizable purchased intangible assets	18,676	(15,804)	2,872	19,259	(15,588)	3,671

SaRonix trade name	362	-	362	386	-	386
Total purchased intangible assets	$19,038	$(15,804)	$3,234	$19,645	$(15,588)	$4,057

Amortization expense related to finite-lived purchased intangible assets was approximately $721,000 and $725,000 for the three month periods ended September 26, 2015 and September 27, 2014, respectively.

The Company performs an impairment review of its intangible assets at least annually. Based on the results of its most recent impairment review, the Company determined that no impairment of its intangible assets existed as of September 26, 2015. However, future impairment reviews could result in a charge to earnings.

The finite-lived purchased intangible assets consist of customer relationships and existing and core technology, which have remaining useful lives from one to two years. The Company expects future amortization expense associated with its intangible assets to be:

	Months from September 26, 2015
(in thousands)	Next 12	13-24	Over 24
	Months	Months	Months	Total
Customer relationships	$877	$-	$-	$877
Core developed technology	1,744	251	-	1,995
Total	$2,621	$251	$-	$2,872

3. INCOME PER SHARE

Basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share reflects the additional potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income per share for the three month periods ended September 26, 2015 and September 27, 2014 are computed as follows:

	Three Months Ended
	September 26,	September 27,
(in thousands, except per share data)	2015	2014
Net income	$3,559	$2,495
Computation of common shares outstanding – basic earnings per share:
Weighted average shares of common stock	21,955	21,936
Basic earnings per share	$0.16	$0.11
Computation of common shares outstanding – diluted earnings per share:
Weighted average shares of common stock	21,955	21,936
Dilutive shares using the treasury stock method	568	326
Shares used in computing diluted earnings per share	22,523	22,262
Diluted earnings per share	$0.16	$0.11

Options to purchase 340,000 and 1,256,000 shares of common stock, and restricted stock units of 29,000 and zero were outstanding during the three month periods ended September 26, 2015 and September 27, 2014 respectively, but are not included in the computation of diluted earnings per share because the options and units would be anti-dilutive under the treasury stock method.

4. INVENTORIES

Inventories consist of:

	September 26,	June 27,
(in thousands)	2015	2015
Raw materials	$7,448	$6,249
Work in process	3,150	2,812
Finished goods	4,585	4,552
Total inventories	$15,183	$13,613

The Company considers raw material inventory obsolete and reserves for it if the raw material has not been placed into production within 365 days. The Company reviews its assembled devices for excess and records a reserve if the quantity of assembled devices in inventory is in excess of the greater of the quantity shipped in the previous twelve months, the quantity in backlog or the quantity forecasted to be shipped in the following twelve months. In certain circumstances, management will determine, based on expected usage or other factors, that inventory considered excess by these guidelines should not be reserved. The Company does occasionally determine that the last twelve months’ sales levels will not continue and reserves inventory in line with the quantity forecasted. As of September 26, 2015 and June 27, 2015, the Company had reserved for $2.4 million and $2.8 million of inventory, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consist of:

	September 26,	June 27,
(in thousands)	2015	2015
Accrued compensation	$6,192	$6,489
Income taxes payable	2,207	2,280
Sales commissions	396	347
Other accrued expenses	1,347	2,309
Total accrued liabilities	$10,142	$11,425

6. COMMITMENTS AND CONTINGENCIES

The Company’s future minimum commitments as of September 26, 2015 are as follows:

	Months from September 26, 2015
(in thousands)	Less than	12-24	24-36	Over 36	48-60	Over 60
	12 Months	Months	Months	Months	Months	Months	Total
Operating lease payments	$427	$315	$185	$8	$8	$2	$945
Capital equipment purchase commitments	11	-	-	-	-	-	11
Facility modification commitments	330	-	-	-	-		330
Total	$768	$315	$185	$8	$8	$2	$1,286

The operating lease commitments are primarily facility leases at certain of the Company’s Asian subsidiaries.

The facility modification commitments have been made at the Company’s Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of the plant site. Building permits have been applied for, and site preparation has begun. The Company has no other purchase obligations beyond routine purchase orders and the facility modifications shown in the table as of September 26, 2015.

7. INDUSTRY AND SEGMENT INFORMATION

The Company has two operating segments which aggregate into one reportable segment, the interconnectivity device supply market. The Company designs, develops, manufactures and markets high performance integrated circuits and frequency control products.

The following table indicates the percentage of the Company’s net revenues and accounts receivable in excess of 10 percent with any single customer:

	Net Revenues
	Three Months Ended
	September 26,	September 27,
	2015	2014
Customer A	19%	12%
Customer B	16%	29%
All others	65%	59%
	100%	100%

	Accounts Receivable
	September 26,	June 27,
	2015	2015
Customer A	27%	23%
Customer B	14%	16%
All others	59%	61%
	100%	100%

For geographical reporting, the Company attributes net revenues to the country where customers are located (the “bill to” location). The Company neither conducts business in nor sells to persons in Iran, Syria or Sudan, countries located in referenced regions identified as state sponsors of terrorism by the U.S. Department of State and subject to U.S. economic sanctions and export controls. The following table sets forth net revenues by country for the three month periods ended September 26, 2015 and September 27, 2014:

	Net Revenues
	Three Months Ended
	September 26,	September 27,
	2015	2014
China (including Hong Kong)	$14,847	$16,178
Taiwan	11,297	10,805
United States	1,078	1,462
Other (less than 10% each)	4,348	4,814
Total net revenues	$31,570	$33,259

Long-lived assets consist of all non-monetary assets, excluding financial assets, deferred taxes and intangible assets. The Company attributes long-lived assets to the country where they are located. The following table sets forth the Company’s long-lived assets by country of location as of September 26, 2015 and June 27, 2015:

	September 26,	June 27,
	2015	2015
China (including Hong Kong)	$29,866	$31,211
United States	14,178	14,392
Taiwan	10,349	10,974
Korea	1,349	1,024
Others (less than 10% each)	205	145
Total long-lived assets	$55,947	$57,746

8. STOCK REPURCHASE PROGRAM

On April 24, 2014, the Board of Directors authorized a share repurchase program for $20 million of common stock. The Company may repurchase the shares from time to time in open market or private transactions, at the discretion of the Company’s management.

During the three month period ended September 26, 2015, the Company repurchased 464,957 shares for an aggregate cost of approximately $5.8 million. During the three month period ended September 27, 2014, the Company repurchased 250,547 shares for an aggregate cost of approximately $2.3 million. Current cash balances and the proceeds from stock option exercises and purchases in the employee stock purchase plan have funded stock repurchases in the past. As of September 26, 2015, the Company had approximately $10.0 million of repurchase authority remaining under the 2014 share repurchase program. Due to the pending acquisition of the Company, no future share repurchases are scheduled.

9. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

PREFERRED STOCK

The Company’s shareholders have authorized the Board of Directors to issue 5,000,000 shares of currently undesignated preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of each series. As of September 26, 2015, the Company has issued no shares of preferred stock.

STOCK OPTION PLANS

As of September 26, 2015 the Company had three stock incentive plans and one employee stock purchase plan, including the 2001 Stock Option Plan, 2004 Stock Incentive Plan, 2014 Stock Award and Incentive Compensation Plan (collectively, the “Plans”) and the 2010 Employee Stock Purchase Plan (“ESPP”).

Under the Plans, the Company has reserved an aggregate of 6.2 million shares of common stock as of September 26, 2015 for issuance to employees, officers, directors, independent contractors and consultants of the Company in the form of incentive or nonqualified stock options, or grants of restricted or performance stock units.

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

The Company’s did not grant any stock options under its Plans during the three month periods ended September 26, 2015 or September 27, 2014.

The following table summarizes the Company’s stock option activity for the three months ended September 26, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousand)
Options outstanding as of June 27, 2015	1,249	$10.92	4.67	$4,501

Granted	-	-
Exercised	(14)	11.19
Cancelled or expired	-	-
Options outstanding as of September 26, 2015	1,235	$10.92	4.44	$7,872

Options vested and expected to vest as of September 26, 2015	1,222	$10.95	4.40	$7,759
Options exercisable as of September 26, 2015	1,050	$11.29	3.76	$6,302

As of September 26, 2015, 2.9 million shares were available for future grants under the incentive plans. The aggregate intrinsic value of options exercised during the three months ended September 26, 2015 was $78,000.

As of September 26, 2015, expected future compensation expense relating to options outstanding is $626,000, which will be amortized to expense over a weighted average period of 2.0 years.

Additional information regarding options outstanding and exercisable as of September 26, 2015 is as follows:

		Options Outstanding			Exercisable Options
			Weighted
		Number	Average	Weighted	Number	Weighted
		Outstanding as	Remaining	Average	Exercisable as	Average
Range of Exercise		of September	Contractual	Exercise	of September	Exercise
Prices		26, 2015	Term	Price	26, 2015	Price
$5.48	$8.10	249,000	6.77	$7.65	158,000	$7.62
8.11	8.85	261,000	4.50	8.56	231,000	8.54
8.86	10.25	254,000	4.84	9.83	211,000	9.96
10.26	15.45	305,000	3.39	13.56	284,000	13.61
15.46	18.10	166,000	2.14	16.36	166,000	16.36
$5.48	$18.10	1,235,000	4.44	$10.92	1,050,000	$11.29

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs and PSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of 4 years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures. PSUs are granted to executives of the Company and will vest in approximately 12 months subject to the achievement of certain financial metrics of the Company as well as each participant’s performance goals established at the beginning of the fiscal year. The fair value of RSUs and PSUs granted pursuant to the Company’s 2014 Stock Incentive Plan is the product of the number of shares granted and the grant date fair value of the common stock. A summary of activity of RSUs and PSUs for the three months ended September 26, 2015 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Award	Contractual	Value
	Shares	Date Fair	Term	(in
	(in thousands)	Value	(years)	thousands)
RSUs and PSUs outstanding as of June 27, 2015	769	$9.76	1.33	$10,792

Awarded	334	14.64
Released	(174)	9.17
Forfeited	(3)	10.66
RSUs and PSUs outstanding as of September 26, 2015	926	$11.63	1.54	$15,990

RSUs and PSUs expected to vest after September 26, 2015	790	$11.41	1.40	$13,653

Of the 334,000 shares awarded during the three months ended September 26, 2015, 235,000 shares were RSUs while the remaining shares awarded were PSUs. As of September 26, 2015, expected future compensation expense relating to RSUs and PSUs is $7.2 million, which will be amortized to expense over a weighted average remaining recognition period of 2.6 years.

2010 EMPLOYEE STOCK PURCHASE PLAN

The Company’s ESPP allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The Company reserved 2.0 million shares of the Company’s common stock for issuance under this Plan, of which 1.5 million remain available at September 26, 2015. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during six-month purchase periods. The six-month periods come to an end on or about May 1 and November 1 and the purchases are then made. Thus there were no purchases under the ESPP for the three month periods ended September 26, 2015 and September 27, 2014. Participants in the ESPP may purchase stock at 85% of the lower of the stock’s fair market value on the first day and last day of the offering period. The maximum number of shares of Common Stock that any employee may purchase during any offering period under the plan is 1,500 shares, and an employee may not accrue more than $15,000 for share purchases in any offering period.

The Company estimates the fair value of stock purchase rights granted under the Company’s ESPP on the date of grant using the Black-Scholes option valuation model. Accounting Standards Codification (“ASC“) Topic 718, Compensation – Stock Compensation, states that a “lookback” pricing provision with a share limit should be considered a combination of stock and a call option. The valuation results for these elements have been combined to value the specific features of the stock purchase rights. The Company bases volatility on the expected volatility of the Company’s stock during the offering period. The expected term is determined by the time from enrollment until purchase, and the Company uses the U.S. Treasury yield for the risk-free interest rate for the offering period.

At September 26, 2015, the Company had $19,000 in unamortized share-based compensation related to its ESPP which will be amortized and recognized in the consolidated statement of operations over the next month.

SHARE-BASED COMPENSATION

The following table shows total share-based compensation expense classified by Consolidated Statements of Operations reporting caption for the three month periods ended September 26, 2015 and September 27, 2014 generated from the plans described above:

	Three Months Ended
	September 26,	September 27,
(in thousands)	2015	2014
Cost of goods sold	$63	$33
Research and development	287	218
Selling, general and administrative	610	458
Pre-tax share-based compensation expense	960	709
Income tax impact	321	230
Net share-based compensation expense	$639	$479

The amount of share-based compensation expense capitalized in inventory as of September 26, 2015 and June 27, 2015 is immaterial.

10. INCOME TAXES

Income Tax Expense

Income tax expense for the three month periods ended September 26, 2015 and September 27, 2014 was $535,000 and $1.0 million, respectively, and was comprised of domestic federal and state income tax and foreign income tax. The effective tax rate for the three months ended September 26, 2015 was 13%, which resulted from the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities. The effective tax rate for the three months ended September 27, 2014 was 29%. As of September 26, 2015 and June 27, 2015, the Company has recorded a valuation allowance of $4.4 million against its deferred tax assets.

The Company’s effective tax rate may differ from the federal statutory rate primarily due to the permanent differences related to the benefit of foreign rate differentials, income inclusions under Subpart F tax rules, and non-deductible share-based compensation from equity grants.

Accounting for Uncertainty in Income Taxes

The Company’s total amount of unrecognized tax benefits as of September 26, 2015 was $2.3 million. Of this amount, $1.1 million would affect the Company’s effective tax rate if recognized. In addition, as of September 26, 2015 the Company had accrued $240,000 for any interest and penalties related to unrecognized tax benefits.

The Company is subject to examination by federal, foreign, and various state jurisdictions for the years 2009 through 2015.

11. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s investment in an unconsolidated affiliate is as follows:

	September 26,	June 27,
(in thousands)	2015	2015
Jiyuan Crystal Photoelectric Frequency Technology Ltd.	$2,289	$2,311

PSE-TW has a 49% equity interest in Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW and supplies PSE-TW with blanks for its surface mount device (“SMD”) production lines. For the first three months of fiscal 2016 and 2015, the Company’s allocated portion of JCP’s results was income of $26,000 and $39,000, respectively.

12. EQUITY AND COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, changes in net unrealized gains or losses on available-for-sale investments and changes in cumulative currency translation adjustments at consolidated subsidiaries.

As of September 26, 2015, accumulated other comprehensive income of $4.1 million consists of $4.2 million of accumulated currency translation gains and $127,000 of net unrealized losses on available-for-sale investments, which was recorded net of a $2,000 tax benefit. As of June 27, 2015, accumulated other comprehensive income of $9.0 million was made up of $9.0 million of accumulated currency translation gains and $21,000 of net unrealized gains on available-for-sale investments, which was recorded net of a $2,000 tax benefit.

13. DIVIDENDS

On July 28, 2015, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. The aggregate payment of approximately $1.3 million was made on September 3, 2015 to shareholders of record as of August 20, 2015.

14. SHORT-TERM DEBT

As of September 26, 2015 and June 27, 2015, the Company has no outstanding debt. However, the Company’s subsidiary PSE-TW has three loan and credit facilities in place for equipment purchases or inventory financing via short term loans, letters of credit, and trade financing. The first is an unsecured facility for $100 million New Taiwan Dollars (“NTD”), or approximately U.S. $3.0 million. Loans under this facility are limited to $70 million NTD (U.S. $2.1 million), are for up to 180 days, and are based on the Taiwan Interbank Offered Rate (“TAIBOR”) plus 1.25% and may be in NTD, USD, Japanese yen (“JPY”) or other currencies. The second is an unsecured facility for $80 million NTD (U.S. $2.4 million). Loans under this facility are limited to $60 million NTD (U.S. $1.8 million), are for up to 180 days, with the interest rate determined on a case by case basis, and may be in NTD, USD, or JPY. The third is a secured facility for up to either $200 million NTD or $6.0 million USD. The loans are for up to 180 days, and may be in NTD, USD, JPY or other currencies, with the interest rate based on a spread over various benchmark rates depending upon the currency. PSE-TW has pledged $4.0 million in land and buildings as collateral for the secured loan and credit facility.

15. INDUSTRIAL DEVELOPMENT SUBSIDY

As of September 26, 2015, industrial development subsidies in the amount of $11.6 million have been earned and applied for by PSE-SD from the Jinan Hi-Tech Industries Development Zone Commission based on meeting certain pre-defined criteria. The subsidies may be used for the acquisition of assets or to cover business expenses. When a subsidy is used to acquire assets, the subsidy will be amortized over the useful life of the asset. When a subsidy is used for expenses incurred, the subsidy is regarded as earned upon the incurrence of the expenditure. The remaining balance of the subsidies as of September 26, 2015 was $5.0 million, which is expected to be recognized over the next five to seven years.

The Company recognized $186,000 and $188,000 of industrial development subsidy as a reduction of cost of goods sold and $42,000 and $47,000 of industrial development subsidy as a reduction of operating expenses in the consolidated statements of operations for the three month periods ended September 26, 2015 and September 27, 2014, respectively.

16. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s policy is to invest in instruments with investment grade credit ratings. The Company classifies its short-term investments as “available-for-sale” securities and the Company bases the cost of securities sold using the specific identification method. The Company accounts for unrealized gains and losses on its available-for-sale securities as a separate component of shareholders’ equity in the consolidated balance sheets in the period in which the unrealized gain or loss occurs. As of September 26, 2015, a summary of investments by major security type is as follows:

	As of September 26, 2015
				Net
				Unrealized
	Amortized	Unrealized	Unrealized	Gains
(in thousands)	Cost	Gains	Losses	(Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$19,264	$-	$-	$-	$19,264
Repurchase agreements	-	-	-	-	-
National government and agency securities	3,180	61	-	61	3,241
State and municipal bond obligations	5,201	50	(9)	41	5,242
Corporate bonds and notes	39,386	76	(274)	(198)	39,188
Asset backed securities	7,634	12	(27)	(15)	7,619
Mortgage backed securities	4,419	2	(17)	(15)	4,404
Total	$79,084	$201	$(327)	$(126)	$78,958

As of June 27, 2015 a summary of investments by major security type is as follows:

	As of June 27, 2015
				Net
				Unrealized
	Amortized	Unrealized	Unrealized	Gains
(in thousands)	Cost	Gains	Losses	(Losses)	Fair Value
Available-for-Sale Securities
Time deposits	$22,157	$-	$-	$-	$22,157
National government and agency securities	4,612	64	(3)	61	4,673
State and municipal bond obligations	4,488	13	(11)	2	4,490
Corporate bonds and notes	46,889	168	(200)	(32)	46,857
Asset backed securities	6,994	12	(20)	(8)	6,986
Mortgage backed securities	5,143	11	(13)	(2)	5,141
Total	$90,283	$268	$(247)	$21	$90,304

The above investments are included in short-term investments in marketable securities on the Company’s condensed consolidated balance sheets.

The following tables show the unrealized losses and fair market values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 26, 2015 and June 27, 2015:

	Continuous Unrealized Losses at September 26, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
National government and agency securities	$-	$-	$-	$-	$-	$-
State and municipal bond obligations	593	6	607	3	1,200	9
Corporate bonds and notes	18,266	239	1,758	35	20,024	274
Asset backed securities	2,404	12	424	15	2,828	27
Mortgage backed securities	3,200	17	-	-	3,200	17
Total	$24,463	$274	$2,789	$53	$27,252	$327

	Continuous Unrealized Losses at June 27, 2015
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
National government and agency securities	$1,411	$3	$190	$-	$1,601	$3
State and municipal bond obligations	928	4	1,077	7	2,005	11
Corporate bonds and notes	20,621	188	2,893	12	23,514	200
Asset backed securities	1,961	16	1,061	4	3,022	20
Mortgage backed securities	2,023	12	336	1	2,359	13
	$26,944	$223	$5,557	$24	$32,501	$247

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the cost is recoverable. The unrealized losses are primarily due to fluctuations in market interest rates. The Company reports unrealized gains and losses on its “available-for-sale” securities in accumulated other comprehensive income in shareholders’ equity.

The Company records gains or losses realized on sales of available-for-sale securities in interest and other income, net on its condensed consolidated statements of operations. The cost of securities sold is based on the specific identification of the security and its amortized cost. For the three month periods ended September 26, 2015 and September 27, 2014, proceeds from sales and maturities of available-for-sale securities were $20.8 million and $15.3 million, respectively, and realized losses were $37,000 and $6,000, respectively.

The following table lists the fair market value of the Company’s short-term investments by length of time to maturity as of September 26, 2015. Securities with maturities over multiple dates are mortgage-backed (“MBS”) or asset-backed securities (“ABS”) featuring periodic principle paydowns through 2042.

September 26,
(in thousands)	2015
Contractual Maturities
Less than 12 months	$21,985
One to three years	35,128
Over three years	16,699
Multiple dates	5,146
Total	$78,958

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

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis. All of the investments are classified as Level 2 as of September 26, 2015. Level 2 pricing is provided by third party sources of market information obtained through the Company’s investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from advisors. The Company’s investment advisors obtain pricing data from independent sources, such as Standard & Poor’s, Bloomberg and Interactive Data Corporation, and rely on comparable pricing of other securities because the Level 2 securities it holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities.

The Company’s Level 2 securities include time deposits, government securities, corporate debt securities and mortgage-backed and asset-backed securities. The securities must meet a required rating level by at least one of the rating agencies (Moody’s, Standard & Poor’s, Fitch). Government securities include US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and most are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages.

	As of September 26, 2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments
Time deposits	$40,062	$-	$40,062	$-
Repurchase Agreements	754	-	754	-
National government and agency securities	3,241	-	3,241	-
State and municipal bond obligations	5,242	-	5,242	-
Corporate bonds and notes	39,188	-	39,188	-
Asset backed securities	7,619	-	7,619	-
Mortgage backed securities	4,404	-	4,404	-
Total	$100,510	$-	$100,510	$-

(1)	$20,798,000 of the time deposits and $754,000 of the repurchase agreements are included in cash and cash equivalents; the balance of the investments are included in short-term investments in marketable securities on our consolidated balance sheet.

The Company had no transfers into or out of Level 2 during the three months ended September 26, 2015.

When assessing marketable securities for other-than-temporary declines in value, a number of factors are considered. Analyses of the severity and duration of price declines, remaining years to maturity, portfolio manager reports, economic forecasts, and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses as of September 26, 2015 to recover in fair value up to the Company’s cost bases within a reasonable period of time. The Company does not intend to sell investments with unrealized losses before maturity, when the obligors are required to redeem them at full face value or par. The Company believes the obligors have the financial resources to redeem the debt securities. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired as of September 26, 2015.

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates.

Item 2: Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Pericom Semiconductor Corporation

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 27, 2015 (the “Form 10-K”).

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

On September 3, 2015, we announced that we had entered into an Agreement and Plan of Merger with Diodes Incorporated summarized in Note 1 of Notes to Condensed Consolidated Financial Statements.

During the three months ended September 26, 2015, net revenues decreased 5.1% as compared with the three months ended September 27, 2014, with reduced sales in the embedded, digital media, storage and networking end market segments, partially offset by sales gains in the PC/notebook market segment, where our new products have higher gross margins than in years past. We increased gross profit for the three months ended September 26, 2015 to $14.3 million for an increase of $261,000 from $14.1 million for the three months ended September 27, 2014, primarily due to improved gross margins in both IC and FCP products. The overall gross margin for the three months ended September 26, 2015 was 45.4%, a 310 basis point improvement, as compared to 42.3% for the three months ended September 27, 2014.

Operating income was $823,000 for the three months ended September 26, 2015, as compared with operating income of $2.2 million for the three months ended September 27, 2014, with the decrease attributable to $1.7 million of merger-related expenses incurred in the current period. Interest and other income was $3.2 million for the three months ended September 26, 2015, as compared with interest and other income of $1.3 million for the three months ended September 27, 2014, with the increase attributable primarily to a $1.2 million increase in unrealized exchange gains and $805,000 of other income from a release of reserves related to a foreign subsidy. Net income for the three months ended September 26, 2015 was $3.6 million, or $0.16 per diluted share as compared to a net income of $2.5 million or $0.11 per share for the three months ended September 27, 2014.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	September 26,	September 27,
	2015	2014
Net revenues	100.0%	100.0%
Cost of revenues	54.6%	57.7%
Gross profit	45.4%	42.3%
Operating expenses:
Research and development	14.1%	13.8%
Selling, general and administrative	28.7%	21.9%
Total	42.8%	35.7%
Income from operations	2.6%	6.6%
Interest and other income, net	10.3%	3.8%
Income before income taxes	12.9%	10.4%
Income tax expense	1.7%	3.1%
Net income from consolidated companies	11.2%	7.3%
Equity in net income of unconsolidated affiliates	0.1%	0.1%
Net income	11.3%	7.4%

Net Revenues

The following table sets forth our revenues and the customer concentrations with respect to such revenues for the periods indicated.

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Net revenues	$31,570	$33,259	-5.1%
% of net revenues accounted for by top 5 direct
customers (1)	52.0%	52.0%

Number of direct customers that each account for
more than 10% of net revenues	2	2

% of net revenues accounted for by top 5 end
customers (2)	38.5%	29.9%

Number of end customers that each account for
more than 10% of net revenues	2	-

(1)	Direct customers purchase products directly from us and include distributors, contract manufacturers and original equipment manufacturers (“OEMs”).

(2)	End customers are OEMs and their products are manufactured using our products. End customers may purchase directly from us or from distributors or contract manufacturers. For end customer data, we rely on information provided by our direct distribution and contract manufacturing customers.

Net revenues consist of product sales, which we generally recognize upon shipment, less an estimate for returns and allowances.

Net revenues decreased $1.7 million or 5.1% in the first three months of fiscal 2016 versus the first three months of fiscal 2015. Net revenue for IC and FCP products in the first three months of fiscal 2016 versus the first three months of fiscal 2015 reflected:

●	an increase of $298,000 or 1.5% in sales of IC products to $20.4 million, and
●	a decrease of $2.0 million or 15.1% in sales of our FCP products to $11.1 million.

The increase in sales of IC products was primarily driven by increased sales in the PC/notebook end market segment. The decrease in sales of FCP products occurred primarily in the digital media, embedded and storage end market segments.

The following table sets forth net revenues by country as a percentage of total net revenues for the three months ended September 26, 2015 and September 27, 2014:

	Three Months Ended
	September 26,	September 27,
	2015	2014
China (including Hong Kong)	47%	49%
Taiwan	36%	32%
United States	3%	4%
Other (less than 10% each)	14%	15%
Total	100%	100%

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

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Net revenues	$31,570	$33,259	-5.1%
Gross profit	14,341	14,080	1.9%
Gross profit as a percentage of net
revenues (gross margin)	45.4%	42.3%

The increase in gross profit in the first three months of fiscal 2016 as compared to the first three months of fiscal 2015 of $261,000 is the result of:

●	a gross margin increase from 42.3% to 45.4%, resulting in a $1.0 million improvement in gross profit, and
●	a 5.1% decrease in sales, which led to $767,000 of reduced gross profit.

The sales decrease was discussed above. The gross margin increase resulted primarily from our initiatives to focus on higher-margin opportunities in server, storage, networking, telecom and embedded market segments, as well as increased sales mix of crystal oscillator products and recently higher margin products in the PC/notebook end market.

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

During the three month periods ended September 26, 2015 and September 27, 2014, gross profit and gross margin benefited as a result of the sale of inventory of $29,000 and $88,000 respectively, that we had previously identified as excess and written down to zero value.

Research and Development (“R&D”)

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Net revenues	$31,570	$33,259	-5.1%
Research and development	4,452	4,588	-3.0%

R&D as a percentage of net revenues	14.1%	13.8%

Research and development expenses consist primarily of costs related to personnel and overhead, non-recurring engineering charges, and other costs associated with the design, prototyping, testing, manufacturing process design support, and technical customer applications support of our products. The expense decrease of $136,000 for the three month period ended September 26, 2015 as compared to the same period of the prior year included decreases of $276,000 for masks and $148,000 for outside services, partially offset by increased expenses of $152,000 for software maintenance and $121,000 for depreciation.

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

Selling, General and Administrative (“SG&A”)

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Net revenues	$31,570	$33,259	-5.1%
Selling, general and administrative	9,066	7,300	24.2%

SG&A as a percentage of net revenues	28.7%	21.9%

Selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The expense increase of approximately $1.8 million for the three month period ended September 26, 2015 as compared to the same period of the prior year is attributable primarily to the incurrence of $1.7 million in legal services, financial advisor and shareholder relations related to the proposed merger, $152,000 for share-based compensation and $58,000 for software maintenance.

We anticipate that selling, general and administrative expenses will increase modestly in future periods over the long term due to increased commission expense to the extent we achieve higher sales levels. We intend to continue our focus on controlling costs. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement further cost-cutting actions.

Interest and Other Income, Net

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Interest income	$618	$647	-4.5%
Other income	798	44	1713.6%
Foreign exchange transaction gain	1,829	583	213.7%
Interest and other income, net	$3,245	$1,274	154.7%

Interest and other income for the three month period ended September 26, 2015 increased $2.0 million as compared with the same period of the prior year due primarily to a $1.2 million increase in foreign exchange transaction gains and $805,000 of other income from a release of reserves held for a government subsidy grant to our Yangzhou facility.

Income Tax Expense

	Three Months Ended
	September 26,	September 27,	%
(in thousands)	2015	2014	Change
Pre-tax income	$4,068	$3,466	17.4%
Income tax expense	535	1,010	-47.0%

Effective tax rate	13.2%	29.1%

The difference in the effective tax rate for the three months ended September 26, 2015 as compared with the same period of the prior year is due primarily to the allocation of earnings between different tax jurisdictions and the inability to utilize losses in certain non-includable entities.

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes, the effect of foreign income tax and foreign losses and stock-based compensation from equity grants.

Equity in Net Income of Unconsolidated Affiliate

Equity in net income of unconsolidated affiliate consists of our allocated portion of the net income of Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), an FCP manufacturing company located in Science Park of Jiyuan City, Henan Province, China. JCP is a key manufacturing partner of PSE-TW, and PSE-TW has acquired a 49% equity interest in JCP. For the three month periods ended September 26, 2015 and September 27, 2014, the Company’s allocated portion of JCP’s results was income of $26,000 and $39,000, respectively.

Liquidity and Capital Resources

As of September 26, 2015, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $120.5 million as compared with $129.1 million on June 27, 2015.

Our investment in debt securities includes government securities, corporate debt securities and mortgage-backed and asset-backed securities. Government securities include US treasury securities, US federal agency securities, foreign government and agency securities, and US state and municipal bond obligations. Many of the municipal bonds are insured; those that are not are nearly all AAA/Aaa rated. The corporate debt securities are all investment grade and nearly all are single A-rated or better. The asset-backed securities are AAA/Aaa rated and are backed by auto loans, student loans, credit card balances and residential or commercial mortgages. Most of our mortgage-backed securities are collateralized by prime residential mortgages issued by government agencies including FNMA, FHLMC and FHLB. Those issued by banks are AAA-rated. As of September 26, 2015, unrealized gains on marketable securities net of taxes were $125,000. When assessing marketable securities for other than temporary declines in value, we consider a number of factors. Our analyses of the severity and duration of price declines, portfolio manager reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses as of September 26, 2015 to recover in fair value up to our cost bases within a reasonable period of time. We have the ability and intent to hold investments with unrealized losses until maturity, when the obligors are required to redeem them at full face value or par, and we believe the obligors have the financial resources to redeem the debt securities. Accordingly, we do not consider our investments to be other than temporarily impaired as of September 26, 2015.

As of September 26, 2015, $41.5 million was classified as cash and cash equivalents compared with $38.8 million as of June 27, 2015. The maturities of our short term investments are staggered throughout the year so that cash requirements are met. Because we are a fabless semiconductor manufacturer, we have lower capital equipment requirements than other semiconductor manufacturers who own wafer fabrication facilities. For the three month period ended September 26, 2015, we spent approximately $2.0 million on property, plant and equipment, compared to $1.1 million for the three month period ended September 27, 2014. We generated approximately $618,000 of interest income for the three month period ended September 26, 2015, as compared with $647,000 of interest income for the three month period ended September 27, 2014. In the longer term we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Our net cash provided by operating activities of $2.9 million for the three months ended September 26, 2015 was primarily the result of $3.6 million of net income and the addition of non-cash expenses of $2.3 million in depreciation and amortization, $960,000 of share-based compensation expense, $797,000 of tax benefit from share-based transactions, $441,000 from deferred taxes and $66,000 from the write off of assets, partially offset by deductions of $220,000 of excess tax benefit from share-based transactions and $26,000 of equity in net income of unconsolidated affiliate. An additional contribution to cash included reductions of $77,000 in prepaid expenses and other current assets, and an increase of $2.7 million in accounts payable. Such contributions were partially offset by increases of $4.0 million in accounts receivable, $2.1 million in inventory and decreases of $1.7 million in accrued liabilities. Our net cash provided by operating activities was $7.1 million in the three months ended September 27, 2014.

Our cash provided by investing activities of $8.6 million for the three months ended September 26, 2015 was the result of sales and maturities of available for sale investments exceeding purchases of available for sale investments by approximately $10.6 million, partially offset by additions to property and equipment of approximately $2.0 million. Our cash used in investing activities was $11.6 million for the three months ended September 27, 2014.

Our cash used in financing activities for the three months ended September 26, 2015 of $6.9 million was the result of expenditures of $5.8 million for the repurchase of our common stock, and $1.3 million of cash dividends paid, partially offset by $220,000 of excess tax benefit from share-based transactions. Our cash used in financing activities was $775,000 for the three months ended September 27, 2014.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 26, 2015 are as follows:

		Payments Due by Period
(in thousands)		Less than 1	1– 3	3– 5
	Total	Year	Years	Years	Thereafter
Operating lease payments	$945	$427	$499	$17	$2
Capital equipment purchase obligations	11	11	-	-	-
Facility modifications	330	330	-	-	-
Total obligations	$1,286	$768	$499	$17	$2

The operating lease commitments are primarily facility leases at our various Asian subsidiaries.

The facility modification commitments have been made by our Shandong, China manufacturing operation for a general contractor and architecture firm to develop feasibility studies, plans and cost estimates for potential additional development of our plant site. We have no other purchase obligations beyond routine purchase orders and the facility modifications shown in the table as of September 26, 2015.

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

For further information about the Company’s critical accounting policies, see the discussion of critical accounting policies in the Company’s Form 10-K for the fiscal year ended June 27, 2015. Management believes that there has been no significant change during the three month period ended September 26, 2015 to the items identified as critical accounting policies in the Company’s Form 10-K for the fiscal year ended June 27, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 26, 2015 our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash equivalents, of $79.0 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. However, we do not believe that such a decrease would have a material effect on our results of operations over the next fiscal year. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

When the general economy weakens significantly, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. As of September 26, 2015, we held a significant portion of our corporate cash in diversified portfolios of investment-grade marketable securities, mortgage- and asset-backed securities, and other securities that had unrealized gains net of tax of $125,000. Although we consider unrealized gains and losses on individual securities to be temporary, there is a risk that we may incur other-than-temporary impairment charges if credit and equity markets are unstable and adversely impact securities issuers.

We transact business in various non-U.S. currencies, primarily the New Taiwan Dollar, the Hong Kong Dollar and the Chinese Renminbi. We are exposed to fluctuations in foreign currency exchange rates on accounts receivable and accounts payable from sales and purchases in these foreign currencies and the net monetary assets and liabilities of our foreign subsidiaries. Of our $120.5 million of cash, cash equivalents and short-term investments as of September 26, 2015, $73.9 million is in our foreign subsidiaries. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would have a material impact on our financial position and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 26, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statement as a result of various factors, including those set forth below. The listing below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

RISKS RELATED TO THE MERGER

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be consummated.

On September 2, 2015, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Diodes Incorporated, a Delaware Corporation (“Diodes”) and PSI Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Diodes (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Diodes. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, excluding shares owned by shareholders who have exercised dissenters’ rights under California law and shares owned by the Company, Diodes, Merger Sub or any of their respective subsidiaries, will be converted into the right to receive $17.00 in cash, without interest. The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. Those conditions include, but are not limited to: the approval of the Merger by our shareholders; absence of any law enacted, issued, promulgated enforced or entered by any specified governmental entity of competent jurisdiction that is in effect and makes illegal, permanently enjoining or otherwise prohibiting the consummation of the merger; the continued accuracy of the representations and warranties of both parties subject to specified materiality standards; the performance by both parties of their covenants and agreements in all material respects; and that, since the date of the Merger Agreement, there has been no occurrence, effect, incident, action, failure to act or transaction that has had or would reasonably be expected to have, a material adverse effect on our company. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be consummated. In addition, if the Merger is not completed by March 2, 2016, either we or Diodes may choose not to proceed with the Merger. In addition, we or Diodes may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, whether before or after our shareholders approve the Merger. If the Merger Agreement is terminated under certain circumstances, we would be required to pay Diodes a termination fee equal to $15 million.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not consummated, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

●

matters relating to the Merger (including integration planning) have required and will continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to ongoing research and development activities, day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

●

we will be required to pay certain costs relating to the Merger, including legal, accounting, filing and other fees and mailing, financial printing and other expenses, whether or not the Merger is completed;

●

the current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a material decline in the price of our common stock;

●	we may experience negative reactions from investors, customers, regulators and employees;
●

the Merger Agreement places certain restrictions on the conduct of our business prior to the closing of the Merger. Such restrictions, the non-compliance of which is subject to the consent of Diodes, may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

●	any shareholder litigation in connection with the Merger or the Merger Agreement may result in significant costs of defense, indemnification and liability.

In addition to the above risks, we may be required to pay to Diodes a termination fee equal to $15 million, which may materially adversely affect our financial results. If the Merger is not consummated, these risks may materialize and may materially and adversely affect our business, financial results and share price.

The Merger Agreement contains provisions that restrict our ability to pursue or solicit alternatives to the Merger and for our board of directors to change its recommendation that our shareholders vote for the approval of the Merger and, in specified circumstances, could require us to pay Diodes a termination fee of $15 million. However, the Merger Agreement does not prevent our board of directors from considering and responding to unsolicited offers if the board of directors determines in good faith that the failure to do so would be inconsistent with its fiduciary duties.

Under the Merger Agreement, we are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and enter into discussions or negotiations with, third parties regarding alternative acquisition proposals. However, prior to the receipt of the approval of the Merger from our shareholders, the solicitation restrictions are subject to a customary “fiduciary-out” provision that allow us, under certain circumstances, to provide information to and participate in negotiations or discussions with third parties with respect to an alternative acquisition proposal if our board of directors determines in good faith, after consultation with outside legal counsel, that the failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, our board of directors, after satisfying certain notice requirements to Diodes, may change its recommendation with respect to the Merger if it determines in good faith, after consultation with outside legal counsel, that the failure to do so under certain circumstances specified in the Merger Agreement would reasonably be expected to be inconsistent with the board of directors’ fiduciary duties under applicable law.

Under certain circumstances, we may terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, if our board of directors (after consultation with our outside legal counsel and our financial advisor) determines in good faith that such proposal is more favorable from a financial point of view to our shareholders (taking into account any revisions to the Merger Agreement agreed by Diodes within three business days of Diodes’ receipt of the terms of such proposal, or within two business days of Diodes’ receipt of any material amendment to such proposal) than the Merger. If our board of directors recommends such superior proposal to our shareholders but does not terminate the Merger Agreement, Diodes would be entitled to terminate the Merger Agreement. Under either of these circumstances, we would be required to pay Diodes a termination fee equal to $15 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

While the Merger is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to become uncertain about future business relationships with us that could possibly lead to reduced partnership and business momentum. Employee retention may be challenging during the pendency of the Merger, as certain of our employees may experience uncertainty about their future roles. If our key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the Company, our business could be seriously harmed. In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Diodes. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger.

Our directors and officers may have interests in the Merger different from the interests of our shareholders.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our board of directors approved the Merger Agreement and recommended that our shareholders vote in favor of the Merger. These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our shareholders generally. These interests include, but are not limited to, the treatment in the Merger of stock options, restricted stock units, change of control employment agreements and other rights held by our directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers. Our shareholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the Merger Proposal. In connection with the Merger, certain of our directors and executive officers, in their capacities as holders of shares or other equity interests of the Company entered into voting agreements pursuant to which they agreed, among other things, to vote or cause to be voted all of the Company shares beneficially owned by such shareholders for the approval of the Merger and the Merger Agreement and against any alternative proposal.

Our board of directors was aware of these interests when it determined that the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, was fair to and in the best interests of the Company and its shareholder and approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Because the Merger Consideration to be paid to our shareholders is a fixed amount of cash per share of our common stock and does not include the issuance of any Diodes shares, our shareholders will not realize any potential future gains from the post-Merger combined business.

The amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger and over a period of time following the consummation of the Merger. For the three months ended September 26, 2015, we have incurred direct transaction costs of approximately $1.7 million. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

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

Our success depends in part on our ability to obtain patents and licenses and preserve other intellectual property rights covering our products and development and testing tools. In the United States, we currently hold 96 patents covering certain aspects of our product designs and have five additional patent applications pending. Copyrights, mask work protection, trade secrets and confidential technological know-how are also key to our business. Additional patents may not be issued to us or our patents or other intellectual property may not provide meaningful protection. We may be subject to, or initiate, interference proceedings in the U.S. Patent and Trademark Office. These proceedings can consume significant financial and management resources. We may become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

A relatively small number of key customers have accounted for a significant portion of our net revenues in each of the past several fiscal years. In general we expect this to continue for the foreseeable future. We had two direct customers who each accounted for more than 10% of net revenues during the three months ended September 26, 2015 and September 27, 2014. As a percentage of net revenues, sales to our top five direct customers during the three months ended September 26, 2015 and September 27, 2014 totaled 52% in both periods.

We do not have long-term sales agreements with any of our customers. Our customers are not subject to minimum purchase requirements, may reduce or delay orders periodically due to excess inventory and may discontinue purchasing our products at any time. Our distributors typically offer competing products in addition to ours. For the three months ended September 26, 2015 and September 27, 2014, sales to our domestic and international distributors were approximately 65% and 66% of net revenues, respectively. Distributors therefore continue to account for a significant portion of our sales. The loss of one or more significant customers, or the decision by a significant distributor to carry additional product lines of our competitors could decrease our revenues.

Selling through distributor channels increases the complexity of our business, requiring us to, among other matters:

●	manage a more complex supply chain;
●	monitor and understand the drivers of inventory levels at each of our distributors;
●	provide for credits, return rights and price protection;
●	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and
●	monitor the financial condition and creditworthiness of our distributors.

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

In the three months ended September 26, 2015, we generated approximately 93%, 4% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. In the three months ended September 27, 2014, we generated approximately 91%, 6% and 3% of our net revenues from sales in Asia, the United States and the rest of the world, respectively. We expect that foreign sales will continue to represent by far the majority of net revenues. This will require significant management attention and financial resources and further subject us to international operating risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014, the Board authorized a share repurchase program for $20 million of our common stock. We were authorized to repurchase the shares from time to time in the open market or private transactions, at the discretion of our management. The following table summarizes the stock repurchase activity during the three months ended September 26, 2015.

			Total Number of
	Total		Shares Purchased	Maximum $ Value
	Number of	Average	as Part of Publicly	That May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
July, 2015	224,906	$12.37	224,906	$12,965,753
August, 2015	240,051	12.42	240,051	9,984,343
September, 2015	-	-	-	9,984,343
Total	464,957	$12.39	464,957	$9,984,343

Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases in the past, and we expect to fund future stock repurchases from these same sources.

Item 6. Exhibits.

Exhibit	Exhibit
Number	Description
2.1*

Agreement and Plan of Merger, dated as of September 2, 2015, by and among Pericom Semiconductor Corporation, PSI Merger Sub, Inc., and Diodes Incorporated, filed as Exhibit 10.2 to the Company’s Form 8-K filed September 3, 2015, and incorporated herein by reference.

3.1	Amended and Restated Bylaws, as amended on September 2, 2015, filed as Exhibit 10.2 to the Company’s Form 8-K filed September 3, 2015, and incorporated herein by reference.
31.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alex C. Hui, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kevin S. Bauer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Form of Voting Agreement, dated as of September 2, 2015, by and among Diodes Incorporated and certain holders of shares and other equity interests of Pericom Semiconductor Corporation, filed as Exhibit 10.2 to the Company’s Form 8-K filed September 3, 2015, and incorporated herein by reference.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. Pericom agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pericom Semiconductor Corporation
(Registrant)

Date: November 2, 2015	By:	/s/ Alex C. Hui
Alex C. Hui
Chief Executive Officer

	By:	/s/ Kevin S. Bauer
Kevin S. Bauer
Chief Financial Officer